Form 10-Q
period 2022-03-31
John Marshall Bancorp, Inc.
filed 2022-05-25
CIK 1710482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-41315

John Marshall Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Virginia	81-5424879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1943 Isaac Newton Square

Suite 100

Reston, VA 20190

(Address of Principal Executive Offices)

(703) 584-0840

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common Stock, $0.01 par value per share	JMSB	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of May 20, 2022, there were 13,998,507 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN MARSHALL BANCORP, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Cash and due from banks	$6,189	$2,920
Interest-bearing deposits in banks	176,172	102,879
Total cash and cash equivalents	182,361	105,799
Securities available-for-sale, at fair value	298,103	239,300
Securities held-to-maturity, fair value of $95,051 and $103,258 as of March 31, 2022 and December 31, 2021, respectively	104,177	105,509
Restricted securities, at cost	5,088	4,951
Equity securities, at fair value	2,324	1,869
Loans, net of unearned income	1,631,260	1,666,469
Allowance for loan losses	(20,031)	(20,032)
Net loans	1,611,229	1,646,437
Bank premises and equipment, net	1,532	1,620
Accrued interest receivable	4,354	4,943
Bank owned life insurance	21,093	20,998
Right of use assets	4,567	4,913
Other assets	14,781	12,970
Total assets	$2,249,609	$2,149,309
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand deposits	$495,811	$488,838
Interest-bearing demand deposits	760,074	633,901
Savings deposits	114,427	101,376
Time deposits	612,787	657,438
Total deposits	1,983,099	1,881,553
Federal Home Loan Bank advances	18,000	18,000
Subordinated debt	24,845	24,728
Accrued interest payable	477	843
Lease liabilities	4,830	5,182
Dividend payable	2,790	—
Other liabilities	10,713	10,533
Total liabilities	$2,044,754	$1,940,839
Commitment and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued	$—	$—
Common stock, nonvoting, par value $0.01 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, voting, par value $0.01 per share; authorized 30,000,000 shares; issued and outstanding, 13,950,570 at March 31, 2022, including 60,366 unvested shares, 13,745,598 shares at December 31, 2021, including 75,826 unvested shares	139	137
Additional paid-in capital	93,135	91,107
Retained earnings	122,510	117,626
Accumulated other comprehensive loss	(10,929)	(400)
Total shareholders’ equity	$204,855	$208,470
Total liabilities and shareholders’ equity	$2,249,609	$2,149,309

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Interest and Dividend Income
Interest and fees on loans	$18,184	$17,839
Interest on investment securities, taxable	1,380	769
Interest on investment securities, tax-exempt	30	30
Dividends	60	65
Interest on deposits in banks	91	44
Total interest and dividend income	$19,745	$18,747
Interest Expense
Deposits	$1,323	$2,060
Federal Home Loan Bank advances	30	33
Subordinated debt	476	372
Total interest expense	$1,829	$2,465
Net interest income	$17,916	$16,282
Provision for loan losses	-	2,365
Net interest income after provision for loan losses	$17,916	$13,917
Non-interest Income
Service charges on deposit accounts	$77	$58
Bank owned life insurance	95	107
Other service charges and fees	137	104
Gain on sales and calls of securities	—	10
Insurance commissions	221	155
Other operating income (loss)	(116)	30
Total non-interest income	$414	$464
Non-interest Expenses
Salaries and employee benefits	$6,027	$4,989
Occupancy expense of premises	493	507
Furniture and equipment expenses	325	322
Other operating expenses	1,941	2,075
Total non-interest expenses	$8,786	$7,893
Income before income taxes	$9,544	$6,488
Income tax expense	1,870	1,414
Net income	$7,674	$5,074
Earnings per share, basic	$0.55	$0.37
Earnings per share, diluted	$0.55	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Net Income	$7,674	$5,074
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax of $(2,788) and $(676) for March 31, 2022 and March 31, 2021, respectively	(10,488)	(2,544)
Reclassification adjustment for gains on available-for-sale securities included in net income, net of tax of $(2) for March 31, 2021	—	(8)
Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax of $(11) for March 31, 2022	(41)	—
Total other comprehensive loss	$(10,529)	$(2,552)
Total comprehensive loss	$(2,855)	$2,522

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

					Accumulated
					Other	Total
			Additional Paid- In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2020	13,532,558	$135	$89,995	$92,165	$3,786	$186,081
Net income	—	—	—	5,074	—	5,074
Other comprehensive loss	—	—	—	—	(2,552)	(2,552)
Exercise of stock options	21,250	1	151	—	—	152
Restricted stock vesting	12,571	—	—	—	—	—
Share-based compensation	—	—	149	—	—	149
Balance, March 31, 2021	13,566,379	$136	$90,295	$97,239	$1,234	$188,904

Balance, December 31, 2021	13,669,772	$137	$91,107	$117,626	$(400)	$208,470
Net income	—	—	—	7,674	—	7,674
Other comprehensive loss	—	—	—	—	(10,529)	(10,529)
Dividend declared on common stock ($0.20 per share)	—	—	—	(2,790)	—	(2,790)
Exercise of stock options	206,472	2	1,889	—	—	1,891
Restricted stock vesting	13,960	—	—	—	—	—
Share-based compensation	—	—	139	—	—	139
Balance, March 31, 2022	13,890,204	$139	$93,135	$122,510	$(10,929)	$204,855

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$7,674	$5,074
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	153	189
Right of use asset amortization	346	333
Provision for loan losses	-	2,365
Share-based compensation expense	139	149
Net amortization of securities	125	95
Fair value adjustment on equity securities	117	(33)
Amortization of debt issuance costs	117	13
Net losses on premises and equipment	1	—
Gains on sales and calls of available-for-sale securities	—	(10)
Deferred tax expense (benefit)	580	(835)
Increase in cash surrender value of life insurance	(95)	(107)
Changes in assets and liabilities:
Decrease in accrued interest receivable	589	490
Decrease in other assets	409	583
Decrease in accrued interest payable	(366)	(185)
Increase (decrease) in other liabilities	(172)	571
Net cash provided by operating activities	$9,617	$8,692
Cash Flows from Investing Activities
Net (increase) decrease in loans	$35,208	$(43,260)
Purchase of available-for-sale securities	(87,151)	(71,807)
Purchase of held-to-maturity securities	(1,003)	—
Proceeds from maturities, calls and principal repayments of available-for-sale securities	14,968	7,831
Proceeds from maturities, calls and principal repayments of held-to-maturity securities	2,261	—
Net (purchase) redemption of restricted securities	(137)	587
Purchase of equity securities	(572)	(455)
Purchases of bank premises and equipment	(66)	(70)
Net cash (used in) investing activities	$(36,492)	$(107,174)
Cash Flows from Financing Activities
Net increase in deposits	$101,546	$121,270
Issuance of common stock for share options exercised	1,891	152
Net cash provided by investing activities	$103,437	$121,422
Net increase in cash and cash equivalents	$76,562	$22,940
Cash and cash equivalents, beginning of period	105,799	138,457
Cash and cash equivalents, end of period	$182,361	$161,397
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,078	$2,637
Income taxes	—	—
Supplemental Disclosures of Noncash Transactions
Unrealized gain (loss) on securities available-for-sale	$(13,276)	$(3,229)

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

Note 1— Nature of Business and Summary of Significant Accounting Policy

Nature of Banking Activities

John Marshall Bancorp, Inc. (the “Company”), headquartered in Reston, Virginia, became the registered bank holding company under the Bank Holding Company Act of 1956 for its wholly-owned subsidiary, John Marshall Bank (the “Bank”), on March 1, 2017. This reorganization was completed through a one-for-one share exchange in which the Bank’s shareholders received one share of voting common stock of the Company in exchange for each share of the Bank’s voting common stock. The Company was formed on April 21, 2016 under the laws of the Commonwealth Virginia. The Bank was formed on April 5, 2005 under the laws of the Commonwealth of Virginia and was chartered as a bank on February 9, 2006, by the Virginia Bureau of Financial Institutions. The Bank is a member of the Federal Reserve System and is subject to the rules and regulations of the Virginia Bureau of Financial Institutions, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank opened for business on April 17, 2006 and provides banking services to its customers primarily in the Washington, D.C. metropolitan area.

Basis of Presentation

The accounting and reporting policies of John Marshall Bancorp, Inc. conform to generally accepted accounting principles in the United States of America (“GAAP”) and reflect practices of the banking industry. The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and with applicable quarterly reporting regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all of the information and notes required by GAAP for complete financial statements. As such, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ending December 31, 2021, included in the Company’s Registration Statement on Form 10 as amended, filed with the SEC on April 18, 2022.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions between the Company and the Bank have been eliminated. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for any other interim period or for the full year.  All amounts and discloses included in this quarterly report as of December 31, 2021, were derived from the Company’s audited consolidated financial statements. Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or shareholders’ equity.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (“SEC”) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. As part of the Company’s implementation efforts, we have engaged a third-party vendor, reconciled historical loan, charge-off and recovery data and determined segmentation of the loan portfolio for application of the current expected credit losses calculation. The Company is currently in the process of designing calculation methodologies under the new guidance and quantifying the approximate impact on the Company’s financial position and results of operation. We have engaged an external vendor to assist with model validation.

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have not yet adopted ASU 2016-13 (such as the Company), the effective dates for the provisions of ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13; however, the Company does not expect to adopt ASU 2016-13 in advance of the required implementation date.  The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. As of March 31, 2022, the Company did not have any loans indexed to LIBOR. Subject to market conditions, the Company intends to refinance its subordinated debt in July 2022 when it becomes callable and converts to a floating rate note indexed to LIBOR

Note 2— Investment Securities

The following table summarizes the amortized cost and fair value of securities held-to-maturity and available-for-sale and the corresponding amounts of gross unrealized gains and losses at March 31, 2022 and December 31, 2021.

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S Treasuries	$6,001	$—	$(491)	$5,510
U.S. government and federal agencies	35,673	—	(2,961)	32,712
Collateralized mortgage obligations	24,119	—	(2,094)	22,025
Taxable municipal	6,085	—	(662)	5,423
Mortgage-backed	32,299	—	(2,918)	29,381
Total Held-to-maturity Securities	$104,177	$—	$(9,126)	$95,051
Available-for-sale
U.S Treasuries	$51,704	$10	$(2,203)	$49,511
U.S. government and federal agencies	33,781	20	(1,841)	31,960
Corporate bonds	3,000	—	(35)	2,965
Collateralized mortgage obligations	39,910	3	(2,556)	37,357
Tax-exempt municipal	5,004	39	(192)	4,851
Taxable municipal	1,650	17	(18)	1,649
Mortgage-backed	177,329	103	(7,622)	169,810
Total Available-for-sale Securities	$312,378	$192	$(14,467)	$298,103

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S Treasuries	$6,000	$—	$(150)	$5,850
U.S. government and federal agencies	35,720	—	(726)	34,994
Collateralized mortgage obligations	25,606	—	(534)	25,072
Taxable municipal	6,089	—	(194)	5,895
Mortgage-backed	32,094	—	(647)	31,447
Total Held-to-maturity Securities	$105,509	$—	$(2,251)	$103,258
Available-for-sale
U.S Treasuries	$30,954	$—	$(411)	$30,543
U.S. government and federal agencies	34,803	258	(524)	34,537
Corporate bonds	1,000	31	—	1,031
Collateralized mortgage obligations	39,596	179	(726)	39,049
Tax-exempt municipal	5,007	255	—	5,262
Taxable municipal	1,653	37	(5)	1,685
Mortgage-backed	127,287	1,232	(1,326)	127,193
Total Available-for-sale Securities	$240,300	$1,992	$(2,992)	$239,300

During 2021, the Company transferred investment securities with a carrying value of $99.0 million, including an unrealized gain of $593 thousand from available-for-sale to held-to-maturity and began classifying certain newly purchased debt securities as held-to-maturity, as it has the intent and ability to hold these securities to maturity. The unrealized gain at the time of transfer is being amortized over the remaining lives of the securities.

The Company did not sell nor recognize any gain or loss for any debt securities for the three months ended March 31, 2022. The Company did not sell any debt securities for the three months ended March 31, 2021. A gross gain of $10 thousand was recognized on the call of a security during the three months ended March 31, 2021.

Securities having a market value of $88.0 million and $78.6 million at March 31, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and for other purposes required by law. These securities had an amortized cost of $93.5 million and $78.8 million at March 31, 2022 and December 31, 2021, respectively.

The following tables summarize the fair value of securities held-to-maturity and securities available-for-sale at March 31, 2022 and December 31, 2021 and the corresponding amounts of gross unrealized losses. Management uses the valuations as of month-end in determining when securities are in an unrealized loss position. Therefore, a security’s market value could have exceeded its amortized cost on other days during the prior twelve-month period.

	March 31, 2022
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
U.S Treasuries	$5,510	$(491)	$—	$—	$5,510	$(491)
U.S. government and federal agencies	19,818	(1,796)	12,894	(1,165)	32,712	(2,961)
Collateralized mortgage obligations	20,407	(1,918)	1,618	(176)	22,025	(2,094)
Taxable municipal	1,367	(184)	4,056	(478)	5,423	(662)
Mortgage-backed	17,229	(1,611)	12,152	(1,307)	29,381	(2,918)
Total Held-to-maturity Securities	$64,331	$(6,000)	$30,720	$(3,126)	$95,051	$(9,126)
Available-for-sale
U.S Treasuries	$40,683	$(2,203)	$—	$—	$40,683	$(2,203)
U.S. government and federal agencies	17,569	(619)	13,370	(1,222)	30,939	(1,841)
Corporate bonds	1,965	(35)	—	—	1,965	(35)
Collateralized mortgage obligations	33,514	(2,230)	3,284	(326)	36,798	(2,556)
Tax-exempt municipal	2,745	(192)	—	—	2,745	(192)
Taxable municipal	—	—	252	(18)	252	(18)
Mortgage-backed	143,279	(6,306)	13,494	(1,316)	156,773	(7,622)
Total Available-for-sale Securities	$239,755	$(11,585)	$30,400	$(2,882)	$270,155	$(14,467)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
U.S Treasuries	$5,851	$(150)	$—	$—	$5,851	$(150)
U.S. government and federal agencies	31,617	(645)	3,376	(81)	34,993	(726)
Corporate bonds	—	—	—	—	—	—
Collateralized mortgage obligations	25,072	(534)	—	—	25,072	(534)
Tax-exempt municipal	—	—	—	—	—	—
Taxable municipal	3,971	(133)	1,923	(61)	5,894	(194)
Mortgage-backed	27,995	(573)	3,452	(74)	31,447	(647)
Total Held-to-maturity Securities	$94,506	$(2,035)	$8,751	$(216)	$103,257	$(2,251)
Available-for-sale
U.S Treasuries	$30,543	$(411)	$—	$—	$30,543	$(411)
U.S. government and federal agencies	14,154	(301)	6,877	(223)	21,031	(524)
Corporate bonds	—	—	—	—	—	—
Collateralized mortgage obligations	30,352	(726)	—	—	30,352	(726)
Tax-exempt municipal	—	—	—	—	—	—

Taxable municipal	265	(5)	—	—	265	(5)
Mortgage-backed	93,129	(1,280)	918	(46)	94,047	(1,326)
Total Available-for-sale Securities	$168,443	$(2,723)	$7,795	$(269)	$176,238	$(2,992)

U.S. Treasuries - The unrealized losses in 23 and 15 U.S. Treasury debt securities at March 31, 2022 and December 31, 2021, respectively, were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at March 31, 2022 or December 31, 2021.

U.S. Government and Federal Agencies - The unrealized losses in 46 and 40 investments in direct obligations of U.S. government agencies at March 31, 2022 and December 31, 2021, respectively, were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at March 31, 2022 or December 31, 2021.

Collateralized Mortgage Obligation Securities - The unrealized losses in 46 and 35 investments in collateralized mortgage obligation investments at March 31, 2022 and December 31, 2021, respectively, were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by various agencies of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to change in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider the investment to be other-than-temporarily impaired at March 31, 2022 or December 31, 2021.

Municipal Securities - The unrealized losses in 11 and eight investments in municipal securities at March 31, 2022 and December 31, 2021, respectively, were caused by interest rate changes. Because the Company did not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at March 31, 2022 or December 31, 2021.

Corporate Securities - The unrealized losses in two corporate securities at March 31, 2022 were caused by interest rate changes. Because the Company did not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at March 31, 2022.

Mortgage-Backed Securities - The unrealized losses in 161 and 75 investments in federal agency mortgage-backed securities at March 31, 2022 and December 31, 2021, respectively, were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by various agencies of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to change in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at March 31, 2022 or December 31, 2021.

The Company reviews each debt security for other-than-temporary impairment on at least a quarterly basis based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the security’s ratings, the Company’s best estimate of the present value of cash flows expected to be collected from debt securities, the intention with regards to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery. The Company did not consider those investments to be other-than-temporary impaired at March 31, 2022 or December 31, 2021. Additionally, the Company has not recognized any other-than-temporary impairment on any of the investments owned as of March 31, 2022.

The table below summarizes, by major security type, the contractual maturities of our investment securities as of March 31, 2022. Borrowers may have the right to call or prepay certain obligations and as such, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below.

	March 31, 2022
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	43,331	39,718
Due after ten years	60,846	55,333
Total Held-to-maturity Securities	$104,177	$95,051
Available-for-sale
Due in one year or less	$1,045	$1,050
Due after one year through five years	65,548	63,018
Due after five years through ten years	112,263	107,900
Due after ten years	133,522	126,135
Total Available-for-sale Securities	$312,378	$298,103

In the prevailing rate environments as of March 31, 2022 and December 31, 2021, the Company’s investment portfolio had an estimated weighted average remaining life of approximately 5.0 years and 4.5 years, respectively.

The table below summarizes the carrying amount of restricted securities as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Federal Reserve Bank Stock	$3,280	$3,275
Federal Home Loan Bank Stock	1,748	1,616
Community Bankers’ Bank Stock	60	60
Total Restricted Securities	$5,088	$4,951

The Company held equity securities with readily determinable fair values totaling $2.3 million and $1.9 million at March 31, 2022 and December 31, 2021, respectively. Changes in the fair value of these securities are reflected in earnings. A loss of $117 thousand and a gain of $33 thousand was recorded in other non-interest income in the Consolidated Statements of Income for the three months ended March 31, 2022 and March 31, 2021, respectively. These securities consist of mutual funds held in a trust and were obtained for the purpose of economically hedging changes in the Company’s nonqualified deferred compensation liability.

Note 3— Loans

The following table presents the composition of the Company’s loan portfolio as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Real Estate Loans:
Commercial	$992,126	$968,442
Construction and land development	219,160	231,090
Residential	356,331	342,491
Commercial - Non-Real Estate:
Commercial loans	60,350	122,945
Consumer - Non-Real Estate:
Consumer loans	513	586
Total Gross Loans	$1,628,480	$1,665,554
Allowance for loan losses	(20,031)	(20,032)
Net deferred loan costs	2,780	915
Total net loans	$1,611,229	$1,646,437

Note 4— Allowance for Loan Losses

The following tables present the activity in the allowance for loan losses for the three months ended March 31, 2022 and March 31, 2021, as well as the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology as of March 31, 2022 and March 31, 2021.

	March 31, 2022
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, December 31, 2021	$13,091	$2,824	$2,769	$711	$5	$632	$20,032
Charge-offs	(1)	—	—	—	—	—	(1)
Recoveries	—	—	—	—	—	—	—
Provision	(694)	922	(12)	(11)	—	(205)	—
Ending Balance, March 31, 2022	$12,396	$3,746	$2,757	$700	$5	$427	$20,031

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	$12,396	$3,746	$2,757	$700	$5	$427	$20,031

Loans:
Ending Balance, March 31, 2022	$992,126	$219,160	$356,331	$60,350	$513	$—	$1,628,480
Individually evaluated for impairment	$—	$—	$542	$—	$—	$—	$542
Collectively evaluated for impairment	$992,126	$219,160	$355,789	$60,350	$513	$—	$1,627,938

	March 31, 2021
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, December 31, 2020	$10,602	$2,617	$2,430	$1,007	$11	$350	$17,017
Charge-offs	—	—	—	(1)	—	—	(1)
Recoveries	—	—	—	—	—	—	—
Provision	1,643	780	(20)	(271)	(2)	235	2,365
Ending Balance, March 31, 2021	$12,245	$3,397	$2,410	$735	$9	$585	$19,381

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	$12,245	$3,397	$2,410	$735	$9	$585	$19,381

Loans:
Ending Balance, March 31, 2021	$895,547	$250,208	$281,964	$178,433	$793	$—	$1,606,945
Individually evaluated for impairment	$141	$—	$448	$—	$—	$—	$589
Collectively evaluated for impairment	$895,406	$250,208	$281,516	$178,433	$793	$—	$1,606,356

Gross commercial loans included $7.8 million and $69.6 million of PPP loans as of March 31, 2022 and December 31, 2021, respectively. The Company does not maintain an allowance on these loan balances, as they are 100% guaranteed by the SBA. Management believes the ending allowances at each of the dates indicated were sufficient to absorb the probable losses inherent in the loan portfolio at those dates.

The following tables present a summary of impaired loans and the related allowance as of March 31, 2022 and December 31, 2021.

March 31, 2022
		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	with	with	Recorded	Related	Recorded	Income
(Dollars in thousands)	Balance	No Allowance	Allowance	Investment	Allowance	Investment	Recognized
Real Estate Loans
Commercial	$—	$—	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—	—	—
Residential	542	542	—	542	—	545	5
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total Impaired Loans	$542	$542	$—	$542	$—	$545	$5

December 31, 2021
		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	with	with	Recorded	Related	Recorded	Income
(Dollars in thousands)	Balance	No Allowance	Allowance	Investment	Allowance	Investment(1)	Recognized(1)
Real Estate Loans
Commercial	$—	$—	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—	—	—
Residential	549	549	—	549	—	569	24
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total Impaired Loans	$549	$549	$—	$549	$—	$569	$24
(1)	Amounts shown for the twelve month period ended December 31, 2021.

The following tables present a summary of past due and non-accrual loans by class as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$992,126	992,126	$—	$—
Construction and land development	—	—	—	—	219,160	219,160	—	—
Residential	—	—	—	—	356,331	356,331	—	—
Commercial	—	—	—	—	60,350	60,350	—	—
Consumer	—	—	—	—	513	513	—	—
Total Loans	$—	$—	$—	$—	$1,628,480	$1,628,480	$—	$—

	December 31, 2021
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$968,442	$968,442	$—	$—
Construction and land development	—	—	—	—	231,090	231,090	—	—
Residential	—	—	—	—	342,491	342,491	—	—
Commercial	—	—	—	—	122,945	122,945	—	—
Consumer	—	—	—	—	586	586	—	—
Total Loans	$—	$—	$—	$—	$1,665,554	$1,665,554	$—	$—

The following tables present a summary of credit quality information for loans by class as of March 31, 2022 and December 31, 2021.

	March 31, 2022
		Special				Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Loans
Real Estate Loans
Commercial	$985,025	$6,974	$127	$—	$—	$992,126
Construction and land development	219,160	—	—	—	—	219,160
Residential	356,219	—	112	—	—	356,331
Commercial	60,350	—	—	—	—	60,350
Consumer	513	—	—	—	—	513
Total Loans	$1,621,267	$6,974	$239	$—	$—	$1,628,480

	December 31, 2021
		Special				Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Loans
Real Estate Loans
Commercial	$961,177	$7,029	$236	$—	$—	$968,442
Construction and land development	230,704	—	386	—	—	231,090
Residential	342,377	—	114	—	—	342,491
Commercial	122,945	—	—	—	—	122,945
Consumer	586	—	—	—	—	586
Total Loans	$1,657,789	$7,029	$736	$—	$—	$1,665,554

The Company assesses credit quality based on internal risk rating of loans. Internal risk rating definitions are:

Pass: These include satisfactory loans that have acceptable levels of risk.

Special Mention: Loans classified as special mention have a potential weakness that requires close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. These credits do not expose the Company to sufficient risk to warrant further adverse classification.

Substandard: A substandard asset is inadequately protected by the current worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans classified as doubtful have all the weaknesses inherent in a substandard asset with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss: Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be received in the future.

As part of the Company’s loan modification program to borrowers experiencing financial difficulty, the Company may provide concessions to minimize the economic loss and improve long-term loan performance and collectability.

The Company had a recorded investment in TDRs of $542 thousand and $549 thousand as of March 31, 2022 and December 31, 2021, respectively. The Company did not have any loans that were determined to be new TDRs during the three months ended March 31, 2022 or during the three months ended March 31, 2021.

As of March 31, 2022 and 2021, all loans in TDR status were in compliance with their modified terms. There were no loans modified in TDRs that subsequently defaulted within 12 months of their modification date during the three months ended March 31, 2022 and 2021.

All TDRs are considered impaired and impairment is determined on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. As of March 31, 2022 and December 31, 2021, none of the Bank’s TDRs required the recordation of a specific reserve. As of March 31, 2022 and December 31, 2021, there were no additional commitments to disburse funds on loans classified as TDRs.

Note 5— Deposits and Borrowings

The following tables show the components of the Company’s funding sources.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Deposits:
Non-interest bearing demand deposits(1)	$495,811	$488,838
Interest-bearing demand deposits(1)	760,074	633,901
Savings deposits	114,427	101,376
Time deposits(2)	612,787	657,438
Total Deposits	$1,983,099	$1,881,553

			March 31, 2022	December 31, 2021
(Dollars in thousands)	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term Debt:
Subordinated debt	5.75%	5.75%	$24,845	$24,728
FHLB advances	0.63% - 0.69%	0.67%	18,000	18,000
Total Long-term Debt:			$42,845	$42,728

(1) Overdraft demand deposits reclassified to loans totaled $1 thousand and $2 thousand at March 31, 2022 and December 31, 2021, respectively.

(2)	The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was $246.0 million and $255.0 million at March 31, 2022 and December 31, 2021, respectively.

The Company obtains certain deposits through the efforts of third-party brokers. Brokered deposits totaled $217.8 million and $217.7 million at March 31, 2022 and December 31, 2021, respectively, and were included primarily in time deposits on the Company’s Consolidated Balance Sheets. Reciprocal IntraFi certificates of deposit totaled $39.6 million and $61.3 million at March 31, 2022 and December 31, 2021, respectively. Reciprocal IntraFi demand and money market deposits totaled $277.6 million and $209.6 million at March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022, there were no depositors that represented 5% or more of the Company’s total deposits.

The Company completed a private placement of $25.0 million of fixed-to-floating subordinated notes on July 6, 2017. Subject to limited exceptions permitting earlier redemption, the notes are callable, in whole or in part, commencing July 15, 2022. Unless redeemed earlier, the notes will mature on July 15, 2027. The notes bear a fixed rate of 5.75% to but excluding July 15, 2022, and will bear a floating rate equal to three-month LIBOR plus 388 basis points thereafter. The notes qualify as Tier 2 capital for regulatory purposes. The notes are carried at their principal amount, less unamortized issuance costs.

The Company’s Federal Home Loan Bank (“FHLB”) advances are secured by a blanket floating lien on all real estate mortgage loans secured by 1-to-4 family residential, multi-family and commercial real estate properties. Total collateral under the blanket lien and available borrowing capacity based on collateral pledged amounted to approximately $372.8 million and $354.8 million, respectively, as of March 31, 2022.

The Company also has federal funds lines of credit with correspondent banks available for overnight borrowing of $105 million of which $0 had been drawn upon at March 31, 2022.

The Company also has the capacity to borrow up to $33.6 million at the Federal Reserve discount window of which $0 had been drawn upon at March 31, 2022. The Bank had loans pledged at the Federal Reserve discount window totaling $39.2 million as of March 31, 2022.

The following table shows the carrying amount of the Company’s time deposits and FHLB advances by contractual maturity as of March 31, 2022.

(Dollars in thousands)	March 31, 2022
2022	$314,673
2023	238,509
2024	54,741
2025	2,111
2026	2,387
Thereafter(1)	18,366
Total	$630,787

(1)	Includes $18 million of FHLB advances, which were subsequently called by the FHLB during the second quarter of 2022.

Note 6— Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Virginia, the District of Columbia, the State of Maryland, the State of North Carolina and the State of West Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2018.

The following table summarizes the Company’s provision for income taxes charged to operations for the three months ended March 31, 2022 and March 31, 2021, respectively.

(Dollars in thousands)	March 31, 2022	March 31, 2021
Current tax expense	$1,290	$2,249
Deferred tax expense (benefit)	580	(835)
Total Income Tax Expense	$1,870	$1,414

The following table presents the factors driving the difference between the amount of income tax determined by applying the statutory federal income tax rate to income before income taxes and the amount of income tax expense reflected in the Consolidated Statements of Income for the three months ended March 31, 2022 and March 31, 2021, respectively.

(Dollars in thousands)	March 31, 2022	March 31, 2021
Computed “expected” tax expense	$2,004	$1,362
Increase (decrease) in income taxes resulting from:
Bank-owned life insurance	(20)	(20)
Tax-exempt interest income	(36)	(31)
State income taxes, net of federal benefit	122	91
Excess tax benefit on share-based compensation	(214)	(6)
Other, net	14	18
Total	$1,870	$1,414

Note 7— Commitments and Contingencies

The Company is party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments.

The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The Company does not anticipate any material losses as a result of these transactions.

The following table summarizes the contract or notional amount of the Company’s exposure to off-balance sheet risk as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Commitments to extend credit	$275,441	$272,701
Standby letters of credit	$13,954	$14,485

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, income-producing commercial properties, and other real estate properties.

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. Those lines of credit may not be drawn upon to the total extent to which the Company is committed.

Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Note 8— Fair Value Measurements

Determination of Fair Value

The Company determines the fair values of its financial instruments based on the fair value hierarchy established by ASC Topic 820 – Fair Value Measurement, which defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market and in an orderly transaction between market participants on the measurement date.

The fair value measurements and disclosures topic specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.

Fair Value Hierarchy

In accordance with this guidance, the Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuation is based on quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 - Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis

In accordance with ASC Topic 820, the following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a recurring basis in the financial statements.

Securities Available-for-sale and Equity Securities

Securities available-for-sale and equity securities with readily determinable fair values are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data (Level 2). If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any, market activity then the security would fall to the lowest level of the hierarchy (Level 3).

The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with a third party portfolio accounting service vendor for valuation of its portfolio of debt securities. The vendor’s primary source for security valuation is ICE Data Services, which evaluates securities based on market data. ICE Data Services utilizes evaluated pricing models that vary by asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

The vendor utilizes proprietary valuation matrices for valuing all municipals securities. The initial curves for determining the price, movement, and yield relationships within the municipal matrices are derived from industry benchmark curves or sourced from a municipal trading desk. The securities are further broken down according to issuer, credit support, state of issuance and rating to incorporate additional spreads to the industry benchmark curves.

The following table summarizes the fair value of assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

		Fair Value Measurements at March 31, 2022 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$49,511	$—	$49,511	$—
U.S. government and federal agencies	31,960	—	31,960	—
Corporate bonds	2,965	—	2,965	—
Collateralized mortgage obligations	37,357	—	37,357	—
Tax-exempt municipal	4,851	—	4,851	—
Taxable municipal	1,649	—	1,649	—
Mortgage-backed	169,810	—	169,810	—
Equity securities, at fair value	2,324	2,324	—	—
Total assets at fair value	$300,427	$2,324	$298,103	$—

		Fair Value Measurements at December 31, 2021 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$30,543	$—	$30,543	$—
U.S. government and federal agencies	34,537	—	34,537	—
Corporate bonds	1,031	—	1,031	—
Collateralized mortgage obligations	39,049	—	39,049	—
Tax-exempt municipal	5,262	—	5,262	—
Taxable municipal	1,685	—	1,685	—
Mortgage-backed	127,193	—	127,193	—
Equity securities, at fair value	1,869	1,869	—	—
Total assets at fair value	$241,169	$1,869	$239,300	$—

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances, the Company makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected when due. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than one-year-old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had no impaired loans with a recorded reserve as of March 31, 2022 or December 31, 2021.

Other Real Estate Owned

OREO is carried at the lower of cost or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value using observable market data, the Company records the property as Level 2. When an appraised value using observable market data is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the property as Level 3 valuation. Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The Company had no OREO as of March 31, 2022 or December 31, 2021.

The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2022 and December 31, 2021.

		Fair Value Measurements at March 31, 2022 Using
		Quoted Prices in
		Active Markets		Significant
	Carrying Value	for Identical	Significant Other	Unobservable	Fair Value as of
	as of March 31,	Assets	Observable Inputs	Inputs	March 31,
(Dollars in thousands)	2022	(Level 1)	(Level 2)	(Level 3)	2022
Assets:
Cash and cash equivalents	$182,361	$182,361	$—	$—	$182,361
Securities:
Available-for-sale	298,103	—	298,103	—	298,103
Held-to-maturity	104,177	—	95,051	—	95,051
Equity securities, at fair value	2,324	2,324	—	—	2,324
Loans, net	1,611,229	—	—	1,591,517	1,591,517
Bank owned life insurance	21,093	—	21,093	—	21,093
Accrued interest receivable	4,354	—	4,354	—	4,354
Liabilities:
Deposits	$1,983,099	$—	$1,981,407	$—	$1,981,407
FHLB advances	18,000	—	17,979	—	17,979

Subordinated debt	24,845	—	—	25,141	25,141
Accrued interest payable	477	—	477	—	477

		Fair Value Measurements at December 31, 2021 Using
		Quoted Prices in
		Active Markets		Significant
	Carrying Value	for Identical	Significant Other	Unobservable	Fair Value as of
	as of December	Assets	Observable Inputs	Inputs	December 31,
(Dollars in thousands)	31, 2021	(Level 1)	(Level 2)	(Level 3)	2021
Assets:
Cash and cash equivalents	$105,799	$105,799	$—	$—	$105,799
Securities:
Available-for-sale	239,300	—	239,300	—	239,300
Held-to-maturity	105,509	—	103,258	—	103,258
Equity securities, at fair value	1,869	1,869	—	—	1,869
Loans, net	1,646,437	—	—	1,659,396	1,659,396
Bank owned life insurance	20,998	—	20,998	—	20,998
Accrued interest receivable	4,943	—	4,943	—	4,943
Liabilities:
Deposits	$1,881,553	$—	$1,882,132	$—	$1,882,132
FHLB advances	18,000	—	17,837	—	17,837
Subordinated debt	24,728	—	—	25,325	25,325
Accrued interest payable	843	—	843	—	843

Note 9— Earnings per Common Share

Earnings per common share is calculated in accordance with ASC 260 - Earnings Per Share, which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of voting common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table summarizes the computation of earnings per share for the three months March 31, 2022 and March 31, 2021.

	Three months ended
	March 31,
	2022	2021
Earnings per common share - basic:
Income available to common shareholders (in thousands):
Net income	$7,674	$5,074
Less: Income attributable to unvested restricted stock awards	(36)	(26)
Net income available to common shareholders	$7,638	$5,048

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	13,847,560	13,627,621
Less: Unvested restricted stock	(64,526)	(69,842)
Weighted-average common shares outstanding - basic	13,783,034	13,557,779

Earnings per common share - basic	$0.55	$0.37

Earnings per common share - diluted:
Income available to common shareholders (in thousands):
Net income	$7,674	$5,074
Less: Income attributable to unvested restricted stock awards	(36)	(26)
Net income available to common shareholders	$7,638	$5,048

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	13,847,560	13,627,621
Less: Unvested restricted stock	(64,526)	(69,842)
Plus: Effect of dilutive options	208,658	251,972
Weighted-average common shares outstanding - diluted	13,991,692	13,809,751

Earnings per common share - diluted	$0.55	$0.37

Outstanding options to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. All stock options outstanding as of March 31, 2022 were included in computing diluted earnings per share as none had anti-dilutive effects. Stock options representing 15,000 weighted average shares were not included in computing diluted earnings per share at March 31, 2021 because their effects were anti-dilutive.

Note 10— Stock Based Compensation Plan

The Company’s share-based compensation plan, approved by stockholders and effective April 28, 2015 (the “2015 Plan”), provides for the grant of share-based awards in the form of incentive stock options, non-incentive stock options, restricted stock and restricted stock units to directors and employees. The Company has reserved 976,211 shares of voting common stock for issuance under the 2015 Plan, which will remain in effect until April 28, 2025. The Company’s Compensation Committee administers the 2015 Plan and has the authority to determine the terms and conditions of each award thereunder. As of March 31, 2022, 323,498 shares are available to grant in future periods under the 2015 Plan. The number of shares reserved under the 2015 Plan includes 400,000 additional shares approved at the 2018 annual shareholders meeting in May 2018.

The Company’s previous share-based compensation plan, the 2006 Stock Option Plan (the “2006 Plan”), provided for the grant of share-based awards in the form of incentive stock options and non-incentive stock options to directors and employees. As amended, the 2006 Plan provided for awards of up to 1,490,700 shares. In April 2015, the 2006 Plan was terminated and replaced with the 2015 Plan. Options outstanding prior to April 28, 2015 were granted under the 2006 Plan and shall be subject to the provisions of the 2006 Plan.

To date, options granted under the 2015 Plan typically vest over five years and expire 10 years from the grant date. Under the 2015 Plan, the exercise price of options may not be less than 100% of fair market value at the grant date with a maximum term for an option award of 10 years from the date of grant.

The table below provides a summary of the stock options activity for the three months ended March 31, 2022.

	March 31, 2022
		Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price	Value
Outstanding at beginning of period	534,236	$10.45
Granted	—	—
Exercised	(206,472)	9.16
Forfeited or expired	(3,091)	8.25
Outstanding at end of period	324,673	11.30	$3,442,730
Exercisable at end of period	324,673	$11.30	$3,442,730

The aggregate intrinsic value of stock options in the table above represents the total amount by which the current market value of the underlying stock exceeds the exercise price of the option that would have been received by the Company had all option holders exercised their options on March 31, 2022. The intrinsic value of options exercised was $2.5 million for the three months ended March 31, 2022 and $166 thousand for the three months ended March 31, 2021. These amounts and the intrinsic values noted in the table above change based on changes in the market value of the Company’s voting common stock.

The table below provides a summary of the stock options outstanding and exercisable as of March 31, 2022.

	March 31, 2022
	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Number	Contractual Life	Number	Contractual Life
Exercise Prices	Outstanding	in Years	Exercisable	in Years
$0.00 - $11.00	41,624	0.29	41,624	0.29
$11.01 - $12.00	266,987	2.65	266,987	2.65
$12.01 - $16.00	1,062	2.73	1,062	2.73
$16.01 - $18.16	15,000	6.08	15,000	6.08
Total	324,673	2.51	324,673	2.51

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility of the Company’s voting common stock. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on the average of the contractual life and vesting schedule. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. There were no options granted during the three month periods ended March 31, 2022 or 2021.

Share-based compensation expense applicable to the Company’s share-based compensation plans for stock options was $7 thousand for the three months ended March 31, 2021. The Company did not record any share-based compensation expense applicable to the Company’s share-based compensation plans for stock options during the three months ended March 31, 2022.

The Company does not have any unrecognized share-based compensation expense related to nonvested options as of March 31, 2022.

The table below provides a summary of the restricted stock awards granted under the 2015 plan for the three months ended March 31, 2022.

	March 31, 2022
		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at January 1, 2022	75,826	$17.25

Granted	—	—
Vested	(13,960)	16.78
Forfeited	(1,500)	16.45
Nonvested at March 31, 2022	60,366	17.38

Compensation expense for restricted stock grants is recognized over the vesting period of the awards based on the fair value of the Company’s voting common stock at issue date. The fair value of the stock was determined using the closing stock price on the day of grant. The restricted stock grants vest over two to five years. The Company did not award any restricted stock grants during the three months ended March 31, 2022.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $139 thousand and $141 thousand for the three months ended March 31, 2022 and March 31, 2021, respectively. The total fair value of the shares, which vested during the three months ended March 31, 2022 and 2021, was $306 thousand and $204 thousand, respectively.

Unrecognized share-based compensation expense related to nonvested restricted stock grants amounted to $881 thousand as of March 31, 2022. This amount is expected to be recognized over a weighted-average period of 1.6 years.

Note 11— Regulatory Capital

The Company is a bank holding company with less than $3 billion in assets and does not (i) have significant off balance sheet exposure, (ii) engage in significant non-banking activities, or (iii) have a material amount of securities registered under the Securities Exchange Act of 1934, as amended. As a result, the Company qualifies as a small bank holding company under the Federal Reserve’s Small Bank Holding Company Policy Statement and is currently not subject to consolidated regulatory capital requirements.

The Bank is subject to capital adequacy standards adopted by the Federal Reserve, including the capital rules that implemented the Basel III regulatory capital reforms developed by the Basel Committee on Banking Supervision. Failure to meet minimum capital requirements can initiate certain mandatory – possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that the Bank met all capital adequacy requirements to which it was subject as of March 31, 2022 and December 31, 2021.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, common equity Tier 1 to risk-weighted assets, and Tier 1 capital to average assets.

In addition to the minimum regulatory capital required for capital adequacy purposes, the Bank is required to maintain a minimum capital conservation buffer above those minimums in the form of common equity. The capital conservation buffer, which was phased in ratably over a four year period beginning January 1, 2016, is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. The capital conservation buffer was 2.5% at March 31, 2022, and is applicable for the common equity Tier 1, Tier 1, and total capital ratios. The Bank’s institution specific capital conservation buffer above the required minimums was 7.4% at March 31, 2022.

As of March 31, 2022, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institution must maintain minimum total risk-based, common equity Tier 1, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The table below provides a summary of the Company’s capital ratios as of March 31, 2022 and December 31, 2021.

					Minimum To Be Well Capitalized
	Actual		Minimum Capital Requirement(1)		Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022
Total capital (to risk weighted assets)	$259,940	15.4%	$176,980	10.5%	$168,553	10.0%
Tier 1 capital (to risk weighted assets)	239,556	14.2%	143,270	8.5%	134,842	8.0%
Common equity tier 1 capital (to risk weighted assets)	239,556	14.2%	117,987	7.0%	109,559	6.5%
Tier 1 capital (to average assets)	239,556	10.8%	88,547	4.0%	110,683	5.0%

As of December 31, 2021
Total capital (to risk weighted assets)	$252,843	15.3%	$173,923	10.5%	$165,641	10.0%
Tier 1 capital (to risk weighted assets)	232,458	14.0%	140,795	8.5%	132,513	8.0%
Common equity tier 1 capital (to risk weighted assets)	232,458	14.0%	115,948	7.0%	107,666	6.5%
Tier 1 capital (to average assets)	232,458	11.0%	84,799	4.0%	105,999	5.0%

(1)Including Capital Conservation Buffer

Note 12— Revenue

Certain of the Company’s non-interest revenue streams are derived from short-term contacts associated with services provided to deposit account holders as well as other ancillary services, which are accounted for in accordance with ASC 606 – Revenue Recognition. For most of these revenue streams, the duration of the contract does not extend beyond the services performed. Due to the short duration of most customer contracts that generate non-interest income, no significant judgments must be made in the determination of the amount and timing of revenue recognized.

The following table shows the components of non-interest income for the three months ended March 31, 2022 and March 31, 2021.

	Three months ended
	March 31,
(Dollars in thousands)	2022	2021
Service charges on deposit accounts (1)
Overdrawn account fees	$19	$15
Account service fees	58	43
Other service charges and fees (1)
Interchange income	93	84
Other charges and fees	44	20
Bank owned life insurance	95	107
Gain on sales and calls of securities	—	10
Net gains (losses) on premises and equipment (1)	(1)	—
Insurance commissions (1)	221	155
Other operating income (loss) (2)	(115)	30
Total non-interest income	$414	$464

(1)Income within the scope of ASC 606 – Revenue Recognition.

(2)Includes other operating income (loss) within the scope of ASC 606 – Revenue Recognition amounting to $2 thousand and a loss of $(117) thousand related to the fair value adjustment on equity securities carried at fair value for the three months ended March 31, 2022, which is outside the scope of ASC 606. These securities consist of mutual funds held in a trust and were obtained for the purpose of economically hedging changes in the Company’s nonqualified deferred compensation liability. Includes other operating income (loss) within the scope of ASC 606 – Revenue Recognition amounting to $(3) thousand and a gain of $33 thousand outside the scope of ASC 606 for the three months ended March 31, 2021.

A description of the Company’s revenue streams accounted for under ASC 606 follows:

Service charges on deposit accounts

Service charges on deposit accounts consist of overdrawn account fees and account service fees. Overdrawn account fees are recognized at the point in time that the overdraft occurs. Account service fees consist primarily of account analysis and other maintenance fees and are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Payment for service charges on deposit accounts is received immediately or in the following month through a direct charge to customers’ accounts.

Other service charges and fees

Other service charges and fees are primarily comprised of interchange income and other charges and fees. Interchange income is earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. Other charges and fees include revenue from processing wire transfers, cashier’s checks, and other transaction based services. The Company’s performance obligation for these charges and fees are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Net gains on premises and equipment

The Company records a gain or loss on the disposition of premises and equipment when control of the property transfers or is involuntarily converted to a monetary asset (e.g., insurance proceeds). This income is reflected in other operating income on the Company’s Consolidated Statements of Income.

Insurance commissions

The Company performs the function of an insurance intermediary by introducing the policyholder and insurer and is compensated in the form of a commission for placement of an insurance policy based on a percentage of premiums issued and maintained during the period. Revenue is recognized when received.

Note 13— Other Operating Expenses

The following table shows the components of other operating expenses for the three months ended March 31, 2022 and March 31, 2021.

	Three months ended
	March 31,
(Dollars in thousands)	2022	2021
Advertising expense	$39	$100
Data processing	437	407
FDIC insurance	130	224
Professional fees	274	237
State franchise tax	524	464
Director costs	213	188
Other operating expenses	324	455
Total other operating expenses	$1,941	$2,075

Note 14— Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax for the three months ended March 31, 2022 and March 31, 2021.

	March 31, 2022
		Unrealized Gains on
		Securities Transferred from
	Unrealized Gain (Loss) on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Income (Loss)
Beginning balance, January 1, 2022	$(789)	$389	$(400)
Net change during the quarter	(10,488)	(41)	(10,529)
Ending balance. March 31, 2022	$(11,277)	$348	$(10,929)

	March 31, 2021
		Unrealized Gains on
		Securities Transferred from
	Unrealized Gain (Loss) on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Income (Loss)
Beginning balance, January 1, 2021	$3,786	$—	$3,786
Net change during the quarter	(2,552)	—	(2,552)
Ending balance, March 31, 2021	$1,234	$—	$1,234

The Company did not have any items reclassified out of accumulated other comprehensive income (loss) to net income during the three months ended March 31, 2022. Items reclassified out of accumulated other comprehensive income (loss) to net income during the three months ended March 31, 2021 consisted of a net gain on the call of a security classified as available-for-sale. The gain on this transaction totaled $10 thousand and their related tax was $2 thousand. Gains are included in the “Gain on sale and calls of securities” line item and the related tax is presented in the “Income tax expense” line item in the Consolidated Statements of Income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations of the Company and its subsidiary should be read in conjunction with the consolidated financial statements and related notes presented in Item 1, Financial Statements, of this Form 10-Q. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations or trends in operations for any future periods.

Cautionary Note on Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. These forward-looking statements are based on our beliefs and assumptions and on the information available to us at the time that these disclosures were prepared, and involve known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Should any known or unknown risks and uncertainties develop into actual events, those developments could have material adverse effects on our business, financial condition and results of operations. Factors that could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, the following:

●	the impacts of the COVID-19 pandemic and the associated efforts to limit the spread of the virus;

●	deteriorating economic conditions, either nationally or in our market area, including higher unemployment and lower real estate values;
●	the concentration of our business in the Washington, D.C. metropolitan area and the effect of changes in the economic, political and environmental conditions on this market;
●	inflation and changes in interest rates that may reduce our margins or reduce the fair value of financial instruments;
●	adverse changes in the securities markets;
●	changes in the financial condition or future prospects of issuers of securities that we own;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory structure and in regulatory fees and capital requirements;
●	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
●	geopolitical conditions, including acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, negatively impacting business and economic conditions in the U.S. and abroad;
●	results of examination of us by our regulators, including the possibility that our regulators may require us to increase our allowance for loan losses or to write-down assets or take similar actions;
●	changes in accounting policies and practices;
●	our ability to successfully capitalize on growth opportunities;
●	additional risks related to new lines of business, products, product enhancements or services;
●	increased competition with other financial institutions and fintech companies;
●	changes in consumer spending, borrowing and savings habits;
●	our ability to retain key employees;
●	changes in our financial condition or results of operations that reduce capital;
●	adequacy of our allowance for loan losses;
●	deterioration of our asset quality;
●	future performance of our loan portfolio with respect to recently originated loans;
●	the level of prepayments on loans and mortgage-backed securities;
●	the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;
●	liquidity, interest rate and operational risks associated with our business;

●	implications of our status as a smaller reporting company and as an emerging growth company; and
●	other factors discussed in Item 1A. Risk Factors in the registration statement on Form 10 filed with the Securities and Exchange Commission.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary note.

Overview

We are a bank holding company headquartered in Reston, Virginia primarily serving the Washington, D.C. metropolitan area. The material business operations of our organization are performed through the Bank. As a result, the discussion and analysis within this section primarily relate to activities conducted at the Bank.

As with most community banks, the Bank derives a significant portion of its income from interest received on loans and investments. The Bank’s primary source of funding is deposits, both interest-bearing and non-interest-bearing. To account for credit risk inherent in all loans, the Bank maintains an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. The Bank establishes and maintains this allowance by recording a provision for loan losses against earnings. In addition to net interest income, the Bank also generates income through service charges on deposits, insurance commission income, income from bank owned life insurance, and merchant services fee income. In order to maintain its operations, the Bank incurs various operating expenses which are further described within the “Results of Operations” later in this section.

As of March 31, 2022, the Company had total consolidated assets of $2.25 billion, total loans net of unearned income of $1.63 billion, total deposits of $1.98 billion and total shareholders’ equity of $204.9 million.

Critical Accounting Policies and Estimates

The Company’s accounting and reporting policies conform to GAAP, as well as general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently rely more extensively on the use of estimates, assumptions, and judgments and as such may have a greater possibility of producing results that could be materially different than originally reported.

The following is a discussion of the critical accounting policy and significant estimate that require us to make complex and subjective judgments. Additional information about this policy can be found in Note 1 of our consolidated financial statements included in Item 13 of our Registration Statement on Form 10.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged off when management believes the collectability of a loan balance is unlikely, which reduces the allowance. Loans are generally written down to the estimated net realizable value of the underlying collateral when the loan is 180 days past due. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans by segment in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonimpaired loans and is based on historical loss experience adjusted for qualitative factors. Qualitative factors used for each segment include an analysis of the levels of and trends in delinquencies, nonaccrual loans, and watch list loans; trends in concentrations, volume and term of loans; effects of any changes in lending policies and practices; experience, ability, and depth of management; national and local economic trends and conditions; and any other factor, as deemed appropriate. The qualitative factors in 2022 and 2021 included considerations related to the ongoing COVID-19 pandemic. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial, construction, and commercial mortgage loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures unless the loan has been modified in a troubled debt restructuring.

Reference Rate Reform

In 2017, the U.K. Financial Conduct Authority, the body that regulates LIBOR, announced it will no longer compel banks to submit rates for the calculation of LIBOR after December 31, 2021. On March 5, 2021, the ICE Benchmark Administration, the administrator of LIBOR, confirmed its intention to cease publication of the 1-week and 2-month U.S. Dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining U.S. Dollar LIBOR tenors (overnight, 1, 3, 6, and 12 months) immediately following the LIBOR publication on June 30, 2023. Central banks and regulators around the world have commissioned working groups to find suitable replacements for Interbank Offered Rates and other benchmark rates and to implement financial benchmark reforms more generally. These actions have resulted in uncertainty regarding the use of alternative reference rates and could cause disruptions in a variety of markets, as well as adversely impact our business, operations and financial results.

As of March 31, 2022, the Company did not have any loans indexed to LIBOR. Subject to market conditions, the Company intends to refinance its subordinated debt in July 2022 when it becomes callable and converts to a floating rate note indexed to LIBOR.

COVID-19 Pandemic

The Company’s financial performance is highly dependent on the business environment in its primary markets where it operates and in the United States as a whole. The COVID-19 pandemic has significantly impacted all facets of the United States economy, including the banking sector. The duration and extent of the pandemic’s effects over the longer term are dependent on future developments and cannot be reasonably estimated at this time. Risks arising from the pandemic may impact the future earnings, cash flows and financial condition of the Company. These risks, which are inherently uncertain, primarily include: the financial impact of the pandemic on our customers, the ability of those customers to fulfill their financial obligations to the Company, potential operational disruptions, the Company’s ability to generate demand for its products and services, and adverse changes in the valuation of collateral or other assets which may result in impairment charges. Accordingly, estimates used in the preparation of the financial statements may be subject to significant adjustments in future periods due to the unprecedented and evolving nature of the pandemic. The greater the duration and severity of the pandemic, the more likely that estimates will be materially impacted by its effects.

In continuing the Company’s mission of serving our community, the Company approved 1,096 PPP loans, totaling $229.2 million during the first and second rounds of the PPP spanning the twelve months ended December 31, 2020 and 2021. The outstanding balance of PPP loans as of March 31, 2022 was $7.6 million, net of deferred fees and costs.

The Company has also aided consumer and commercial customers impacted by the COVID-19 pandemic through its loan deferral program whereby customers experiencing hardships due to COVID-19 were eligible for a deferral in loan payments for up to six months. For the three months ended March 31, 2022, the Company did not have any loans in the deferral program.

Selected Financial Data

The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of March 31, 2022 and 2021 and the selected income statement data for the three months ended March 31, 2022 and 2021 have been derived from our consolidated financial statements included elsewhere in this Form 10-Q and should be read in conjunction with the other information contained in this Form 10-Q.

	As of or for the Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2022	March 31, 2021
Balance Sheet Data:
Loans, net of unearned income	$1,631,260	$1,605,783
Allowance for loan losses	(20,031)	(19,381)
Total assets	2,249,609	2,009,988
Deposits	1,983,099	1,761,390
Shareholders’ equity	204,855	188,904
Asset Quality Data:
Net (charge-offs) recoveries to average total loans, net of unearned income (annualized)	0.00%	0.00%
Allowance for loan losses to nonperforming loans	NM	NM
Allowance for loan losses to total gross loans net of unearned income(1)	1.23% %	1.21%
Non-performing assets to total assets	0.00%	0.00%
Non-performing loans to total loans	0.00%	0.00%
Capital Ratios:
Total risk-based capital ratio (Bank level)	15.4%	14.6%
Tier 1 risk-based capital ratio (Bank level)	14.2%	13.4%
Leverage ratio (Bank level)	10.8%	10.8%
Common equity tier 1 ratio (Bank level)	14.2%	13.4%
Equity-to-total assets ratio	9.1%	9.4%
Income Statement Data:
Interest and dividend income	$19,745	$18,747
Interest expense	1,829	2,465
Net interest income	$17,916	$16,282
Provision for loan losses	—	2,365
Non-interest income	414	464
Non-interest expense	8,786	7,893
Income before taxes	$9,544	$6,488
Income tax expense	1,870	1,414
Net income	$7,674	$5,074
Per Share Data and Shares Outstanding:
Weighted average common shares (basic)	13,783,034	13,557,779
Weighted average common shares (diluted)	13,991,692	13,809,751
Common shares outstanding	13,950,570	13,634,754
Earnings per share, basic	$0.55	$0.37
Earnings per share, diluted	$0.55	$0.37
Book value	$14.68	$13.85
Performance Ratios:
Return on average assets ("ROAA")(2)	1.40%	1.05%

Return on average equity ("ROAE")(3)	14.76%	10.89%
Net interest margin(4)	3.34%	3.44%
Efficiency ratio	47.9%	47.1%

NM – Not meaningful

(1)	Excluding PPP loan balances, the allowance for loan losses as a percentage of gross loans, net of unearned income was 1.23% and 1.30% at March 31, 2022 and March 31, 2021, respectively.
(2)	ROAA is calculated by dividing year-to-date net income annualized by year-to-date average assets.
(3)	ROAE is calculated by dividing year-to-date net income annualized by year-to-date average equity.
(4)	Net interest margin for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

Results of Operations – Three Months Ended March 31, 2022 and March 31, 2021

Overview

Net income increased $2.6 million or 51.2% to $7.7 million for the three months ended March 31, 2022, compared to net income of $5.1 million for the three months ended March 31, 2021.

Diluted earnings per share increased $0.18 or 48.6% to $0.55 for the three months ended March 31, 2022, compared to diluted earnings per share of $0.37 for the three months ended March 31, 2021. On March 16, 2022, the Company declared a one-time, special cash dividend of $0.20 per outstanding share of common stock paid on May 24, 2022 to shareholders of record as of May 10, 2022.

Net interest income increased $1.6 million to $17.9 million for the three months ended March 31, 2022, compared to $16.3 million for the three months ended March 31, 2021. Balance sheet growth, improved funding composition, and downward repricing of our funding base resulted in an increase in net interest income of 10.0% for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021.

The Company did not record a provision for loan losses for the three months ended March 31, 2022, compared to $2.4 million for the same period of 2021. The decrease in the provision for loan losses as compared to the same period in 2021 primarily reflects changes in the Company’s evaluation of environmental factors impacting the Company’s loan portfolio during 2022. Throughout 2021, the environmental or qualitative factor allocations within the allowance for loan losses were adjusted to account for the risks to certain industry subgroups and portfolio segments within our portfolio as a result of the continuing COVID-19 pandemic. The decrease in the provision for loan losses when comparing the first quarters of 2021 and 2022 primarily reflects an estimated decrease in uncertainty as it relates to the estimated impact of the COVID-19 pandemic on the Company’s loan portfolio and the broader economy. Additional discussion of the provision for loan losses is included below under the heading Provision Expense and Allowance for Loan Losses.

Non-interest income decreased $50 thousand or 10.8% to $414 thousand for the three months ended March 31, 2022 as compared to $464 thousand for the three months ended March 31, 2021. The decrease in non-interest income was primarily due to a $150 thousand decrease in the mark-to-market adjustment on the investments in the Company’s nonqualified deferred compensation plan. During the first quarter of 2021, the Company also realized a $10 thousand gain on the sale of certain investment securities. Excluding the impacts of the mark-to-market adjustments on investments in the Company’s nonqualified deferred compensation plans and gain on sales of investment securities, non-interest income increased $111 thousand or 26.4% primarily due to increases in insurance commissions earned by the Company.

Non-interest expense increased $893 thousand or 11.3% to $8.8 million for the three months ended March 31, 2022 as compared to $7.9 million for the three months ended March 31, 2021. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $1.0 million or 20.8% driven by an increase in accrued incentive compensation tied to the Company’s performance. Incentive compensation accruals can fluctuate from quarter to quarter, based upon the Company’s financial performance and conditions measured against, among other evaluation criteria, our strategic plan and budget. At the end of each year, the ultimate determination of the incentive compensation is approved by the Board of Directors. The increase in non-interest expense was partially offset by a decrease in other operating expenses of $134 thousand or 6.5% primarily driven by lower FDIC insurance premiums and advertising expense.

The ROAA for the three months ended March 31, 2022 and 2021 was 1.40% and 1.05%, respectively. The ROAE for the three months ended March 31, 2022 and 2021 was 14.76% and 10.89%, respectively.

Net Interest Income and Net Interest Margin

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings, and is the Company’s primary revenue source. Net interest income is affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. The Company’s interest-earning assets include loans, investment securities and interest-bearing deposits in other banks, while our interest-bearing liabilities include interest-bearing deposits and borrowings. Net interest margin represents the difference between interest received and interest paid as a percentage of average total interest-earning assets. Management seeks to maximize net interest income without exposing the Company to an excessive level of interest rate risk through management’s asset and liability management policies. Interest rate risk is managed by monitoring the pricing, maturity, and repricing options of all classes of interest-bearing assets and liabilities. Management expects net interest income and net interest margin to fluctuate based on changes in interest rates and changes in the amount and composition of the Company’s interest-earning assets and interest-bearing liabilities.

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the three months ended March 31, 2022 and 2021.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

	March 31, 2022			March 31, 2021
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$371,602	$1,440	1.57%	$175,092	$834	1.93%
Tax-exempt(1)	5,006	38	3.08%	5,088	39	3.11%
Total securities	$376,608	$1,478	1.59%	$180,180	$873	1.96%
Loans, net of unearned income(2):
Taxable	1,601,045	18,029	4.57%	1,564,744	17,706	4.59%
Tax-exempt(1)	19,488	196	4.08%	11,103	168	6.14%
Total loans, net of unearned income	$1,620,533	$18,225	4.56%	$1,575,847	$17,874	4.60%
Interest-bearing deposits in other banks	$186,756	$91	0.20%	$166,808	$44	0.11%
Total interest-earning assets	$2,183,897	$19,794	3.68%	$1,922,835	$18,791	3.96%
Total non-interest earning assets	32,234			31,253
Total assets	$2,216,131			$1,954,088
Liabilities & Shareholders’ Equity:
Interest-bearing deposits
NOW accounts	$324,852	$202	0.25%	$238,993	$198	0.34%
Money market accounts	392,389	350	0.36%	335,291	317	0.38%
Savings accounts	108,375	88	0.33%	67,248	65	0.39%
Time deposits	637,469	683	0.43%	665,003	1,480	0.90%
Total interest-bearing deposits	$1,463,085	$1,323	0.37%	$1,306,535	$2,060	0.64%
Federal funds purchased	—	—	—%	1	—	—%
Subordinated debt	24,769	476	7.79%	24,684	372	6.11%
Other borrowed funds	18,000	30	0.68%	19,522	33	0.69%
Total interest-bearing liabilities	$1,505,854	$1,829	0.49%	$1,350,742	$2,465	0.74%
Demand deposits	483,797			403,143
Other liabilities	15,580			11,208
Total liabilities	$2,005,231			$1,765,093
Shareholders’ equity	$210,900			$188,995
Total liabilities and shareholders’ equity	$2,216,131			$1,954,088
Net interest spread			3.18%			3.22%
Net interest income and margin		$17,965	3.34%		$16,326	3.44%
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)

Balances of non-accrual loans are included in the average loan balances for the three months ended March 31, 2022 and 2021. The Company did not have any loans on non-accrual as of March 31, 2022 or March 31, 2021.

Net interest margin as presented above is calculated by dividing tax-equivalent net interest income by total average earning assets. Net interest income, on a tax equivalent basis, is a financial measure that the Company believes provides a more accurate picture of the interest margin for comparative purposes. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The following table, “Tax-Equivalent Net Interest Income,” reconciles net interest income to tax-equivalent net interest income, which is a non-GAAP measure.

Tax-Equivalent Net Interest Income

	Three months ended
	March 31,
(Dollars in thousands)	2022	2021
GAAP Financial Measurements:
Interest Income - Loans	$18,184	$17,839
Interest Income - Securities and Other Interest-Earning Assets	1,561	908
Interest Expense - Deposits	1,323	2,060
Interest Expense - Borrowings	506	405
Total Net Interest Income	$17,916	$16,282

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	41	35
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	8	9
Total Tax Benefit on Tax-Exempt Interest Income (1)	$49	$44
Tax-Equivalent Net Interest Income	$17,965	$16,326
(1)	Tax benefit was calculated using the federal statutory tax rate of 21%.

Net interest income increased $1.6 million or 10.0% on a fully tax-equivalent basis for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase in net interest income was driven by an increase in the average balance of interest-earning assets coupled with a decrease in cost of interest-bearing liabilities year-over-year.

On a fully tax-equivalent basis, the net interest margin was 3.34% for the three months ended March 31, 2022, compared to 3.44% for the three months ended March 31, 2021. The decline in net interest margin was primarily due to a lower yield on fixed rate investments purchased between the first quarter of 2021 and the first quarter of 2022. The decrease was partially offset by a decrease in cost of interest-bearing liabilities of 0.25% from 0.74% for the three months ended March 31, 2021 to 0.49% for the three months ended March 31, 2022. The decrease in interest-bearing liabilities was primarily due to a 0.27% reduction in the cost of interest-bearing deposits as a result of the repricing of the Company’s time deposits, partially offset by the accelerated amortization of $104 thousand in deferred issuance costs associated with our subordinated debt. Subject to market conditions, the Company intends to refinance its subordinated debt when it becomes callable in July 2022.

The loan portfolio’s yield for the three months ended March 31, 2022 was 4.56% compared to 4.60% for the three months ended March 31, 2021. The decrease was primarily attributable to a decrease in yield on the Company’s commercial real estate portfolio due to lower yields on newly originated loans subsequent to March 31, 2021 when compared to yields on outstanding loans as of March 31, 2021.

The investment securities portfolio’s yield for the three months ended March 31, 2022 was 1.59% compared to 1.96% for the three months ended March 31, 2021. The decrease of 0.37% was primarily due to lower yields on investment securities purchased subsequent to the first quarter of 2021.

The following table presents the effects of changing rates and volumes on net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated to volume.

Rate/Volume Analysis

	For the Three Months Ended March 31,
	2022 and 2021
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Federal funds sold	$—	$—	$—
Securities:
Taxable	$639	$(33)	$606
Tax-exempt(1)	(1)	—	(1)
Total securities	$638	$(33)	$605
Loans, net of unearned income:
Taxable	409	(86)	323
Tax-exempt(1)	85	(57)	28
Total loans, net of unearned income(2)	$494	$(143)	$351
Interest-bearing deposits in other banks	$10	$37	$47
Total interest-earning assets	$1,142	$(139)	$1,003
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$57	$(53)	$4
Money market accounts	56	(23)	33
Savings accounts	33	(10)	23
Time deposits	(51)	(746)	(797)
Total interest-bearing deposits	$95	$(832)	$(737)
Federal funds purchased	—	—	—
Subordinated debt	2	102	104
Other borrowed funds	(3)	—	(3)
Total interest-bearing liabilities	$94	$(730)	$(636)
Change in net interest income	$1,048	$591	$1,639
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

(2)Balances of non-accrual loans are included in the average loan balances for the three months ended March 31, 2022 and 2021. The Company did not have any loans on non-accrual as of March 31, 2022 or March 31, 2021.

Interest Income

Interest income increased by $1.0 million or 5.3% to $19.8 million on a fully tax-equivalent basis for the three months ended March 31, 2022 compared to $18.8 million for the three months ended March 31, 2021, primarily due to an increase in volume in average earning assets, and in particular an increase in volume in the loans portfolio due to higher origination volume in the commercial real estate and residential real estate portfolios subsequent to March 31, 2021.

In addition to the increase in interest earned on loans, fully tax-equivalent interest income also increased by approximately $605 thousand as a result of volume growth in investment securities. Average investment securities increased approximately $196.4 million between the three months ended March 31, 2022 and 2021. The increase in investment securities was funded primarily by PPP loan payoffs and deposit growth.

Interest Expense

Interest expense decreased by $636 thousand or 25.8% to $1.8 million for the three months ended March 31, 2022 compared to $2.5 million for the three months ended March 31, 2021, primarily due to the repricing of existing certificates of deposit and the decline in rates offered on non-maturing deposits. Our overall cost of deposits was 0.37% in the first quarter of 2022 compared to 0.64% in the first quarter of 2021 as the decrease in cost of average interest-bearing deposits offset the growth in average interest-bearing demand deposits. Average non-interest bearing demand deposits of $483.8 million at March 31, 2022 represented 24.8% of total average deposits compared to $403.1 million at March 31, 2021 or 23.6% of total average deposits, further contributing to the decrease in cost of interest-bearing liabilities as a result of changes in our overall funding composition. Our ability to manage the cost of our deposit funding is partially dependent on our ability to continue to attract non-interest-bearing demand deposits as part of a business banking relationship with our customers.

Provision Expense and Allowance for Loan Losses

The Company maintains an allowance for loan losses that represents management’s best estimate of probable losses inherent in the loan portfolio as of each balance sheet date. Both the amount of the provision, which is charged to earnings, and the level of the allowance for loan losses are impacted by many factors, including general, industry-specific, and geographic-specific economic conditions, current and historical credit losses, conditions specific to individual borrowers, the value of collateral underlying secured loans, among other factors. The Company is not required to implement the new CECL standard until January 1, 2023, and until adoption, the Company has and will continue to account for its allowance for losses using an incurred loss model.

The Company did not record a provision for loan losses for the three months ended March 31, 2022, compared to $2.4 million for the same period of 2021. The decrease in the provision for loan losses as compared to the same period in 2021 primarily reflects changes in the Company’s evaluation of environmental factors impacting the Company’s loan portfolio during 2022. Throughout  2021, the environmental or qualitative factor allocations within the allowance for loan losses were adjusted to account for the risks to certain industry subgroups and portfolio segments within our portfolio as a result of the continuing COVID-19 pandemic. The decrease in the provision for loan losses primarily reflects an estimated decrease in uncertainty as it relates to the estimated impact of the COVID-19 pandemic on the Company’s loan portfolio and the broader economy. The allowance for loan losses was $20.0 million as of March 31, 2022 and December 31, 2021. The allowance for loan losses as a percent of total gross loans net of unearned income as of March 31, 2022 and December 31, 2021 was 1.23% and 1.20%, respectively. The Company does not maintain an allowance on PPP loan balances, as they are 100% guaranteed by the SBA. Excluding PPP loan balances, the allowance for loan losses as a percentage of gross loans, net of unearned income was 1.23% and 1.25% at March 31, 2022 and December 31, 2021, respectively.

See “Asset Quality” section below for additional information on the credit quality of the loan portfolio.

Non-interest Income

The Company’s recurring sources of non-interest income consist primarily of bank owned life insurance income, service charges on deposit accounts and insurance commissions. Generally speaking, loan fees are included in interest income on the loan portfolio and not reported as non-interest income.

The following table summarizes non-interest income for the three months ended March 31, 2022 and March 31, 2021.

Non-Interest Income

Three Months Ended March 31, 2022 and 2021

	Three months ended
	March 31,
(Dollars in thousands)	2022	2021
Service charges on deposit accounts
Overdrawn account fees	$19	$15
Account service fees	58	43
Other service charges and fees
Interchange income	93	84
Other charges and fees	44	20
Bank owned life insurance	95	107
Gain on sales and calls of securities	—	10
Net gains (losses) on premises and equipment	(1)	—
Insurance commissions	221	155
Other operating income	(115)	30

Total non-interest income	$414	$464

Non-interest income for the three months ended March 31, 2022 decreased $50 thousand or 10.8% to $414 compared to $464 thousand for the three months ended March 31, 2021 The decrease in non-interest income was primarily due to a $(150) thousand mark-to-market adjustment on the investments related to the Company’s nonqualified deferred compensation plan. The decrease was partially offset by increases in bankers insurance commissions, service charges on deposits, and other service charges and fees. During the first quarter of 2021, the Company realized a $10 thousand gain on the sale of certain investment securities. Excluding the impacts of the mark-to-market adjustments on the investments related to the Company’s nonqualified deferred compensation plan and gain on sales of investment securities, non-interest income increased $111 thousand or 26.4% primarily due to increases in insurance commissions paid to the Company.

Non-interest Expense

Generally, non-interest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing banking services. The largest component of non-interest expense is salaries and employee benefits. Non-interest expense also includes operational expenses, such as occupancy and equipment expenses, data processing expenses, professional fees, advertising expenses and other general and administrative expenses, including FDIC assessments, and Virginia state franchise taxes.

The following table summarizes non-interest expense for the three months ended March 31, 2022 and March 31, 2021.

Non-Interest Expense

Three months ended March 31, 2022 and 2021

	Three months ended
	March 31,
(Dollars in thousands)	2022	2021
Salaries and employee benefits expense	$6,027	$4,989
Occupancy expense of premises	493	507
Furniture and equipment expenses	325	322
Advertising expense	39	100
Data processing	437	407
FDIC insurance	130	224
Professional fees	274	237
State franchise tax	524	464
Bank insurance	45	43
Vendor services	152	145
Supplies, printing, and postage	21	52
Director costs	213	188
Other operating expenses	106	215
Total non-interest expense	$8,786	$7,893

Non-interest expense for the three months ended March 31, 2022 increased $893 thousand or 11.3% to $8.8 million compared to $7.9 million for the three months ended March 31, 2021 primarily as a result of increases in salaries and employee benefit expenses of $1.0 million and state franchise taxes of $60 thousand. These increases were partially offset by decreases in FDIC insurance fees, advertising expenses, and other operating expenses totaling $264 thousand.

The increase in salaries and employee benefits was primarily related to increase in accrued incentive compensation tied to the Company’s performance. Incentive compensation accruals can fluctuate from quarter to quarter, based upon the Company’s financial performance and conditions measured against, among other evaluation criteria, our strategic plan and budget. At the end of each year, the ultimate determination of the incentive compensation is approved by the Board of Directors. The increase in state franchise taxes was due to an increase in the Bank’s equity as that is the basis the Commonwealth of Virginia uses to assess taxes on banking institutions.

The decrease in FDIC insurance fees was primarily due to lower insurance premiums. The decrease in advertising expenses was primarily due to lower vendor expenses in the first quarter of 2022 compared to the first quarter of 2021. The decrease in other operating expenses was primarily due to lower check printing expense as a result of contract renegotiations that took place in the second half of 2021 and lower Virginia Bankers Insurance assessments.

Income Taxes

Income tax expense increased $456 thousand or 32.2% to $1.9 million for the three months ended March 31, 2022 compared to $1.4 million for the three months ended March 31, 2021. Our effective tax rate for the three months ended March 31, 2022 was 19.6%, compared to 21.8% for the same period ended March 31, 2021. The decrease in our effective tax rate was primarily due to tax benefits realized in connection with the exercise of certain nonqualified stock options in the current quarter.

Discussion and Analysis of Financial Condition

Assets, Liabilities, and Shareholders’ Equity

The Company’s total assets increased $100.3 million or 4.7% to $2.25 billion at March 31, 2022 compared to $2.15 billion at December 31, 2021. The increase in total assets was primarily funded by increases in deposits resulting in an increase in interest-bearing deposits in banks of $73.3 million and an increase in the carrying value of the Company’s fixed income investment portfolio of $57.5 million. The increase was partially offset due to a decrease in loans, net of unearned income of $35.2 million, primarily as a result of PPP loan payoffs, which totaled $60.1 million for the three months ended March 31, 2022.

The Company’s total liabilities increased $103.9 million or 5.4% to $2.04 billion at March 31, 2022 compared to $1.94 billion at December 31, 2021. The increase in total liabilities was primarily attributable to an increase in total deposits of $101.5 million with the largest contributor being interest-bearing deposits of $126.2 million, which was partially offset by a decrease in time deposits of $44.7 million.

The Company’s total shareholders’ equity decreased $3.6 million or 1.7% to $204.9 million at March 31, 2022 compared to $208.5 million at December 31, 2021. The decrease in total shareholders’ equity was primarily due to an increase in the net unrealized loss on the Company’s available-for-sale investement portfolio and the one-time special divided declared during the first quarter of 2022. The decrease was partially offset by an increase in retained earnings attributable to the first quarter’s net income and an increase in additional paid-in capital due to stock option exercises. Total common shares outstanding increased from 13,745,598, including 75,826 shares relating to unvested stock awards, at December 31, 2021, to 13,950,570, including 60,366 shares relating to unvested stock awards, at March 31, 2022.

Investment Securities

The Company maintains a fixed income investment securities portfolio that had a total carrying value of $402.3 million at March 31, 2022 and $344.8 million at December 31, 2021. The investment portfolio is used as a source of liquidity, interest income, and credit risk diversification, as well as to manage rate sensitivity and provide collateral for secured public funds. Investment securities are classified as available-for-sale or held-to-maturity based on management’s investment strategy and management’s assessment of the intent and ability to hold the securities until maturity. Investment securities that we may sell prior to maturity in response to changes in management’s investment strategy, liquidity needs, interest rate risk profile or for other reasons are classified as available-for-sale. The Company also had restricted stock and equity securities within its investment securities portfolio with total carrying values of $5.1 million and $2.3 million, respectively, as of March 31, 2022 and $5.0 million and $1.9 million, respectively, as of December 31, 2021.

The Company purchased $88.2 million of investment securities during the three months ended March 31, 2022, which were comprised of $57.7 million of mortgage-backed securities, $20.7 million of U.S. Treasuries, $4.8 million of U.S. government and federal agency securities, $3.0 million of collateralized mortgage obligation securities, and $2.0 million of corporate bonds. The Company had $17.2 million in maturities, calls and principal repayments on securities during the three months ended March 31, 2022, which was comprised of $7.3 million of mortgage-backed securities, $5.8 million of U.S. government and federal agency securities, and $4.1 million of collateralized mortgage obligation securities.

The following table summarizes the amortized cost and fair value of the Company’s fixed income investment portfolio as of March 31, 2022 and December 31, 2021, respectively.

	March 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Held-to-maturity
U.S Treasuries	$6,001	$5,510	$6,000	$5,850
U.S. government and federal agencies	35,673	32,712	35,720	34,994
Collateralized mortgage obligations	24,119	22,025	25,606	25,072
Taxable municipal	6,085	5,423	6,089	5,895
Mortgage-backed	32,299	29,381	32,094	31,447
Total Held-to-maturity Securities	$104,177	$95,051	$105,509	$103,258
Available-for-sale
U.S Treasuries	$51,704	$49,511	$30,954	$30,543
U.S. government and federal agencies	33,781	31,960	34,803	34,537
Corporate bonds	3,000	2,965	1,000	1,031
Collateralized mortgage obligations	39,910	37,357	39,596	39,049
Tax-exempt municipal	5,004	4,851	5,007	5,262
Taxable municipal	1,650	1,649	1,653	1,685
Mortgage-backed	177,329	169,810	127,287	127,193
Total Available-for-sale Securities	$312,378	$298,103	$240,300	$239,300

In the prevailing rate environments as of March 31, 2022 and December 31, 2021, the Company’s investment portfolio had an estimated weighted average remaining life of approximately 5.0 years and 4.5 years, respectively.

The following table summarizes the maturity composition of our fixed income investment securities as of March 31, 2022, including the weighted average yield of each maturity band. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

	March 31, 2022
	Amortized	Fair	Weighted-Average
(Dollars in thousands)	Cost	Value	Yield
Held-to-maturity
Due in one year or less	$—	$—	—
Due after one year through five years	—	—	—
Due after five years through ten years	43,331	39,718	1.08%
Due after ten years	60,846	55,333	1.38%
Total Held-to-maturity Securities	$104,177	$95,051	1.26%
Available-for-sale
Due in one year or less	$1,045	$1,050	2.40%
Due after one year through five years	65,548	63,018	1.42%
Due after five years through ten years	112,263	107,900	1.60%
Due after ten years	133,522	126,135	1.62%
Total Available-for-sale Securities	$312,378	$298,103	1.57%

Loan Portfolio

Gross loans, net of unearned income, decreased $35.2 million or 2.1% to $1.63 billion as of March 31, 2022 compared to $1.67 billion as of December 31, 2021. Excluding PPP loans, gross loans held for investment net of unearned income increased $24.9 million or 1.6% from December 31, 2021 to March 31, 2022. PPP loans held for investment net of unearned income totaled $7.6 million at March 31, 2022, a decrease from $67.7 million at December 31, 2021.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial	$992,126	60.92%	$968,442	58.15%
Construction and land development	219,160	13.46%	231,090	13.87%
Residential	356,331	21.88%	342,491	20.56%
Commercial - Non Real Estate:
Commercial loans(1)	60,350	3.71%	122,945	7.38%
Consumer - Non-Real Estate:
Consumer loans	513	0.03%	586	0.04%
Total Gross Loans	$1,628,480	100.00%	$1,665,554	100.00%
Allowance for loan losses	(20,031)		(20,032)
Net deferred loan costs	2,780		915
Total net loans	$1,611,229		$1,646,437
(1)	Includes gross PPP loans of $7.8 million and $69.6 million as of March 31, 2022 and December 31, 2021, respectively.

The following table summarizes the contractual maturities of the loans as of March 31, 2022 by loan type. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The table also summarizes the fixed and floating rate composition of loans held for investment for contractual maturities greater than one year.

	March 31, 2022
		After 1	After 5
		Year	years	Maturing
	Within 1	Within 5	Within 15	After 15
(Dollars in thousands)	Year	Years	Years	Years	Total
Real Estate Loans:
Residential	$7,595	$37,704	$36,021	$275,011	$356,331
Commercial	58,065	173,352	757,951	2,758	992,126
Construction and land development	162,583	34,626	18,573	3,378	219,160
Commercial – Non-Real Estate:	—	—	—	—
Commercial loans	18,312	29,361	10,508	2,169	60,350
Consumer - Non-Real Estate:
Consumer loans	67	424	—	22	513
Total Gross Loans	$246,622	$275,467	$823,053	$283,338	$1,628,480

For Maturities Over One Year:
Floating rate loans		$91,325	$314,208	$280,711	$686,244
Fixed rate loans		184,142	508,845	2,627	695,614
		$275,467	$823,053	$283,338	$1,381,858

Asset Quality

The Company maintains policies and procedures to promote sound underwriting and mitigate credit risk. The Chief Lending Officer in conjunction with the Chief Credit Officer are responsible for establishing credit risk policies and procedures, including underwriting and hold guidelines and credit approval authority, and monitoring credit exposure and performance of the Company’s lending-related transactions.

The Company’s asset quality remained strong through the first quarter of 2022. The Company did not have any nonperforming assets, which includes nonperforming loans and OREO, as of March 31, 2022 or December 31, 2021. As a result, the Company did not have any nonperforming loans, which consists of loans that are 90 days or more past due or loans placed on nonaccrual as of March 31, 2022 or December 31, 2021.

The Company did not have any nonaccrual loans as of March 31, 2022 or December 31, 2021 nor were there any loans placed on nonaccrual during those periods. A loan is placed on nonaccrual status when (i) the Company is advised by the borrower that scheduled principal or interest payments cannot be met, (ii) when management’s best judgment indicates that payment in full of principal and interest can no longer be expected, or (iii) when any such loan or obligation becomes delinquent for 90 days, unless it is both well-secured and in the process of collection. As a result, the Company did not have any interest income that would have been recognized on nonaccrual loans for the three months ended March 31, 2022 or the three months ended March 31, 2021.

The Company may, for economic or legal reasons related to a borrower’s financial condition, grant a concession to the borrower that it would not otherwise consider, which results in the related loan being classified as a TDR. All modifications are evaluated by management on a loan-by-loan basis to determine whether the loan modification constitutes a TDR. Total TDRs were $543 thousand and $549 thousand as of March 31, 2022 and December 31, 2021, respectively, and were performing in accordance with their modified terms as of those dates.

The following table summarizes the Company’s asset quality as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Nonaccrual loans	$—	$—
Loans past due 90 days and accruing interest	—	—
Other real estate owned and repossessed assets	—	—
Total nonperforming assets	$—	$—

Allowance for loan losses to nonperforming assets	NM	NM
Nonaccrual loans to gross loans	0.00%	0.00%
Nonperforming assets to period end loans and OREO	0.00%	0.00%

NM – Not meaningful

Allowance for Loan Losses

Refer to the discussion in the “Critical Accounting Policies and Estimates” section above for management’s approach to estimating the allowance for loan losses.

Gross charged-off loans were $1 thousand for the both the three months ended March 31, 2022 and 2021. The Company did not have any gross recoveries during the three months ended March 31, 2022 and 2021. The allowance for loan losses as a percentage of gross loans, net of unearned income was 1.23% and 1.20% as of March 31, 2022 and December 31, 2021, respectively. Excluding PPP loan balances, the allowance for loan losses as a percentage of gross loans, net of unearned income was 1.23% and 1.25% at March 31, 2022 and December 31, 2021, respectively. The Company does not have a reserve on PPP loan balances, as they are 100% guaranteed by the SBA. The decrease in the allowance coverage ratio when excluding PPP loans was primarily due to a decrease in the uncertainty of the COVID-19 pandemic’s estimated impact on the Company’s loan portfolio, which was partially offset by the estimated impact of rising inflation and the global economic impact due to the war in Ukraine.

The Company did not record a provision for loan losses for the three months ended March 31, 2022, compared to $2.4 million for the same period of 2021. The decrease in the provision for loan losses as compared to the same period in 2021 primarily reflects changes in the Company’s evaluation of environmental factors impacting the Company’s loan portfolio during 2022. Throughout 2021, the environmental or qualitative factor allocations within the allowance for loan losses were adjusted to account for the risks to certain industry subgroups and portfolio segments within our portfolio as a result of the continuing COVID-19 pandemic. The decrease in the provision for loan losses between the first quarters of 2021 and 2022 primarily reflects an estimated decrease in uncertainty as it relates to the estimated impact of the COVID-19 pandemic on the Company’s loan portfolio.

The following table summarizes the Company’s loan loss experience by loan portfolio for the three months ended March 31, 2022 and March 31, 2021.

	March 31, 2022		March 31, 2021
	Net	Net	Net	Net
	(charge-offs)	(charge-off)	(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)	recoveries	recovery rate (1)
Real estate loans:
Commercial	$(1)	(0.01)%	$—	—
Construction and land development	—	—	—	—
Residential	—	—	—	—
Commercial loans	—	—	(1)	(0.01)%
Consumer loans	—	—	—	—
Total	$(1)		$(1)

Average loans outstanding during the period	$1,620,533		$1,575,847
Allowance coverage ratio (2)		1.23%		1.21%
Total net (charge-off) recovery rate (1)		—		—
Allowance to nonaccrual loans ratio(3)		NM		NM

NM – Not meaningful

(1)	The net (charge-off) recovery rate is calculated by dividing annualized total net (charge-offs) recoveries during the period by average gross loans outstanding during the period.
(2)	The allowance coverage ratio is calculated by dividing the allowance for loan losses at the end of the period by gross loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan losses at the end of the period by nonaccrual loans at the end of the period.

The following table summarizes the allowance for loan losses by portfolio with a comparison of the percentage composition in relation to total allowance for loan losses and total loans as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$12,396	63.23%	60.92%
Construction and land development	3,746	19.11%	13.46%
Residential	2,757	14.06%	21.88%
Commercial - Non-Real Estate:
Commercial loans	700	3.57%	3.71%
Consumer - Non-Real Estate:
Consumer loans	5	0.03%	0.03%
Unallocated	427	—	—
Total	$20,031	100.00%	100.00%

December 31, 2021
Allowance	Percent of Allowance	Percent of Loans in
for Loan	in Each Category to	Each Category to Total

(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$13,091	67.48%	58.15%
Construction and land development	2,824	14.56%	13.87%
Residential	2,769	14.27%	20.56%
Commercial - Non-Real Estate:
Commercial loans(1)	711	3.66%	7.38%
Consumer - Non-Real Estate:
Consumer loans	5	0.03%	0.04%
Unallocated	632	—	—
Total	$20,032	100.00%	100.00%

Management believes that the allowance for loan losses is adequate to absorb credit losses inherent in the portfolio as of March 31, 2022. There can be no assurance, however, that adjustments to the provision for loan losses will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; or changes in the circumstances of particular borrowers are criteria that could change and make adjustments to the provision for loan losses necessary.

Deposits

Total deposits increased $101.5 million or 5.4% to $1.98 billion as of March 31, 2022 compared to $1.88 billion as of December 31, 2021.

Non-interest bearing demand deposits increased $7.0 million or 1.4% to $495.8 million as of March 31, 2022 compared to $488.8 million at December 31, 2021. Non-interest bearing demand deposits represented 25.0% and 26.0% of total deposits at March 31, 2022 and December 31, 2021, respectively.

Interest-bearing deposits, which include NOW accounts, regular savings accounts, money market accounts, and time deposits, increased $94.6 million or 6.8% to $1.49 billion as of March 31, 2022 compared to $1.39 billion as of December 31, 2021. Interest-bearing demand deposits represented 75.0% and 74.0% of total deposits at March 31, 2022 and December 31, 2021, respectively.

The Company focuses on funding asset growth with deposit accounts, with an emphasis on core deposit growth, as its primary source of deposits. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, time deposits, reciprocal IntraFi Demand® deposits, IntraFi Money Market® deposits and IntraFi CD® deposits. Core deposits totaled $1.74 billion or 87.9% of total deposits and $1.64 billion or 87.1% of total deposits at March 31, 2022 and December 31, 2021, respectively.

The following table sets forth the average balances of deposits and the average interest rates paid for the three months ended March 31, 2022 and 2021.

	March 31, 2022		March 31, 2021
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$483,797		$403,143
Interest bearing:
NOW accounts	324,852	0.25%	238,993	0.34%
Money market accounts	392,389	0.36%	335,291	0.38%
Savings accounts	108,375	0.33%	67,248	0.39%
Time deposits	637,469	0.43%	665,003	0.90%
Total interest-bearing	1,463,085	0.37%	1,306,535	0.64%
Total	$1,946,882		$1,709,678

The following table sets forth the maturity ranges of certificates of deposit with balances of $250,000 or more as of March 31, 2022.

March 31, 2022

(Dollars in thousands)	Total	Uninsured
Three months or less	$49,673	$33,173
Over three through 6 months	83,713	57,713
Over 6 through 12 months	57,510	46,260
Over 12 months	44,149	35,149
Total	$235,045	$172,295

The Company has estimated total uninsured deposits of $1.07 billion and $1.01 billion as of March 31, 2022, and December 31, 2021, respectively.

Capital Resources

The Company is a bank holding company with less than $3 billion in assets and does not (i) have significant off balance sheet exposure, (ii) engage in significant non-banking activities, or (iii) have a material amount of securities registered under the Exchange Act. As a result, the Company qualifies as a small bank holding company under the Federal Reserve’s Small Bank Holding Company Policy Statement and is currently not subject to consolidated regulatory capital requirements.

The Bank is subject to capital adequacy standards adopted by the Federal Reserve, including the capital rules that implemented the Basel III regulatory capital reforms developed by the Basel Committee on Banking Supervision.

The rules adopted by the Federal Reserve require the Bank to maintain the following minimum capital ratios: (i) a ratio of common equity Tier 1 to risk-weighted assets of 4.5%, plus a 2.5% capital conservation buffer, resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of 7.0%, (ii) a ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the 2.5% capital conservation buffer, resulting in a minimum Tier 1 capital ratio of 8.5%, (iii) a ratio of total risk-based capital to risk-weighted assets of 8.0%, plus the 2.5% capital conservation buffer, resulting in a minimum total risk-based capital ratio of 10.5%, and (iv) a leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer, which was phased in ratably over a four year period beginning January 1, 2016, is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. As of March 31, 2022 and December 31, 2021, ratios of the Bank were in excess of the fully phased-in requirements.

The Basel III capital reforms also integrated the new capital requirements into the prompt corrective action provisions under Section 38 of the Federal Deposit Insurance Act. The Federal Reserve’s final rules (i) introduced a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well capitalized status, (ii) increased the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well capitalized status being 8.0%, and (iii) eliminated the provision that provided that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well capitalized. The minimum total capital to risk-weighted assets ratio (10.0%) and minimum leverage ratio (5.0%) for well capitalized status were unchanged by the final rules. As of March 31, 2022 and Decemmber 31, 2021, the most recent notification from the Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The federal banking agencies adopted rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over a three-year transition period ending January 1, 2026 the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model (“CECL Transition Election”). The Company is required to implement the CECL model as of January 1, 2023 and we intend to make the CECL Transition Election effective in the first quarter of 2023. We currently expect our adoption of this guidance will result in an increase to our allowance for credit losses on financial instruments due to the requirement to record expected losses over the remaining contractual lives of our financial instruments; however, the actual impact will depend on the characteristics of our financial instruments, economic conditions, and our economic and loss forecasts at the adoption date. As a result, the adoption of CECL may have an adverse effect on our regulatory capital.

Note 11 to the Consolidated Financial Statements, included in Item 1 of this Form 10-Q, contains additional discussion and analysis regarding the Company and Bank’s regulatory capital requirements.

Shareholders’ equity decreased $3.6 million or 1.7% to $204.9 million as of March 31, 2022 compared to $208.5 million as of December 31, 2021. The decrease in shareholders’ equity was primarily attributable to a $(10.5) million other comprehensive loss during the period as a result of changes in fair value in the Company’s available-for-sale investment portfolio caused by rising interest rates and dividends declared of $2.8 million. The decrease was partially offset by net income of $7.7 million and an increase in common stock and additional paid-in capital of $2.0 million due to option exercises.

In August of 2021, the Company’s Board of Directors approved a share repurchase program whereby the Company was authorized to repurchase up to 675,000 shares of its outstanding common stock, or 4.8% of outstanding shares as of March 31, 2022. The stock repurchase program will expire on August 31, 2022 or earlier if all the authorized shares have been repurchased. The Company has not repurchased any of its outstanding common stock under the program as of March 31, 2022.

Liquidity

Liquidity reflects a financial institution’s ability to fund assets and meet current and future financial obligations. Liquidity is essential in all banks to meet customer withdrawals, compensate for balance sheet fluctuations, and provide funds for growth. Monitoring and managing both liquidity measurements is critical in developing prudent and effective balance sheet management. Management conducts liquidity stress testing on a quarterly basis to prepare for unexpected adverse scenarios and contemporaneously develops mitigating strategies to reduce losses in the event of an economic downturn.

The Company’s principal source of liquidity and funding is its deposit base. The level of deposits necessary to support the Company’s lending and investment activities is determined through monitoring loan demand. Liquidity needs are also met with cash and cash equivalents and unencumbered securities classified as available-for-sale. Liquid assets totaled $422.5 million as of March 31, 2022 compared to $299.3 million at December 31, 2021. These amounts represented 18.8% and 16.8% of total assets as of March 31, 2022 and December 31, 2021, respectively.

In addition to the liquidity provided by balance sheet cash flows, the Company supplements its liquidity with additional sources such as credit lines with the FHLB, the Reserve Bank and other correspondent banks. Specifically, the Company has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and the Reserve Bank. Based on collateral pledged as of March 31, 2022, the total FHLB available borrowing capacity was $354.8 million. Additional borrowing capacity with the Reserve Bank was approximately $33.6 million as of March 31, 2022. Undrawn lines of credit with other correspondent banks totaled $105.0 million at March 31, 2022.

Liquidity is a core pillar of the Company’s operations. Conditions may arise in the future that could negatively impact the Company’s future liquidity position resulting in funding mismatches. These include market constraints on the ability to convert assets into cash or accessing sources of funds (i.e., market liquidity) and contingent liquidity events. Changes in economic conditions or exposure to credit, market, operational, legal, and reputation risks also can affect a bank’s liquidity. Management maintains that the Company has a strong liquidity position, any of the factors referenced above could materially impact that in the future.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of its customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and financial guarantees which would impact the Company’s liquidity and capital resources to the extent customers accept and or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. With the exception of these off-balance sheet arrangements, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors. For further information, see Note 5 to the Consolidated Financial Statements, included in Item 1 of this Form 10-Q, for further discussion of the nature, business purpose and elements of risk involved with these off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the first fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of our operations, the Company and its subsidiary are parties to various claims and lawsuits. Currently, we are not party to any material legal proceedings, and no such proceedings are, to management’s knowledge, threatened against us. Although the ultimate outcome of legal proceedings cannot be ascertained at this time, it is the opinion of management that the liabilities (if any) resulting from such legal proceedings will not have a material adverse effect on the Company’s business, including its consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in our Registration Statement on Form 10 as amended, which we filed with the SEC on April 18, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 25, 2022

JOHN MARSHALL BANCORP, INC.

By:	/s/ Christopher W. Bergstrom
Name:	Christopher W. Bergstrom
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kent D. Carstater
Name:	Kent D. Carstater
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)