Form 10-Q
period 2022-06-30
John Marshall Bancorp, Inc.
filed 2022-08-10
CIK 1710482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 5, 2022, there were 14,031,089 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN MARSHALL BANCORP, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Cash and due from banks	$12,915	$2,920
Interest-bearing deposits in banks	107,972	102,879
Total cash and cash equivalents	120,887	105,799
Securities available-for-sale, at fair value	365,134	239,300
Securities held-to-maturity, fair value of $88,862 and $103,258 as of June 30, 2022 and December 31, 2021, respectively	102,265	105,509
Restricted securities, at cost	4,417	4,951
Equity securities, at fair value	2,098	1,869
Loans, net of unearned income	1,692,652	1,666,469
Allowance for loan losses	(20,031)	(20,032)
Net loans	1,672,621	1,646,437
Bank premises and equipment, net	1,443	1,620
Accrued interest receivable	4,451	4,943
Bank owned life insurance	21,188	20,998
Right of use assets	4,281	4,913
Other assets	17,589	12,970
Total assets	$2,316,374	$2,149,309
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand deposits	$512,284	$488,838
Interest-bearing demand deposits	738,666	633,901
Savings deposits	112,276	101,376
Time deposits	680,515	657,438
Total deposits	2,043,741	1,881,553
Federal Home Loan Bank advances	—	18,000
Subordinated debt	49,560	24,728
Accrued interest payable	896	843
Lease liabilities	4,538	5,182
Other liabilities	10,109	10,533
Total liabilities	$2,108,844	$1,940,839
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued	$—	$—
Common stock, nonvoting, par value $0.01 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, voting, par value $0.01 per share; authorized 30,000,000 shares; issued and outstanding, 14,026,589 at June 30, 2022, including 58,536 unvested shares, 13,745,598 shares at December 31, 2021, including 75,826 unvested shares	140	137
Additional paid-in capital	93,935	91,107
Retained earnings	130,383	117,626
Accumulated other comprehensive loss	(16,928)	(400)
Total shareholders’ equity	$207,530	$208,470
Total liabilities and shareholders’ equity	$2,316,374	$2,149,309

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest and Dividend Income
Interest and fees on loans	$17,334	$17,499	$35,518	$35,338
Interest on investment securities, taxable	1,893	993	3,273	1,762
Interest on investment securities, tax-exempt	30	30	60	60
Dividends	64	66	124	131
Interest on deposits in banks	234	39	325	83
Total interest and dividend income	$19,555	$18,627	$39,300	$37,374
Interest Expense
Deposits	$1,698	$1,735	$3,021	$3,795
Federal Home Loan Bank advances	12	30	42	63
Subordinated debt	537	371	1,013	743
Total interest expense	$2,247	$2,136	$4,076	$4,601
Net interest income	$17,308	$16,491	$35,224	$32,773
Provision for loan losses	—	90	—	2,455
Net interest income after provision for loan losses	$17,308	$16,401	$35,224	$30,318
Non-interest Income
Service charges on deposit accounts	$84	$60	$161	$118
Bank owned life insurance	95	100	190	207
Other service charges and fees	157	116	294	220
Gains on securities	—	—	—	10
Insurance commissions	44	22	265	177
Other operating income (loss)	(271)	119	(387)	149
Total non-interest income	$109	$417	$523	$881
Non-interest Expenses
Salaries and employee benefits	$4,655	$5,680	$10,682	$10,669
Occupancy expense of premises	482	514	975	1,021
Furniture and equipment expenses	341	378	666	700
Other operating expenses	2,203	2,495	4,144	4,570
Total non-interest expenses	$7,681	$9,067	$16,467	$16,960
Income before income taxes	$9,736	$7,751	$19,280	$14,239
Income tax expense	1,854	1,672	3,724	3,086
Net income	$7,882	$6,079	$15,556	$11,153
Earnings per share, basic	$0.56	$0.45	$1.11	$0.82
Earnings per share, diluted	$0.56	$0.44	$1.10	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income	$7,882	$6,079	$15,556	$11,153
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax of $(1,582) and $29 for the three months ended June 30, 2022 and June 30, 2021, respectively net of tax of $(4,370) and $(647) for the six months ended June 30, 2022 and June 30, 2021, respectively	(5,961)	110	(16,449)	(2,434)
Reclassification adjustment for gains on available-for-sale securities included in net income, net of tax of $(2) for the six months ended June 30, 2021	—	—	—	(8)
Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax of $(10) and $(21) for the three and six months ended June 30, 2022, respectively	(38)	—	(79)	—
Total other comprehensive income (loss)	$(5,999)	$110	$(16,528)	$(2,442)
Total comprehensive income (loss)	$1,883	$6,189	$(972)	$8,711

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended June 30, 2022 and 2021

(In thousands, except share and per share data)

(Unaudited)

					Accumulated
					Other	Total
			Additional Paid- In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2021	13,566,379	$136	$90,295	$97,239	$1,234	$188,904
Net income	—	—	—	6,079	—	6,079
Other comprehensive income	—	—	—	—	110	110
Exercise of stock options	3,437	—	25	—	—	25
Restricted stock vesting, net of 18 shares surrendered	8,362	—	—	—	—	—
Share-based compensation	—	—	128	—	—	128
Balance, June 30, 2021	13,578,178	$136	$90,448	$103,318	$1,344	$195,246

Balance, March 31, 2022	13,890,204	$139	$93,135	$122,510	$(10,929)	$204,855
Net income	—	—	—	7,882	—	7,882
Other comprehensive loss	—	—	—	—	(5,999)	(5,999)
Cash dividends attributable to changes in common shares through the record date	—	—	—	(9)	—	(9)
Exercise of stock options	75,562	1	670	—	—	671
Restricted stock vesting, net of 43 shares surrendered	2,287	—	—	—	—	—
Share-based compensation	—	—	130	—	—	130
Balance, June 30, 2022	13,968,053	$140	$93,935	$130,383	$(16,928)	$207,530

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2022 and 2021

(In thousands, except share and per share data)

(Unaudited)

					Accumulated
					Other	Total
			Additional Paid- In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2020	13,532,558	$135	$89,995	$92,165	$3,786	$186,081
Net income	—	—	—	11,153	—	11,153
Other comprehensive loss	—	—	—	—	(2,442)	(2,442)
Exercise of stock options	24,687	1	176	—	—	177
Restricted stock vesting, net of 18 shares surrendered	20,933	—	—	—	—	—
Share-based compensation	—	—	277	—	—	277
Balance, June 30, 2021	13,578,178	$136	$90,448	$103,318	$1,344	$195,246

Balance, December 31, 2021	13,669,772	$137	$91,107	$117,626	$(400)	$208,470
Net income	—	—	—	15,556	—	15,556
Other comprehensive loss	—	—	—	—	(16,528)	(16,528)
Dividend declared on common stock ($0.20 per share)	—	—	—	(2,799)	—	(2,799)
Exercise of stock options	282,034	3	2,559	—	—	2,562
Restricted stock vesting, net of 43 shares surrendered	16,247	—	—	—	—	—
Share-based compensation	—	—	269	—	—	269
Balance, June 30, 2022	13,968,053	$140	$93,935	$130,383	$(16,928)	$207,530

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$15,556	$11,153
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	298	423
Right of use asset amortization	688	721
Provision for loan losses	—	2,455
Share-based compensation expense	269	277
Net amortization of securities	146	200
Fair value adjustment on equity securities	391	(99)
Amortization of debt issuance costs	236	25
Gains on sales and calls of available-for-sale securities	—	(10)
Deferred tax expense (benefit)	375	(1,375)
Increase in cash surrender value of life insurance	(190)	(207)
Changes in assets and liabilities:
Decrease in accrued interest receivable	492	795
Increase in other assets	(603)	(195)
Increase in accrued interest payable	53	7
Decrease in other liabilities	(1,124)	(95)
Net cash provided by operating activities	$16,587	$14,075
Cash Flows from Investing Activities
Net increase in loans	$(26,184)	$(4,679)
Purchase of available-for-sale securities	(173,362)	(167,907)
Purchase of held-to-maturity securities	(1,003)	—
Proceeds from maturities, calls and principal repayments of available-for-sale securities	26,601	17,041
Proceeds from maturities, calls and principal repayments of held-to-maturity securities	4,109	—
Net redemption of restricted securities	534	737
Purchase of equity securities	(620)	(540)
Purchases of bank premises and equipment	(121)	(269)
Net cash (used in) investing activities	$(170,046)	$(155,617)
Cash Flows from Financing Activities
Net increase in deposits	$162,188	$174,912
Net repayment of Federal Home Loan Bank advances	(18,000)	(4,000)
Issuance of subordinated debt	24,596	—
Cash dividends paid	(2,799)	—
Issuance of common stock for share options exercised	2,562	177
Net cash provided by investing activities	$168,547	$171,089
Net increase in cash and cash equivalents	$15,088	$29,547
Cash and cash equivalents, beginning of period	105,799	138,457
Cash and cash equivalents, end of period	$120,887	$168,004
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,787	$4,569
Income taxes	2,360	3,867
Supplemental Disclosures of Noncash Transactions
Unrealized loss on securities available-for-sale	$(20,819)	$(3,091)
Right of use asset obtained in exchange for new operating lease liability	56	385

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

Note 1— Nature of Business and Summary of Significant Accounting Policies

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for any other interim period or for the full year.  All amounts and disclosures included in this quarterly report as of December 31, 2021, were derived from the Company’s audited consolidated financial statements. Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or shareholders’ equity.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (“SEC”) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. As part of the Company’s implementation efforts, we have reconciled and validated historical loan, charge-off and recovery data, determined segmentation of the loan portfolio for application of the current expected credit losses (“CECL”) calculation, determined the key assumptions to be utilized in the calculation, selected lifetime loss reserve calculation methods and established a methodology framework, updated our qualitative factor framework, performed parallel runs of the CECL calculation, and engaged an external vendor to assist with model validation commencing in the third quarter of 2022. The ultimate impact of CECL on the allowance for credit losses will depend on the size and composition of the loan portfolio, the portfolio’s credit quality and economic conditions at the time of adoption, as well as any refinements to the CECL model, methodology and key assumptions. At adoption, the Company will record a cumulative effect adjustment to retained earnings for incremental change in the allowance for credit losses.

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have not yet adopted ASU 2016-13 (such as the Company), the effective dates for the provisions of ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13; however, the Company does not expect to adopt ASU 2016-13 in advance of the required implementation date.  The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

Note 2— Investment Securities

The following table summarizes the amortized cost and fair value of securities held-to-maturity and available-for-sale and the corresponding amounts of gross unrealized gains and losses at June 30, 2022 and December 31, 2021.

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S Treasuries	$6,001	$—	$(651)	$5,350
U.S. government and federal agencies	35,630	—	(4,245)	31,385
Collateralized mortgage obligations	22,930	—	(3,020)	19,910
Taxable municipal	6,081	—	(1,010)	5,071
Mortgage-backed	31,623	—	(4,477)	27,146
Total Held-to-maturity Securities	$102,265	$—	$(13,403)	$88,862
Available-for-sale
U.S Treasuries	$63,331	$22	$(2,890)	$60,463
U.S. government and federal agencies	37,685	2	(2,611)	35,076
Corporate bonds	3,000	—	(132)	2,868
Collateralized mortgage obligations	45,425	21	(4,143)	41,303
Tax-exempt municipal	5,000	—	(405)	4,595
Taxable municipal	1,650	6	(21)	1,635
Mortgage-backed	230,862	99	(11,767)	219,194
Total Available-for-sale Securities	$386,953	$150	$(21,969)	$365,134

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S Treasuries	$6,000	$—	$(150)	$5,850
U.S. government and federal agencies	35,720	—	(726)	34,994
Collateralized mortgage obligations	25,606	—	(534)	25,072
Taxable municipal	6,089	—	(194)	5,895
Mortgage-backed	32,094	—	(647)	31,447
Total Held-to-maturity Securities	$105,509	$—	$(2,251)	$103,258
Available-for-sale
U.S Treasuries	$30,954	$—	$(411)	$30,543
U.S. government and federal agencies	34,803	258	(524)	34,537
Corporate bonds	1,000	31	—	1,031
Collateralized mortgage obligations	39,596	179	(726)	39,049
Tax-exempt municipal	5,007	255	—	5,262
Taxable municipal	1,653	37	(5)	1,685
Mortgage-backed	127,287	1,232	(1,326)	127,193
Total Available-for-sale Securities	$240,300	$1,992	$(2,992)	$239,300

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

The Company did not sell nor recognize any gain or loss for any debt securities for the three or six months ended June 30, 2022. The Company did not sell any debt securities for the three or six months ended June 30, 2021. A gross gain of $10 thousand was recognized on the call of a security during the six months ended June 30, 2021.

Securities having a market value of $96.6 million and $78.6 million at June 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and for other purposes required by law. These securities had an amortized cost of $106.3 million and $78.8 million at June 30, 2022 and December 31, 2021, respectively.

The following tables summarize the fair value of securities held-to-maturity and securities available-for-sale at June 30, 2022 and December 31, 2021 and the corresponding amounts of gross unrealized losses. Management uses the valuations as of month-end in determining when securities are in an unrealized loss position. Therefore, a security’s market value could have exceeded its amortized cost on other days during the prior twelve-month period.

	June 30, 2022
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
U.S Treasuries	$5,350	$(651)	$—	$—	$5,350	$(651)
U.S. government and federal agencies	18,901	(2,655)	12,484	(1,590)	31,385	(4,245)
Collateralized mortgage obligations	15,160	(2,253)	4,750	(767)	19,910	(3,020)
Taxable municipal	1,281	(269)	3,790	(741)	5,071	(1,010)
Mortgage-backed	15,992	(2,445)	11,154	(2,032)	27,146	(4,477)
Total Held-to-maturity Securities	$56,684	$(8,273)	$32,178	$(5,130)	$88,862	$(13,403)
Available-for-sale
U.S Treasuries	$54,766	$(2,890)	$—	$—	$54,766	$(2,890)
U.S. government and federal agencies	20,139	(1,069)	13,051	(1,542)	33,190	(2,611)
Corporate bonds	2,868	(132)	—	—	2,868	(132)
Collateralized mortgage obligations	28,456	(2,426)	10,855	(1,717)	39,311	(4,143)
Tax-exempt municipal	4,596	(405)	—	—	4,596	(405)
Taxable municipal	—	—	249	(21)	249	(21)
Mortgage-backed	192,498	(9,975)	12,626	(1,792)	205,124	(11,767)
Total Available-for-sale Securities	$303,323	$(16,897)	$36,781	$(5,072)	$340,104	$(21,969)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
U.S Treasuries	$5,851	$(150)	$—	$—	$5,851	$(150)
U.S. government and federal agencies	31,617	(645)	3,376	(81)	34,993	(726)
Collateralized mortgage obligations	25,072	(534)	—	—	25,072	(534)
Taxable municipal	3,971	(133)	1,923	(61)	5,894	(194)
Mortgage-backed	27,995	(573)	3,452	(74)	31,447	(647)
Total Held-to-maturity Securities	$94,506	$(2,035)	$8,751	$(216)	$103,257	$(2,251)
Available-for-sale
U.S Treasuries	$30,543	$(411)	$—	$—	$30,543	$(411)
U.S. government and federal agencies	14,154	(301)	6,877	(223)	21,031	(524)
Collateralized mortgage obligations	30,352	(726)	—	—	30,352	(726)
Taxable municipal	265	(5)	—	—	265	(5)
Mortgage-backed	93,129	(1,280)	918	(46)	94,047	(1,326)
Total Available-for-sale Securities	$168,443	$(2,723)	$7,795	$(269)	$176,238	$(2,992)

U.S. Treasuries - The unrealized losses in 31 and 15 U.S. Treasury debt securities at June 30, 2022 and December 31, 2021, respectively, were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at June 30, 2022 or December 31, 2021.

U.S. Government and Federal Agencies - The unrealized losses in 49 and 40 investments in direct obligations of U.S. government agencies at June 30, 2022 and December 31, 2021, respectively, were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at June 30, 2022 or December 31, 2021.

Collateralized Mortgage Obligation Securities - The unrealized losses in 52 and 35 investments in collateralized mortgage obligation investments at June 30, 2022 and December 31, 2021, respectively, were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by various agencies of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to change in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider the investment to be other-than-temporarily impaired at June 30, 2022 or December 31, 2021.

Municipal Securities - The unrealized losses in 15 and eight investments in municipal securities at June 30, 2022 and December 31, 2021, respectively, were caused by interest rate changes. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at June 30, 2022 or December 31, 2021.

Corporate Securities - The unrealized losses in three corporate securities at June 30, 2022 were caused by interest rate changes. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at June 30, 2022.

Mortgage-Backed Securities - The unrealized losses in 207 and 75 investments in federal agency mortgage-backed securities at June 30, 2022 and December 31, 2021, respectively, were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by various agencies of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to change in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at June 30, 2022 or December 31, 2021.

The Company reviews each debt security for other-than-temporary impairment on at least a quarterly basis based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the security’s ratings, the Company’s best estimate of the present value of cash flows expected to be collected from debt securities, the intention with regards to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery. The Company did not consider those investments to be other-than-temporary impaired at June 30, 2022 or December 31, 2021. Additionally, the Company has not recognized any other-than-temporary impairment on any of the investments owned as of June 30, 2022.

The table below summarizes, by major security type, the contractual maturities of our investment securities as of June 30, 2022. Borrowers may have the right to call or prepay certain obligations and as such, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below.

	June 30, 2022
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	43,292	38,219
Due after ten years	58,973	50,643
Total Held-to-maturity Securities	$102,265	$88,862
Available-for-sale
Due in one year or less	$1,062	$1,062
Due after one year through five years	93,701	89,714
Due after five years through ten years	154,748	148,717
Due after ten years	137,442	125,641
Total Available-for-sale Securities	$386,953	$365,134

In the prevailing rate environments as of June 30, 2022 and December 31, 2021, the Company’s investment portfolio had an estimated weighted average remaining life of approximately 4.8 years and 4.5 years, respectively.

The table below summarizes the carrying amount of restricted securities as of June 30, 2022 and December 31, 2021.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Federal Reserve Bank Stock	$3,284	$3,275
Federal Home Loan Bank Stock	1,073	1,616
Community Bankers’ Bank Stock	60	60
Total Restricted Securities	$4,417	$4,951

The Company held equity securities with readily determinable fair values totaling $2.1 million and $1.9 million at June 30, 2022 and December 31, 2021, respectively. Changes in the fair value of these securities are reflected in earnings. A loss of $273 thousand and a gain of $66 thousand was recorded in other non-interest income in the Consolidated Statements of Income for the three months ended June 30, 2022 and June 30, 2021, respectively. A loss of $391 thousand and a gain of $99 thousand was recorded in other non-interest income in the Consolidated Statements of Income for the six months ended June 30, 2022 and June 30, 2021, respectively. These securities consist of mutual funds held in a trust and were obtained for the purpose of economically hedging changes in the Company’s nonqualified deferred compensation liability.

Note 3— Loans

The following table presents the composition of the Company’s loan portfolio as of June 30, 2022 and December 31, 2021.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Real Estate Loans:
Commercial	$1,083,194	$968,442
Construction and land development	189,644	231,090
Residential	368,370	342,491
Commercial - Non-Real Estate:
Commercial loans	47,878	122,945
Consumer - Non-Real Estate:
Consumer loans	651	586
Total Gross Loans	$1,689,737	$1,665,554
Allowance for loan losses	(20,031)	(20,032)
Net deferred loan costs	2,915	915
Total net loans	$1,672,621	$1,646,437

Note 4— Allowance for Loan Losses

The following tables present the activity in the allowance for loan losses for the six months ended June 30, 2022 and June 30, 2021.

	June 30, 2022
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, December 31, 2021	$13,091	$2,824	$2,769	$711	$5	$632	$20,032
Charge-offs	(1)	—	—	—	—	—	(1)
Recoveries	—	—	—	—	—	—	—
Provision	581	(23)	(109)	(72)	2	(379)	—
Ending Balance, June 30, 2022	$13,671	$2,801	$2,660	$639	$7	$253	$20,031

	June 30, 2021
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, December 31, 2020	$10,602	$2,617	$2,430	$1,007	$11	$350	$17,017
Charge-offs	(90)	—	—	(1)	—	—	(91)
Recoveries	—	—	—	—	—	—	—
Provision	2,234	94	(10)	(268)	(2)	407	2,455
Ending Balance, June 30, 2021	$12,746	$2,711	$2,420	$738	$9	$757	$19,381

The following tables present the balance of the allowance for loan losses, the allowance by impairment methodology, total loans, and loans by impairment methodology as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Unallocated	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	13,671	2,801	2,660	639	7	253	20,031
Total allowance	$13,671	$2,801	$2,660	$639	$7	$253	$20,031

Loans:
Individually evaluated for impairment	$—	$—	$536	$—	$—	$—	$536
Collectively evaluated for impairment	1,083,194	189,644	367,834	47,878	651	—	1,689,201
Total loans	$1,083,194	$189,644	$368,370	$47,878	$651	$—	$1,689,737

	December 31, 2021
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Unallocated	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	13,091	2,824	2,769	711	5	632	20,032
Total allowance	$13,091	$2,824	$2,769	$711	$5	$632	$20,032

Loans:
Individually evaluated for impairment	$—	$—	$549	$—	$—	$—	$549
Collectively evaluated for impairment	968,442	231,090	341,942	122,945	586	—	1,665,005
Total loans	$968,442	$231,090	$342,491	$122,945	$586	$—	$1,665,554

Gross commercial loans included $224 thousand and $69.6 million of Paycheck Protection Program (“PPP”) loans as of June 30, 2022 and December 31, 2021, respectively. The Company does not maintain an allowance on these loan balances, as they are 100% guaranteed by the SBA. Management believes the ending allowances at each of the dates indicated were sufficient to absorb the probable losses inherent in the loan portfolio at those dates.

The following tables present a summary of impaired loans and the related allowance as of June 30, 2022 and December 31, 2021.

June 30, 2022
		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	with	with	Recorded	Related	Recorded	Income
(Dollars in thousands)	Balance	No Allowance	Allowance	Investment	Allowance	Investment	Recognized
Real Estate Loans
Commercial	$—	$—	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—	—	—
Residential	536	536	—	536	—	541	9
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total Impaired Loans	$536	$536	$—	$536	$—	$541	$9

December 31, 2021
		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	with	with	Recorded	Related	Recorded	Income
(Dollars in thousands)	Balance	No Allowance	Allowance	Investment	Allowance	Investment(1)	Recognized(1)
Real Estate Loans
Commercial	$—	$—	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—	—	—
Residential	549	549	—	549	—	569	24
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total Impaired Loans	$549	$549	$—	$549	$—	$569	$24
(1)	Amounts shown for the twelve month period ended December 31, 2021.

The following tables present a summary of past due and non-accrual loans by class as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$1,083,194	$1,083,194	$—	$—
Construction and land development	—	—	—	—	189,644	189,644	—	—
Residential	—	—	—	—	368,370	368,370	—	—
Commercial	—	—	—	—	47,878	47,878	—	—
Consumer	—	—	—	—	651	651	—	—
Total Loans	$—	$—	$—	$—	$1,689,737	$1,689,737	$—	$—

	December 31, 2021
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$968,442	$968,442	$—	$—
Construction and land development	—	—	—	—	231,090	231,090	—	—
Residential	—	—	—	—	342,491	342,491	—	—
Commercial	—	—	—	—	122,945	122,945	—	—
Consumer	—	—	—	—	586	586	—	—
Total Loans	$—	$—	$—	$—	$1,665,554	$1,665,554	$—	$—

The following tables present a summary of credit quality information for loans by class as of June 30, 2022 and December 31, 2021.

	June 30, 2022
		Special				Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Loans
Real Estate Loans
Commercial	$1,076,274	$6,920	$—	$—	$—	$1,083,194
Construction and land development	189,644	—	—	—	—	189,644
Residential	368,260	—	110	—	—	368,370
Commercial	47,878	—	—	—	—	47,878
Consumer	651	—	—	—	—	651
Total Loans	$1,682,707	$6,920	$110	$—	$—	$1,689,737

	December 31, 2021
		Special				Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Loans
Real Estate Loans
Commercial	$961,177	$7,029	$236	$—	$—	$968,442
Construction and land development	230,704	—	386	—	—	231,090
Residential	342,377	—	114	—	—	342,491
Commercial	122,945	—	—	—	—	122,945
Consumer	586	—	—	—	—	586
Total Loans	$1,657,789	$7,029	$736	$—	$—	$1,665,554

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

The Company had a recorded investment in TDRs of $536 thousand and $549 thousand as of June 30, 2022 and December 31, 2021, respectively. The Company did not have any loans that were determined to be new TDRs during the three or six months ended June 30, 2022 or during the three or six months ended June 30, 2021.

As of June 30, 2022 and 2021, all loans in TDR status were in compliance with their modified terms. There were no loans modified in TDRs that subsequently defaulted within 12 months of their modification date during the three or six months ended June 30, 2022 and 2021.

All TDRs are considered impaired and impairment is determined on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. As of June 30, 2022 and December 31, 2021, none of the Bank’s TDRs required the recordation of a specific reserve. As of June 30, 2022 and December 31, 2021, there were no additional commitments to disburse funds on loans classified as TDRs.

Note 5— Deposits and Borrowings

The following tables show the components of the Company’s funding sources.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Deposits:
Non-interest bearing demand deposits(1)	$512,284	$488,838
Interest-bearing demand deposits(1)	738,666	633,901
Savings deposits	112,276	101,376
Time deposits(2)	680,515	657,438
Total Deposits	$2,043,741	$1,881,553

			June 30, 2022	December 31, 2021
(Dollars in thousands)	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term Debt:
Subordinated debt	5.25 - 5.75%	5.50%	$49,560	$24,728
FHLB advances(3)			—	18,000
Total Long-term Debt:			$49,560	$42,728

(1) Overdraft demand deposits reclassified to loans totaled $8 thousand and $2 thousand at June 30, 2022 and December 31, 2021, respectively.

(2)	The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was $258.7 million and $255.0 million at June 30, 2022 and December 31, 2021, respectively.
(3)	The Company’s Federal Home Loan Bank (“FHLB”) advances were called by the FHLB during the second quarter of 2022.

The Company obtains certain deposits through the efforts of third-party brokers. Brokered deposits totaled $266.1 million and $217.7 million at June 30, 2022 and December 31, 2021, respectively, and were included primarily in time deposits on the Company’s Consolidated Balance Sheets. Reciprocal IntraFi certificates of deposit totaled $51.3 million and $61.3 million at June 30, 2022 and December 31, 2021, respectively. Reciprocal IntraFi demand and money market deposits totaled $277.0 million and $209.6 million at June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022, there were no depositors that represented 5% or more of the Company’s total deposits.

The Company completed a private placement of a $25.0 million fixed-to-floating subordinated note on June 15, 2022 (“2022 note”). Subject to limited exceptions permitting earlier redemption, the note is callable, in whole or in part, commencing July 1, 2027. Unless redeemed earlier, the note will mature on July 1, 2032. The note bears interest at a fixed rate of 5.25% to but excluding July 1, 2027, and will bear interest at a floating rate equal to three-month SOFR plus 245 basis points thereafter. The note qualifies as Tier 2 capital for regulatory purposes. The note is carried at its principal amount, less unamortized issuance costs. On July 15, 2022, the earliest available call date, the Company utilized the proceeds from the 2022 note issuance to redeem its $25.0 million fixed-to-floating 5.75% subordinated notes that were issued on July 6, 2017 (“2017 notes”).

The Company from time to time uses FHLB advances as a source of funding. These FHLB advances are secured by a blanket floating lien on all real estate mortgage loans secured by 1-to-4 family residential, multi-family and commercial real estate properties. At June 30, 2022, the Company did not have any outstanding FHLB advances. Available borrowing capacity based on collateral value amounted to approximately $373.9 million as of June 30, 2022.

The Company also has federal funds lines of credit with correspondent banks available for overnight borrowing of $105 million of which $0 had been drawn upon at June 30, 2022.

The Company also has the capacity to borrow up to $28.9 million at the Federal Reserve discount window of which $0 had been drawn upon at June 30, 2022. The Bank had loans pledged at the Federal Reserve discount window totaling $34.9 million as of June 30, 2022.

The following table shows the carrying amount of the Company’s time deposits by contractual maturity as of June 30, 2022.

(Dollars in thousands)	June 30, 2022
2022	$227,481
2023	384,886
2024	62,747
2025	2,967
2026	2,364
Thereafter	70
Total	$680,515

Note 6— Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Virginia, the District of Columbia, the State of Maryland, the State of North Carolina and the State of West Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2018.

The following table summarizes the Company’s provision for income taxes charged to operations for the six months ended June 30, 2022 and June 30, 2021, respectively.

(Dollars in thousands)	June 30, 2022	June 30, 2021
Current tax expense	$3,349	$4,461
Deferred tax expense (benefit)	375	(1,375)
Total Income Tax Expense	$3,724	$3,086

The following table presents the factors driving the difference between the amount of income tax determined by applying the statutory federal income tax rate to income before income taxes and the amount of income tax expense reflected in the Consolidated Statements of Income for the six months ended June 30, 2022 and June 30, 2021, respectively.

(Dollars in thousands)	June 30, 2022	June 30, 2021
Computed “expected” tax expense	$4,049	$2,990
Increase (decrease) in income taxes resulting from:
Bank-owned life insurance	(40)	(43)
Tax-exempt interest income	(70)	(74)
State income taxes, net of federal benefit	180	121
Excess tax benefit on share-based compensation	(369)	(7)
Other, net	(26)	99
Total	$3,724	$3,086

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

The following table summarizes the contract or notional amount of the Company’s exposure to off-balance sheet risk as of June 30, 2022 and December 31, 2021.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Commitments to extend credit	$263,686	$272,701
Standby letters of credit	$17,340	$14,485

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

The following tables summarize the fair value of assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

		Fair Value Measurements at June 30, 2022 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$60,463	$—	$60,463	$—
U.S. government and federal agencies	35,076	—	35,076	—
Corporate bonds	2,868	—	2,868	—
Collateralized mortgage obligations	41,303	—	41,303	—
Tax-exempt municipal	4,595	—	4,595	—
Taxable municipal	1,635	—	1,635	—
Mortgage-backed	219,194	—	219,194	—
Equity securities, at fair value	2,098	2,098	—	—
Total assets at fair value	$367,232	$2,098	$365,134	$—

		Fair Value Measurements at December 31, 2021 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$30,543	$—	$30,543	$—
U.S. government and federal agencies	34,537	—	34,537	—
Corporate bonds	1,031	—	1,031	—
Collateralized mortgage obligations	39,049	—	39,049	—
Tax-exempt municipal	5,262	—	5,262	—
Taxable municipal	1,685	—	1,685	—
Mortgage-backed	127,193	—	127,193	—
Equity securities, at fair value	1,869	1,869	—	—
Total assets at fair value	$241,169	$1,869	$239,300	$—

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances, the Company makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected when due. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than one-year-old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had no impaired loans with a recorded reserve as of June 30, 2022 or December 31, 2021.

Other Real Estate Owned

OREO is carried at the lower of cost or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value using observable market data, the Company records the property as Level 2. When an appraised value using observable market data is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the property as Level 3 valuation. Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The Company had no OREO as of June 30, 2022 or December 31, 2021.

The following tables present the carrying value and estimated fair value, including the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2022 and December 31, 2021.

		Fair Value Measurements at June 30, 2022 Using
		Quoted Prices in
		Active Markets		Significant
	Carrying Value	for Identical	Significant Other	Unobservable	Fair Value as of
	as of June 30,	Assets	Observable Inputs	Inputs	June 30,
(Dollars in thousands)	2022	(Level 1)	(Level 2)	(Level 3)	2022
Assets:
Cash and cash equivalents	$120,887	$120,887	$—	$—	$120,887
Securities:
Available-for-sale	365,134	—	365,134	—	365,134
Held-to-maturity	102,265	—	88,862	—	88,862
Equity securities, at fair value	2,098	2,098	—	—	2,098
Restricted securities, at cost	4,417	—	4,417	—	4,417
Loans, net of unearned income	1,672,621	—	—	1,618,806	1,618,806
Bank owned life insurance	21,188	—	21,188	—	21,188
Accrued interest receivable	4,451	—	4,451	—	4,451
Liabilities:
Deposits	$2,043,741	$—	$2,040,017	$—	$2,040,017
Subordinated debt	49,560	—	—	49,540	49,540
Accrued interest payable	896	—	896	—	896

		Fair Value Measurements at December 31, 2021 Using
		Quoted Prices in
		Active Markets		Significant
	Carrying Value	for Identical	Significant Other	Unobservable	Fair Value as of
	as of December	Assets	Observable Inputs	Inputs	December 31,
(Dollars in thousands)	31, 2021	(Level 1)	(Level 2)	(Level 3)	2021
Assets:
Cash and cash equivalents	$105,799	$105,799	$—	$—	$105,799
Securities:
Available-for-sale	239,300	—	239,300	—	239,300
Held-to-maturity	105,509	—	103,258	—	103,258
Equity securities, at fair value	1,869	1,869	—	—	1,869
Restricted securities, at cost	4,951	—	4,951	—	4,951
Loans, net of unearned income	1,646,437	—	—	1,659,396	1,659,396
Bank owned life insurance	20,998	—	20,998	—	20,998
Accrued interest receivable	4,943	—	4,943	—	4,943
Liabilities:
Deposits	$1,881,553	$—	$1,882,132	$—	$1,882,132
FHLB advances	18,000	—	17,837	—	17,837
Subordinated debt	24,728	—	—	25,325	25,325
Accrued interest payable	843	—	843	—	843

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

The following table summarizes the computation of earnings per share for the three and six months ended June 30, 2022 and June 30, 2021.

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Earnings per common share - basic:
Income available to common shareholders (in thousands):
Net income	$7,882	$6,079	$15,556	$11,153
Less: Income attributable to unvested restricted stock awards	(34)	(29)	(70)	(55)
Net income available to common shareholders	$7,848	$6,050	$15,486	$11,098

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	13,992,414	13,637,112	13,920,387	13,632,393
Less: Unvested restricted stock	(60,158)	(64,333)	(62,330)	(67,073)
Weighted-average common shares outstanding - basic	13,932,256	13,572,779	13,858,057	13,565,320

Earnings per common share - basic	$0.56	$0.45	$1.11	$0.82

Earnings per common share - diluted:
Income available to common shareholders (in thousands):
Net income	$7,882	$6,079	$15,556	$11,153
Less: Income attributable to unvested restricted stock awards	(34)	(28)	(69)	(54)
Net income available to common shareholders	$7,848	$6,051	$15,487	$11,099

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	13,992,414	13,637,112	13,920,387	13,632,393
Less: Unvested restricted stock	(60,158)	(64,333)	(62,330)	(67,073)
Plus: Effect of dilutive options	152,904	295,368	184,148	287,616
Weighted-average common shares outstanding - diluted	14,085,160	13,868,147	14,042,205	13,852,936

Earnings per common share - diluted	$0.56	$0.44	$1.10	$0.80

Outstanding options to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. All stock options outstanding as of June 30, 2022 were included in computing diluted earnings per share for the three and six month periods ended June 30, 2022, as none had anti-dilutive effects. All stock options outstanding as of June 30, 2021 were included in computing diluted earnings per share for the three month period ended June 30, 2021, as none had anti-dilutive effects. Stock options representing 15,000 weighted average shares were not included in computing diluted earnings per share for the six months June 30, 2021 because their effects were anti-dilutive.

Note 10— Stock Based Compensation Plan

The Company’s share-based compensation plan, approved by stockholders and effective April 28, 2015 (the “2015 Plan”), provides for the grant of share-based awards in the form of incentive stock options, non-incentive stock options, restricted stock and restricted stock units to directors and employees. The Company has reserved 976,211 shares of voting common stock for issuance under the 2015 Plan, which will remain in effect until April 28, 2025. The Company’s Compensation Committee administers the 2015 Plan and has the authority to determine the terms and conditions of each award thereunder. As of June 30, 2022, 323,185 shares are available to grant in future periods under the 2015 Plan.

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

The table below provides a summary of the stock options activity for the six months ended June 30, 2022.

	June 30, 2022
		Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price	Value
Outstanding at January 1, 2022	534,236	$10.45
Granted	—	—
Exercised	(282,034)	9.09
Forfeited or expired	(3,278)	8.45
Outstanding at June 30, 2022	248,924	12.03	$2,617,384
Exercisable at June 30, 2022	248,924	$12.03	$2,617,384

The aggregate intrinsic value of stock options in the table above represents the total amount by which the current market value of the underlying stock exceeds the exercise price of the option that would have been received by the Company had all option holders exercised their options on June 30, 2022. The intrinsic value of options exercised was $1.2 million and $3.7 million for the three and six months ended June 30, 2022, respectively, and $37 thousand and $203 thousand for the three and six months ended June 30, 2021. These amounts and the intrinsic values noted in the table above change based on changes in the market value of the Company’s voting common stock.

The table below provides a summary of the stock options outstanding and exercisable as of June 30, 2022.

	June 30, 2022
	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Number	Contractual Life	Number	Contractual Life
Exercise Prices	Outstanding	in Years	Exercisable	in Years
$0.00 - $11.00	3,937	0.20	3,937	0.20
$11.01 - $12.00	228,925	2.40	228,925	2.40
$12.01 - $16.00	1,062	2.49	1,062	2.49
$16.01 - $18.16	15,000	5.83	15,000	5.83
Total	248,924	2.58	248,924	2.58

There were no options granted during the three or six month periods ended June 30, 2022 or 2021.

Share-based compensation expense applicable to the Company’s share-based compensation plans for stock options was $3 thousand and $10 thousand for the three and six months ended June 30, 2021, respectively. The Company did not record any share-based compensation expense applicable to the Company’s share-based compensation plans for stock options during the three or six months ended June 30, 2022.

The Company does not have any unrecognized share-based compensation expense related to nonvested options as of June 30, 2022.

The table below provides a summary of the restricted stock awards granted under the 2015 plan for the six months ended June 30, 2022.

	June 30, 2022
		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at January 1, 2022	75,826	$17.25
Granted	500	22.10
Vested	(16,290)	17.01
Forfeited	(1,500)	16.45
Nonvested at June 30, 2022	58,536	17.38

Compensation expense for restricted stock grants is recognized over the vesting period of the awards based on the fair value of the Company’s voting common stock at issue date. The fair value of the stock was determined using the closing stock price on the day of grant. The restricted stock grants vest over two to five years. The Company awarded 7,946 restricted stock grants during the six months ended June 30, 2021.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $130 thousand and $125 thousand for the three months ended June 30, 2022 and June 30, 2021, respectively. The total fair value of the shares, which vested during the three months ended June 30, 2022 and 2021, was $65 thousand and $149 thousand, respectively.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $269 thousand and $267 thousand for the six months ended June 30, 2022 and June 30, 2021, respectively. The total fair value of the shares, which vested during the six months ended June 30, 2022 and 2021, was $371 thousand and $353 thousand, respectively.

Unrecognized share-based compensation expense related to nonvested restricted stock grants amounted to $761 thousand as of June 30, 2022. This amount is expected to be recognized over a weighted-average period of 1.5 years.

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

The Bank is subject to capital adequacy standards adopted by the Federal Reserve, including the capital rules that implemented the Basel III regulatory capital reforms developed by the Basel Committee on Banking Supervision. Failure to meet minimum capital requirements can initiate certain mandatory – possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that the Bank met all capital adequacy requirements to which it was subject as of June 30, 2022 and December 31, 2021.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, common equity Tier 1 to risk-weighted assets, and Tier 1 capital to average assets.

In addition to the minimum regulatory capital required for capital adequacy purposes, the Bank is required to maintain a minimum capital conservation buffer above those minimums in the form of common equity. The capital conservation buffer, which was phased in ratably over a four year period beginning January 1, 2016, is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. The capital conservation buffer was 2.5% at June 30, 2022, and is applicable for the common equity Tier 1, Tier 1, and total capital ratios. The Bank’s institution specific capital conservation buffer above the required minimums was 7.1% at June 30, 2022.

As of June 30, 2022, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institution must maintain minimum total risk-based, common equity Tier 1, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The table below provides a summary of the Company’s capital ratios as of June 30, 2022 and December 31, 2021.

					Minimum To Be Well Capitalized
	Actual		Minimum Capital Requirement(1)		Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022
Total capital (to risk weighted assets)	$265,874	15.1%	$184,570	10.5%	$175,781	10.0%
Tier 1 capital (to risk weighted assets)	245,489	14.0%	149,413	8.5%	140,624	8.0%
Common equity tier 1 capital (to risk weighted assets)	245,489	14.0%	123,046	7.0%	114,257	6.5%
Tier 1 capital (to average assets)	245,489	11.0%	89,506	4.0%	111,882	5.0%

As of December 31, 2021
Total capital (to risk weighted assets)	$252,843	15.3%	$173,923	10.5%	$165,641	10.0%
Tier 1 capital (to risk weighted assets)	232,458	14.0%	140,795	8.5%	132,513	8.0%
Common equity tier 1 capital (to risk weighted assets)	232,458	14.0%	115,948	7.0%	107,666	6.5%
Tier 1 capital (to average assets)	232,458	11.0%	84,799	4.0%	105,999	5.0%

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

The following table shows the components of non-interest income for the three and six months ended June 30, 2022 and June 30, 2021.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Service charges on deposit accounts (1)
Overdrawn account fees	$22	$16	$41	$31
Account service fees	62	44	120	87
Other service charges and fees (1)
Interchange income	105	94	198	178
Other charges and fees	52	22	96	42
Bank owned life insurance	95	100	190	207
Gains on securities	—	—	—	10
Net gains (losses) on premises and equipment (1)	—	—	(1)	—
Insurance commissions (1)	44	22	265	177
Other operating income (loss) (2)	(271)	119	(386)	149
Total non-interest income	$109	$417	$523	$881
(1)	Income within the scope of ASC 606 – Revenue Recognition.
(2)

Includes other operating income (loss) within the scope of ASC 606 – Revenue Recognition amounting to $2 thousand and $6 thousand and a loss of $(273) thousand and $(391) thousand related to the fair value adjustment on equity securities carried at fair value for the three and six months ended June 30, 2022, respectively, which is outside the scope of ASC 606. These securities consist of mutual funds held in a trust and were obtained for the purpose of economically hedging changes in the Company’s nonqualified deferred compensation liability. Includes other operating income (loss) within the scope of ASC 606 – Revenue

Recognition amounting to $53 thousand and $51 thousand and a fair value adjustment gain of $66 thousand and $99 thousand outside the scope of ASC 606 for the three and six months ended June 30, 2021, respectively.

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

Net gains (losses) on premises and equipment

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

Note 13— Other Operating Expenses

The following table shows the components of other operating expenses for the three and six months ended June 30, 2022 and June 30, 2021.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Advertising expense	$61	$110	$100	$210
Data processing	490	344	928	751
FDIC insurance	140	263	270	487
Professional fees	297	661	571	898
State franchise tax	523	462	1,047	926
Director costs	203	202	415	390
Other operating expenses	489	453	813	908
Total other operating expenses	$2,203	$2,495	$4,144	$4,570

Note 14— Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax for the six months ended June 30, 2022 and June 30, 2021.

	June 30, 2022
		Unrealized Gains on
		Securities Transferred from
	Unrealized Gain (Loss) on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Income (Loss)
Beginning balance, January 1, 2022	$(789)	$389	$(400)
Net change during the period	(16,449)	(79)	(16,528)
Ending balance, June 30, 2022	$(17,238)	$310	$(16,928)

	June 30, 2021
		Unrealized Gains on
		Securities Transferred from
	Unrealized Gain (Loss) on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Income (Loss)
Beginning balance, January 1, 2021	$3,786	$—	$3,786
Net change during the period	(2,442)	—	(2,442)
Ending balance, June 30, 2021	$1,344	$—	$1,344

The Company did not have any items reclassified out of accumulated other comprehensive income (loss) to net income during the six months ended June 30, 2022 or the three months ended June 30, 2021. Items reclassified out of accumulated other comprehensive income (loss) to net income during the six months ended June 30, 2021 consisted of a net gain on the call of a security classified as available-for-sale. The gain on this transaction totaled $10 thousand and their related tax was $2 thousand. Gains are included in the “Gains on securities” line item and the related tax is presented in the “Income tax expense” line item in the Consolidated Statements of Income.

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

As of June 30, 2022, the Company had total consolidated assets of $2.32 billion, total loans net of unearned income of $1.69 billion, total deposits of $2.04 billion and total shareholders’ equity of $207.5 million.

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

Selected Financial Data

The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of June 30, 2022 and 2021 and the selected income statement data for the three and six months ended June 30, 2022 and 2021 have been derived from our consolidated financial statements.

	As of or for the Three Months Ended		As of or for the Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Balance Sheet Data:
Loans, net of unearned income	$1,692,652	$1,567,112	$1,692,652	$1,567,112
Allowance for loan losses	(20,031)	(19,381)	(20,031)	(19,381)
Total assets	2,316,374	2,065,895	2,316,374	2,065,895
Deposits	2,043,741	1,815,032	2,043,741	1,815,032
Shareholders’ equity	207,530	195,246	207,530	195,246
Asset Quality Data:
Net (charge-offs) recoveries to average total loans, net of unearned income (annualized)	0.00%	0.02%	0.00%	0.01%
Allowance for loan losses to nonperforming loans	NM	NM	NM	NM
Allowance for loan losses to total gross loans net of unearned income(1)	1.18%	1.24%	1.18%	1.24%
Non-performing assets to total assets	0.00%	0.00%	0.00%	0.00%
Non-performing loans to total loans	0.00%	0.00%	0.00%	0.00%
Capital Ratios:
Total risk-based capital ratio (Bank level)	15.1%	15.0%	15.1%	15.0%
Tier 1 risk-based capital ratio (Bank level)	14.0%	13.8%	14.0%	13.8%
Leverage ratio (Bank level)	11.0%	10.7%	11.0%	10.7%
Common equity tier 1 ratio (Bank level)	14.0%	13.8%	14.0%	13.8%
Equity-to-total assets ratio	9.0%	9.5%	9.0%	9.5%
Income Statement Data:
Interest and dividend income	$19,555	$18,627	$39,300	$37,374
Interest expense	2,247	2,136	4,076	4,601
Net interest income	$17,308	$16,491	$35,224	$32,773
Provision for loan losses	—	90	—	2,455
Non-interest income	109	417	523	881
Non-interest expense	7,681	9,067	16,467	16,960
Income before taxes	$9,736	$7,751	$19,280	$14,239
Income tax expense	1,854	1,672	3,724	3,086
Net income	$7,882	$6,079	$15,556	$11,153
Per Share Data and Shares Outstanding:
Weighted average common shares (basic)	13,932,256	13,572,779	13,858,057	13,565,320
Weighted average common shares (diluted)	14,085,160	13,868,147	14,042,205	13,852,936
Common shares outstanding	14,026,589	13,639,173	14,026,589	13,639,173
Earnings per share, basic	$0.56	$0.45	$1.11	$0.82
Earnings per share, diluted	$0.56	$0.44	$1.10	$0.80
Book value	$14.80	$14.32	$14.80	$14.32
Performance Ratios:
Return on average assets ("ROAA")(2)	1.41%	1.20%	1.41%	1.13%
Return on average equity ("ROAE")(3)	15.28%	12.64%	15.02%	11.78%
Net interest margin(4)	3.16%	3.32%	3.25%	3.38%
Efficiency ratio	44.1%	53.6%	46.1%	50.4%

NM – Not meaningful

(1)	Excluding PPP loan balances, the allowance for loan losses as a percentage of gross loans, net of unearned income was 1.18% and 1.30% at June 30, 2022 and June 30, 2021, respectively.
(2)	ROAA is calculated by dividing year-to-date net income annualized by year-to-date average assets.
(3)	ROAE is calculated by dividing year-to-date net income annualized by year-to-date average equity.
(4)	Net interest margin for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

Results of Operations – Six Months Ended June 30, 2022 and June 30, 2021

Overview

Net income for the six months ended June 30, 2022 increased $4.4 million or 39.5% to $15.6 million compared to $11.2 million for the six months ended June 30, 2021. Diluted earnings per share increased $0.30 or 37.5% to $1.10 for the six months ended June 30, 2022, compared to diluted earnings per share of $0.80 for the six months ended June 30, 2021.

Net interest income for the six months ended June 30, 2022 increased $2.5 million or 7.5% compared to the six months ended June 30, 2021.  Balance sheet growth, improved funding composition, and downward repricing of our funding base resulted in an increase in net interest income of 7.5% for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021.

The Company did not record a provision for loan losses for the six months ended June 30, 2022, compared to a $2.5 million provision for the six months ended June 30, 2021. The decrease in the provision for loan losses as compared to the same period in 2021 primarily reflects changes in the Company’s evaluation of environmental factors impacting the Company’s loan portfolio during 2022. During 2021, the environmental or qualitative factor allocations within the allowance for loan losses were adjusted to account for the risks to certain industry subgroups and portfolio segments within our portfolio as a result of the continuing COVID-19 pandemic. The decrease in the provision for loan losses primarily reflects an estimated decrease in uncertainty as it relates to the estimated impact of the COVID-19 pandemic on the Company’s loan portfolio and the broader economy, as well as improvement in risk ratings within the portfolio, offset only in part by the Company’s consideration of other economic factors, such as inflation. Additional discussion of the provision for loan losses is included below under the heading Provision Expense and Allowance for Loan Losses.

Non-interest income decreased $358 thousand or 40.6% during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease in non-interest income was primarily due to mark-to-market adjustments of $(490) thousand resulting from a reduction in value of investments related to the Company’s nonqualified deferred compensation plan. Additionally, during the six months ended June 30, 2021, the Company realized a $10 thousand gain on the call of a security. Excluding the impacts of the mark-to-market adjustments and gain on call, non-interest income increased $142 thousand or 18.4% primarily due to increases in insurance commissions, service charges and fees on deposit accounts, and interchange and other fee income.

Non-interest expense decreased $493 thousand or 2.9% during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease in non-interest expense was primarily due to non-recurring legal and professional fees incurred in 2021 and decreases in FDIC insurance fees due to lower insurance premiums. These decreases were partially offset by an increase in state franchise taxes as a result of an increase in the Bank’s equity year-over-year.

The ROAA for the six months ended June 30, 2022 and 2021 was 1.41% and 1.13%, respectively. The ROAE for the six months ended June 30, 2022 and 2021 was 15.02% and 11.78%, respectively.

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

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the six months ended June 30, 2022 and 2021.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

	June 30, 2022			June 30, 2021
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$407,341	$3,397	1.68%	$213,585	$1,892	1.79%
Tax-exempt(1)	5,004	76	3.06%	5,052	77	3.07%
Total securities	$412,345	$3,473	1.70%	$218,637	$1,969	1.82%
Loans, net of unearned income(2):
Taxable	1,611,916	35,209	4.40%	1,570,969	35,001	4.49%
Tax-exempt(1)	19,367	391	4.07%	18,090	427	4.76%
Total loans, net of unearned income	$1,631,283	$35,600	4.40%	$1,589,059	$35,428	4.50%
Interest-bearing deposits in other banks	$150,734	$325	0.43%	$152,203	$83	0.11%
Total interest-earning assets	$2,194,362	$39,398	3.62%	$1,959,899	$37,480	3.86%
Total non-interest earning assets	33,830			31,029
Total assets	$2,228,192			$1,990,928
Liabilities & Shareholders’ Equity:
Interest-bearing deposits
NOW accounts	$323,546	$424	0.26%	$244,952	$392	0.32%
Money market accounts	395,532	789	0.40%	336,528	630	0.38%
Savings accounts	111,312	177	0.32%	71,307	135	0.38%
Time deposits	635,359	1,631	0.52%	670,014	2,638	0.79%
Total interest-bearing deposits	$1,465,749	$3,021	0.42%	$1,322,801	$3,795	0.58%
Subordinated debt	27,007	1,013	7.56%	24,690	743	6.07%
Other borrowed funds	12,453	42	0.68%	18,757	63	0.68%
Total interest-bearing liabilities	$1,505,209	$4,076	0.55%	$1,366,248	$4,601	0.68%
Demand deposits	497,899			421,349
Other liabilities	16,161			12,364
Total liabilities	$2,019,269			$1,799,961
Shareholders’ equity	$208,923			$190,967
Total liabilities and shareholders’ equity	$2,228,192			$1,990,928
Net interest spread			3.07%			3.18%
Net interest income and margin		$35,322	3.25%		$32,879	3.38%
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)	The Company did not have any loans on non-accrual as of June 30, 2022 or June 30, 2021.

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

Tax-Equivalent Net Interest Income

	Six months ended
	June 30,
(Dollars in thousands)	2022	2021
GAAP Financial Measurements:
Interest Income - Loans	$35,518	$35,338
Interest Income - Securities and Other Interest-Earning Assets	3,782	2,036
Interest Expense - Deposits	3,021	3,795
Interest Expense - Borrowings	1,055	806
Total Net Interest Income	$35,224	$32,773

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	82	90
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	16	16
Total Tax Benefit on Tax-Exempt Interest Income (1)	$98	$106
Tax-Equivalent Net Interest Income	$35,322	$32,879
(1)	Tax benefit was calculated using the federal statutory tax rate of 21%.

Net interest income increased $2.4 million or 7.4% on a fully tax-equivalent basis for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase in net interest income was driven by an increase in the average balance of interest-earning assets coupled with a decrease in cost of interest-bearing liabilities year-over-year.

On a fully tax-equivalent basis, the net interest margin was 3.25% for the six months ended June 30, 2022, compared to 3.38% for the six months ended June 30, 2021. The decline in net interest margin was primarily due to a lower yield on fixed rate investments and lower yields on the Company’s loan portfolio. The decrease was partially offset by a decrease in cost of interest-bearing liabilities of 0.13% from 0.68% for the six months ended June 30, 2021 to 0.55% for the six months ended June 30, 2022. The decrease in interest-bearing liabilities was primarily due to a 0.16% reduction in the cost of interest-bearing deposits as a result of the repricing of the Company’s time deposits, partially offset by the accelerated amortization of $208 thousand in deferred issuance costs associated with our 2017 notes and incremental interest expense of $62 thousand associated with our 5.25% fixed-to-floating rate subordinated note (“2022 note”) issued in June 2022 that was recognized during the six months ended June 30, 2022. On July 15, 2022, the Company used the proceeds from the 2022 note issuance to redeem the 2017 notes.

Excluding the interest expense and average balance impacts of the accelerated amortization on our 2017 notes and the interest expense on our 2022 note, the tax-equivalent net interest margin was 3.27% for the six months ended June 30, 2022 compared to 3.25% and the cost of interest-bearing liabilities was 0.51% for the six months ended June 30, 2022 compared to 0.55%.

The loan portfolio’s yield for the six months ended June 30, 2022 was 4.40% compared to 4.50% for the six months ended June 30, 2021. The decrease was primarily attributable to a higher weighted average yield on loans originated before June 30, 2021 compared to loans originated subsequent to June 30, 2021.

The investment securities portfolio’s yield for the six months ended June 30, 2022 was 1.70% compared to 1.82% for the six months ended June 30, 2021. The decrease of 0.12% was primarily due to lower yields on investment securities purchased during the second half of 2021.

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

Rate/Volume Analysis

	For the Six Months Ended June 30,
	2022 and 2021
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$1,626	$(121)	$1,505
Tax-exempt(1)	(1)	—	(1)
Total securities	$1,625	$(121)	$1,504
Loans, net of unearned income:
Taxable	886	(678)	208
Tax-exempt(1)	26	(62)	(36)
Total loans, net of unearned income(2)	$912	$(740)	$172
Interest-bearing deposits in other banks	$(4)	$246	$242
Total interest-earning assets	$2,533	$(615)	$1,918
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$106	$(74)	$32
Money market accounts	88	71	159
Savings accounts	63	(21)	42
Time deposits	(124)	(883)	(1,007)
Total interest-bearing deposits	$133	$(907)	$(774)
Federal funds purchased	—	—	—
Subordinated debt	87	183	270
Other borrowed funds	(21)	—	(21)
Total interest-bearing liabilities	$199	$(724)	$(525)
Change in net interest income	$2,334	$109	$2,443
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

(2)The Company did not have any loans on non-accrual as of June 30, 2022 or June 30, 2021.

Interest Income

Interest income increased by $1.9 million or 5.1% to $39.4 million on a fully tax-equivalent basis for the six months ended June 30, 2022 compared to $37.5 million for the six months ended June 30, 2021, primarily due to an increase in volume in average earning assets, and in particular an increase in volume in the loans portfolio and investment securities.

The increase in interest income as a result of volume in the loan portfolio was primarily due to higher origination volume in the commercial real estate and residential real estate portfolios subsequent to June 30, 2021.

In addition to the increase in interest earned on loans, fully tax-equivalent interest income also increased by approximately $1.5 million as a result of volume growth in investment securities. Average investment securities increased approximately $193.7 million between the six months ended June 30, 2022 and 2021. The increase in investment securities was funded primarily by PPP loan payoffs and deposit growth.

Interest Expense

Interest expense decreased by $525 thousand or 11.4% to $4.1 million for the six months ended June 30, 2022 compared to $4.6 million for the six months ended June 30, 2021, primarily due to the repricing of existing certificates of deposit and the decline in rates offered on savings deposits. Our overall cost of interest-bearing deposits was 0.42% for the six months ended June 30, 2022 compared to 0.58%

for the six months ended June 30, 2021 as the decrease in cost of average interest-bearing deposits offset the growth in average interest-bearing demand deposits. Average non-interest bearing demand deposits of $497.9 million for the six months ended June 30, 2022 represented 25.3% of total average deposits compared to $421.3 million for the six months ended June 30, 2021 or 24.2% of total average deposits, further contributing to the decrease in our total cost of funds as a result of changes in our overall funding composition. Our ability to manage the cost of our deposit funding is partially dependent on our ability to continue to attract non-interest-bearing demand deposits as part of a business banking relationship with our customers.

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

The Company did not record a provision for loan losses for the six months ended June 30, 2022, compared to $2.5 million for the same period of 2021. The decrease in the provision for loan losses as compared to the same period in 2021 primarily reflects changes in the Company’s evaluation of environmental factors impacting the Company’s loan portfolio during 2022. During 2021, the environmental or qualitative factor allocations within the allowance for loan losses were adjusted to account for the risks to certain industry subgroups and portfolio segments within our portfolio as a result of the continuing COVID-19 pandemic. The decrease in the provision for loan losses primarily reflects an estimated decrease in uncertainty as it relates to the estimated impact of the COVID-19 pandemic on the Company’s loan portfolio and the broader economy, as well as improvement in risk ratings within the portfolio, offset only in part by the Company’s consideration of other economic factors, such as inflation. The allowance for loan losses was $20.0 million as of June 30, 2022 and December 31, 2021. The allowance for loan losses as a percent of total gross loans net of unearned income as of June 30, 2022 and December 31, 2021 was 1.18% and 1.20%, respectively. The Company does not maintain an allowance on PPP loan balances, as they are 100% guaranteed by the SBA. Excluding PPP loan balances, the allowance for loan losses as a percentage of gross loans, net of unearned income was 1.18% and 1.25% at June 30, 2022 and December 31, 2021, respectively.

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

The following table summarizes non-interest income for the six months ended June 30, 2022 and June 30, 2021.

	Six months ended
	June 30,
(Dollars in thousands)	2022	2021
Service charges on deposit accounts
Overdrawn account fees	$41	$31
Account service fees	120	87
Other service charges and fees
Interchange income	198	178
Other charges and fees	96	42
Bank owned life insurance	190	207
Gains on securities	—	10
Net losses on premises and equipment	(1)	—
Insurance commissions	265	177
Other operating income (loss)	(386)	149
Total non-interest income	$523	$881

Non-interest income decreased $358 thousand or 40.6% during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease in non-interest income was primarily due to the year-over-year change in mark-to-market adjustments of $(490) thousand resulting from a reduction in value of investments related to the Company’s nonqualified deferred compensation plan. Additionally, during the six months ended June 30, 2021, the Company realized a $10 thousand gain on the call of a security. Excluding the impacts of the mark-to-market adjustments and gain on call, non-interest income increased $142 thousand or 18.4% primarily due to increases in insurance commissions, service charges and fees on deposit accounts, and interchange and other fee income.

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

The following table summarizes non-interest expense for the the six months ended June 30, 2022 and June 30, 2021.

	Six months ended
	June 30,
(Dollars in thousands)	2022	2021
Salaries and employee benefits expense	$10,682	$10,669
Occupancy expense of premises	975	1,021
Furniture and equipment expenses	666	700
Advertising expense	100	210
Data processing	928	751
FDIC insurance	270	487
Professional fees	571	898
State franchise tax	1,047	926
Bank insurance	90	85
Vendor services	301	293
Supplies, printing, and postage	61	94
Director costs	415	390
Other operating expenses	361	436
Total non-interest expense	$16,467	$16,960

Non-interest expense for the six months ended June 30, 2022 decreased $493 thousand or 2.9% to $16.5 million compared to $17.0 million for the six months ended June 30, 2021 primarily due to a decrease in professional fees of $327 thousand, a decrease in FDIC insurance fees of $217 thousand and a decrease in advertising expense of $110. These decreases were partially offset by an increase in data processing expense of $177 thousand and state franchise taxes of $121 thousand.

The decrease in professional fees was primarily due to non-recurring legal and professional fees incurred in 2021. The decrease in FDIC insurance fees was primarily due to lower insurance premiums. The decrease in advertising expenses was primarily due to lower marketing vendor related expenses during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

The increase in data processing fees was primarily due to new investments in technology solutions to support our operations. The increase in state franchise taxes was due to an increase in the Bank’s equity as that is the basis the Commonwealth of Virginia uses to assess taxes on banking institutions.

Income Taxes

Income tax expense increased $638 thousand or 20.7% to $3.7 million for the six months ended June 30, 2022 compared to $3.1 million for the six months ended June 30, 2021. Our effective tax rate for the six months ended June 30, 2022 was 19.3%, compared to 21.7% for the same period ended June 30, 2021. The decrease in our effective tax rate was primarily due to tax benefits realized in connection with the exercise of certain nonqualified stock options during the six months ended June 30, 2022.

Results of Operations – Three Months Ended June 30, 2022 and June 30, 2021

Overview

Net income increased $1.8 million or 29.7% to $7.9 million for the three months ended June 30, 2022, compared to net income of $6.1 million for the three months ended June 30, 2021. Diluted earnings per share increased $0.12 or 27.3% to $0.56 for the three months ended June 30, 2022, compared to diluted earnings per share of $0.44 for the three months ended June 30, 2021.

Net interest income increased $817 thousand to $17.3 million for the three months ended June 30, 2022, compared to $16.5 million for the three months ended June 30, 2021. Balance sheet growth, improved funding composition, and downward repricing of our funding base resulted in an increase in net interest income of 5.0% for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021.

The Company did not record a provision for loan losses for the three months ended June 30, 2022, compared to $90 thousand for the same period of 2021. Additional discussion of the provision for loan losses is included below under the heading Provision Expense.

Non-interest income for the three months ended June 30, 2022 decreased $308 thousand or 73.9% to $109 thousand compared to $417 thousand for the three months ended June 30, 2021 The decrease in non-interest income was primarily due to mark-to-market adjustments of $(339) thousand resulting from a reduction in value of investments related to the Company’s nonqualified deferred compensation plan. Excluding the impact of the mark-to-market adjustments, non-interest income increased $31 thousand or 8.9% primarily due to increases in service charges and fees on deposit accounts, interchange and other fee income, and insurance commissions.

Non-interest expense for the three months ended June 30, 2022 decreased $1.4 million or 15.3% to $7.7 million compared to $9.1 million for the three months ended June 30, 2021. The decrease in non-interest expense was primarily due to a decrease in salaries and employee benefits of $1.0 million or 18.0% driven primarily by a decrease in incentive compensation accruals as well as lower employee benefit expenses and favorable changes in the Company’s nonqualified deferred compensation obligations. Incentive compensation accruals can fluctuate materially from quarter to quarter, based upon the Company’s financial performance and conditions measured against, among other evaluation criteria, our strategic plan and budget. At the end of each year, the ultimate determination of the incentive compensation is approved by the Board of Directors. During the three months ended March 31, 2022, incentive compensation accruals were closely aligned with that of the practical culmination of our PPP lending initiative.

The ROAA for the three months ended June 30, 2022 and 2021 was 1.41% and 1.20%, respectively. The ROAE for the three months ended June 30, 2022 and 2021 was 15.28% and 12.64%, respectively.

Net Interest Income and Net Interest Margin

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the three months ended June 30, 2022 and 2021.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

	June 30, 2022			June 30, 2021
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$442,686	$1,957	1.77%	$251,654	$1,059	1.69%
Tax-exempt(1)	5,002	38	3.05%	5,017	38	3.04%
Total securities	$447,688	$1,995	1.79%	$256,671	$1,097	1.71%
Loans, net of unearned income(2):
Taxable	1,622,666	17,180	4.25%	1,577,125	17,295	4.40%
Tax-exempt(1)	19,248	195	4.06%	25,000	259	4.16%
Total loans, net of unearned income	$1,641,914	$17,375	4.24%	$1,602,125	$17,554	4.39%
Interest-bearing deposits in other banks	$115,107	$234	0.82%	$137,759	$39	0.11%
Total interest-earning assets	$2,204,709	$19,604	3.57%	$1,996,555	$18,690	3.75%
Total non-interest earning assets	35,410			30,809
Total assets	$2,240,119			$2,027,364
Liabilities & Shareholders’ Equity:
Interest-bearing deposits
NOW accounts	$322,255	$222	0.28%	$250,845	$194	0.31%
Money market accounts	398,641	439	0.44%	337,752	314	0.37%
Savings accounts	114,216	89	0.31%	75,321	70	0.37%
Time deposits	633,273	948	0.60%	674,969	1,157	0.69%
Total interest-bearing deposits	$1,468,385	$1,698	0.46%	$1,338,887	$1,735	0.52%
Subordinated debt	29,222	537	7.37%	24,696	371	6.03%
Other borrowed funds	6,967	12	0.69%	18,000	30	0.67%
Total interest-bearing liabilities	$1,504,574	$2,247	0.60%	$1,381,583	$2,136	0.62%
Demand deposits	511,846			439,356
Other liabilities	16,732			13,507
Total liabilities	$2,033,152			$1,834,446
Shareholders’ equity	$206,967			$192,918
Total liabilities and shareholders’ equity	$2,240,119			$2,027,364
Net interest spread			2.97%			3.13%
Net interest income and margin		$17,357	3.16%		$16,554	3.32%
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)	The Company did not have any loans on non-accrual as of June 30, 2022 or June 30, 2021.

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

Tax-Equivalent Net Interest Income

	Three months ended
	June 30,
(Dollars in thousands)	2022	2021
GAAP Financial Measurements:
Interest Income - Loans	$17,334	$17,499
Interest Income - Securities and Other Interest-Earning Assets	2,221	1,128
Interest Expense - Deposits	1,698	1,735
Interest Expense - Borrowings	549	401
Total Net Interest Income	$17,308	$16,491

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	41	55
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	8	8
Total Tax Benefit on Tax-Exempt Interest Income (1)	$49	$63
Tax-Equivalent Net Interest Income	$17,357	$16,554
(1)	Tax benefit was calculated using the federal statutory tax rate of 21%.

Net interest income increased $803 thousand or 4.9% on a fully tax-equivalent basis for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase in net interest income was driven by an increase in the average balance of interest-earning assets coupled with a decrease in cost of interest-bearing liabilities year-over-year.

On a fully tax-equivalent basis, the net interest margin was 3.16% for the three months ended June 30, 2022, compared to 3.32% for the three months ended June 30, 2021. The decline in net interest margin was primarily due to lower yields on on the Company’s loan portfolio. The decrease was partially offset by a decrease in cost of interest-bearing liabilities of 0.02% from 0.62% for the three months ended June 30, 2021 to 0.60% for the three months ended June 30, 2022. The decrease in interest-bearing liabilities was primarily due to a 0.06% reduction in the cost of interest-bearing deposits as a result of the repricing of the Company’s time deposits, partially offset by the accelerated amortization of $104 thousand in deferred issuance costs associated with our 2017 notes and incremental interest expense of $62 thousand associated with our 2022 note recognized during the three months ended June 30, 2022.

Excluding the interest expense and average balance impacts of the accelerated amortization on our 2017 notes and the interest expense on our 2022 note, the tax-equivalent net interest margin was 3.19% for the three months ended June 30, 2022 compared to 3.16% and the cost of interest-bearing liabilities decreased was 0.56% for the three months ended June 30, 2022 compared to 0.60%.

The loan portfolio’s yield for the three months ended June 30, 2022 was 4.24% compared to 4.39% for the three months ended June 30, 2021. The decrease was primarily attributable to a decrease in yield on the Company’s commercial real estate portfolio due to lower yields on newly originated loans subsequent to June 30, 2021 when compared to yields on outstanding loans as of June 30, 2021.

The investment securities portfolio’s yield for the three months ended June 30, 2022 was 1.79% compared to 1.71% for the three months ended June 30, 2021. The increase of 0.08% was primarily due to higher yields on investment securities purchased during the second quarter of 2022 when compared to the yields on securities owned as of June 30, 2021.

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

Rate/Volume Analysis

	For the Three Months Ended June 30,
	2022 and 2021
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$848	$50	$898
Tax-exempt(1)	—	—	—
Total securities	$848	$50	$898
Loans, net of unearned income:
Taxable	482	(597)	(115)
Tax-exempt(1)	(59)	(5)	(64)
Total loans, net of unearned income(2)	$423	$(602)	$(179)
Interest-bearing deposits in other banks	$(41)	$236	$195
Total interest-earning assets	$1,230	$(316)	$914
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$50	$(22)	$28
Money market accounts	52	73	125
Savings accounts	30	(11)	19
Time deposits	(76)	(133)	(209)
Total interest-bearing deposits	$56	$(93)	$(37)
Federal funds purchased	—	—	—
Subordinated debt	83	83	166
Other borrowed funds	(18)	—	(18)
Total interest-bearing liabilities	$121	$(10)	$111
Change in net interest income	$1,109	$(306)	$803
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

(2)The Company did not have any loans on non-accrual as of June 30, 2022 or June 30, 2021.

Interest Income

Interest income increased by $914 thousand or 4.9% to $19.6 million on a fully tax-equivalent basis for the three months ended June 30, 2022 compared to $18.7 million for the three months ended June 30, 2021, primarily due to an increase in volume in average earning assets, and in particular an increase in volume in investment securities, coupled with an increase in rates on investment securities and interest-bearing deposits in other banks.

Fully tax-equivalent interest income on securities increased by approximately $898 thousand as a result of volume growth and rate increases in investment securities. Average investment securities increased approximately $191.0 million between the three months ended June 30, 2022 and 2021. The increase in investment securities was funded primarily by PPP loan payoffs and deposit growth.

The increase in rates on investment securities and interest-bearing deposits in other banks was primarily attributable to an increase in benchmark interest rates market throughout the first half of 2022.

The increase interest income was partially offset by a decrease in interest income on the loans portfolio as a result of a decrease in rates. The decrease was primarily due to lower yields on newly originated loans subsequent to June 30, 2021 within the Company’s commercial real estate portfolio when compared to yields on outstanding loans as of June 30, 2021.

Interest Expense

Interest expense increased by $111 thousand or 5.2% to $2.2 million for the three months ended June 30, 2022 compared to $2.1 million for the three months ended June 30, 2021, primarily due to the accelerated amortization of $104 thousand in deferred issuance costs associated with our 2017 notes and incremental interest expense of $62 thousand associated with our 2022 note recognized during the three months ended June 30, 2022. Excluding the impacts of the accelerated amortization with our 2017 notes and incremental interest expense on our 2022 note, interest expense decreased $55 thousand or 2.6%, primarily due to a decrease in the cost of deposits. Our overall cost of interest-bearing deposits was 0.46% for the three months ended June 30, 2022 compared to 0.52% for the three months ended June 30, 2021, as the decrease in cost of average interest-bearing deposits offset the growth in average interest-bearing demand deposits. Average non-interest bearing demand deposits of $511.8 million at June 30, 2022 represented 25.8% of total average deposits compared to $439.4 million at June 30, 2021 or 24.7% of total average deposits, further contributing to the decrease in our total cost of funds as a result of changes in our overall funding composition. Our ability to manage the cost of our deposit funding is partially dependent on our ability to continue to attract non-interest-bearing demand deposits as part of a business banking relationship with our customers.

Provision Expense

The Company did not record a provision for loan losses for the three months ended June 30, 2022, compared to $90 thousand for the same period of 2021. The provision recorded during the second quarter of 2021 related to a charge-off for a loan that the Bank sold as part of a portfolio management strategy.

See “Asset Quality” section below for additional information on the credit quality of the loan portfolio.

Non-interest Income

The following table summarizes non-interest income for the three months ended June 30, 2022 and June 30, 2021.

	Three months ended
	June 30,
(Dollars in thousands)	2022	2021
Service charges on deposit accounts
Overdrawn account fees	$22	$16
Account service fees	62	44
Other service charges and fees
Interchange income	105	94
Other charges and fees	52	22
Bank owned life insurance	95	100
Insurance commissions	44	22
Other operating income (loss)	(271)	119
Total non-interest income	$109	$417

Non-interest income for the three months ended June 30, 2022 decreased $308 thousand or 73.9% to $109 thousand compared to $417 thousand for the three months ended June 30, 2021. The decrease in non-interest income was primarily due to the year-over-year change in mark-to-market adjustments of $(339) thousand resulting from a reduction in value of investments related to the Company’s nonqualified deferred compensation plan. Excluding the impact of the mark-to-market adjustments, non-interest income increased $31 thousand or 8.9% primarily due to increases in service charges and fees on deposit accounts, interchange and other fee income, and insurance commissions.

Non-interest Expense

The following table summarizes non-interest expense for the three months ended June 30, 2022 and June 30, 2021.

	Three months ended
	June 30,
(Dollars in thousands)	2022	2021
Salaries and employee benefits expense	$4,655	$5,680
Occupancy expense of premises	482	514
Furniture and equipment expenses	341	378
Advertising expense	61	110
Data processing	490	344
FDIC insurance	140	263
Professional fees	297	661
State franchise tax	523	462
Bank insurance	45	42
Vendor services	149	148
Supplies, printing, and postage	40	42
Director costs	203	202
Other operating expenses	255	221
Total non-interest expense	$7,681	$9,067

Non-interest expense for the three months ended June 30, 2022 decreased $1.4 million or 15.3% to $7.7 million compared to $9.1 million for the three months ended June 30, 2021 primarily as a result of decreases in salaries and employee benefit expenses of $1.0 million, professional fees of $364 thousand, and FDIC insurance fees of $123 thousand. These increases were partially offset by increases in data processing fees of $146 thousand and state franchise taxes of $61 thousand.

The decrease in salaries and employee benefits was primarily related to a decrease in accrued incentive compensation tied to the Company’s performance as well as lower employee benefit expenses and favorable changes in the Company’s nonqualified deferred compensation obligations. Incentive compensation accruals can fluctuate from quarter to quarter, based upon the Company’s financial performance and conditions measured against, among other evaluation criteria, our strategic plan and budget. At the end of each year, the ultimate determination of the incentive compensation is approved by the Board of Directors. During the three months ended March 31, 2022, incentive compensation accruals were closely aligned with that of the practical culmination of our PPP lending initiative. The decrease in professional fees was primarily due to non-recurring legal and professional fees incurred in the second quarter of 2021. The decrease in FDIC insurance fees was primarily due to lower insurance premiums.

The increase in data processing fees was primarily due to investments in technology solutions to support our operations. The increase in state franchise taxes was due to an increase in the Bank’s equity as that is the basis the Commonwealth of Virginia uses to assess taxes on banking institutions.

Income Taxes

Income tax expense increased $182 thousand or 10.9% to $1.9 million for the three months ended June 30, 2022 compared to $1.7 million for the three months ended June 30, 2021. Our effective tax rate for the three months ended June 30, 2022 was 19.0%, compared to 21.6% for the same period ended June 30, 2021. The decrease in our effective tax rate was primarily due to tax benefits realized in connection with the exercise of certain nonqualified stock options in the current quarter.

Discussion and Analysis of Financial Condition

Assets, Liabilities, and Shareholders’ Equity

The Company’s total assets increased $167.1 million or 7.8% to $2.32 billion at June 30, 2022 compared to $2.15 billion at December 31, 2021. The increase in total assets was primarily due to an increase in the Company’s primarily fixed income investment portfolio of $122.6 million and an increase in loans, net of unearned income of $26.2 million.

The Company’s total liabilities increased $168.0 million or 8.7% to $2.11 billion at June 30, 2022 compared to $1.94 billion at December 31, 2021. The increase in total liabilities was primarily attributable to an increase in total deposits of $162.2 million as a result of growth in interest-bearning and non-interest bearing deposits, as well as an increase in subordinated debt of $24.8 million as a result of the 2022 note issuance. The increase in total liabilities was partially offset by an $18 million decrease in Federal Home Loan Bank (“FHLB”) advances as a result of the FHLB calling outstanding advances during the six months ended June 30, 2022.

The Company’s total shareholders’ equity decreased $940 thousand or 0.5% to $207.5 million at June 30, 2022 compared to $208.5 million at December 31, 2021. The decrease in total shareholders’ equity was primarily due to an increase in the net unrealized loss on the Company’s available-for-sale investement portfolio and the one-time special divided declared during the first quarter of 2022. The decrease was partially offset by an increase in retained earnings attributable to net income during the year and an increase in additional paid-in capital due to stock option exercises. Total common shares outstanding increased from 13,745,598, including 75,826 shares relating to unvested stock awards, at December 31, 2021, to 14,026,589, including 58,536 shares relating to unvested stock awards, at June 30, 2022.

Investment Securities

The Company maintains a primarily fixed income investment securities portfolio that had a total carrying value of $467.4 million at June 30, 2022 and $344.8 million at December 31, 2021. The investment portfolio is used as a source of liquidity, interest income, and credit risk diversification, as well as to manage rate sensitivity and provide collateral for secured public funds. Investment securities are classified as available-for-sale or held-to-maturity based on management’s investment strategy and management’s assessment of the intent and ability to hold the securities until maturity. Investment securities that we may sell prior to maturity in response to changes in management’s investment strategy, liquidity needs, interest rate risk profile or for other reasons are classified as available-for-sale. The Company also had restricted stock and equity securities within its investment securities portfolio with total carrying values of $4.4 million and $2.1 million, respectively, as of June 30, 2022 and $5.0 million and $1.9 million, respectively, as of December 31, 2021.

The Company purchased $174.4 million of investment securities during the six months ended June 30, 2022, which were comprised of $120.5 million of mortgage-backed securities, $32.3 million of U.S. Treasuries, $10.9 million of collateralized mortgage obligation securities, $8.7 million of U.S. government and federal agency securities, and $2.0 million of corporate bonds. The Company had $30.7 million in maturities, calls and principal repayments on securities during the six months ended June 30, 2022, which was comprised of $17.2 million of mortgage-backed securities, $7.7 million of collateralized mortgage obligation securities, and $5.8 million of U.S. government and federal agency securities.

The following table summarizes the amortized cost and fair value of the Company’s fixed income investment portfolio as of June 30, 2022 and December 31, 2021, respectively.

	June 30, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Held-to-maturity
U.S Treasuries	$6,001	$5,350	$6,000	$5,850
U.S. government and federal agencies	35,630	31,385	35,720	34,994
Collateralized mortgage obligations	22,930	19,910	25,606	25,072
Taxable municipal	6,081	5,071	6,089	5,895
Mortgage-backed	31,623	27,146	32,094	31,447
Total Held-to-maturity Securities	$102,265	$88,862	$105,509	$103,258
Available-for-sale
U.S Treasuries	$63,331	$60,463	$30,954	$30,543
U.S. government and federal agencies	37,685	35,076	34,803	34,537
Corporate bonds	3,000	2,868	1,000	1,031
Collateralized mortgage obligations	45,425	41,303	39,596	39,049
Tax-exempt municipal	5,000	4,595	5,007	5,262
Taxable municipal	1,650	1,635	1,653	1,685
Mortgage-backed	230,862	219,194	127,287	127,193
Total Available-for-sale Securities	$386,953	$365,134	$240,300	$239,300

In the prevailing rate environments as of June 30, 2022 and December 31, 2021, the Company’s investment portfolio had an estimated weighted average remaining life of approximately 4.8 years and 4.5 years, respectively.

The following table summarizes the maturity composition of our fixed income investment securities as of June 30, 2022, including the weighted average yield of each maturity band. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

	June 30, 2022
	Amortized	Fair	Weighted-Average
(Dollars in thousands)	Cost	Value	Yield
Held-to-maturity
Due in one year or less	$—	$—	—
Due after one year through five years	—	—	—
Due after five years through ten years	43,292	38,219	1.12%
Due after ten years	58,973	50,643	1.39%
Total Held-to-maturity Securities	$102,265	$88,862	1.28%
Available-for-sale
Due in one year or less	$1,062	$1,062	2.39%
Due after one year through five years	93,701	89,714	1.79%
Due after five years through ten years	154,748	148,717	2.09%
Due after ten years	137,442	125,641	1.74%
Total Available-for-sale Securities	$386,953	$365,134	1.89%

Loan Portfolio

Gross loans, net of unearned income, increased $26.2 million or 1.6% to $1.69 billion as of June 30, 2022 compared to $1.67 billion as of December 31, 2021. Excluding PPP loans, gross loans held for investment net of unearned income increased $93.5 million or 5.9% from December 31, 2021 to June 30, 2022. PPP loans held for investment net of unearned income totaled $216 thousand at June 30, 2022, a decrease from $67.7 million at December 31, 2021.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial	$1,083,194	64.10%	$968,442	58.15%
Construction and land development	189,644	11.22%	231,090	13.87%
Residential	368,370	21.80%	342,491	20.56%
Commercial - Non Real Estate:
Commercial loans(1)	47,878	2.84%	122,945	7.38%
Consumer - Non-Real Estate:
Consumer loans	651	0.04%	586	0.04%
Total Gross Loans	$1,689,737	100.00%	$1,665,554	100.00%
Allowance for loan losses	(20,031)		(20,032)
Net deferred loan costs	2,915		915
Total net loans	$1,672,621		$1,646,437
(1)	Includes gross PPP loans of $224 thousand and $69.6 million as of June 30, 2022 and December 31, 2021, respectively.

The following table summarizes the contractual maturities of the loans as of June 30, 2022 by loan type. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The table also summarizes the fixed and floating rate composition of loans held for investment for contractual maturities greater than one year.

	June 30, 2022
		After 1	After 5
		Year	years	Maturing
	Within 1	Within 5	Within 15	After 15
(Dollars in thousands)	Year	Years	Years	Years	Total
Real Estate Loans:
Residential	$7,241	$40,128	$38,137	$282,864	$368,370
Commercial	52,147	207,342	810,823	12,882	1,083,194
Construction and land development	130,278	45,158	11,136	3,072	189,644
Commercial - Non-Real Estate:	—	—	—	—
Commercial loans	14,811	23,609	7,305	2,153	47,878
Consumer - Non-Real Estate:
Consumer loans	204	426	—	21	651
Total Gross Loans	$204,681	$316,663	$867,401	$300,992	$1,689,737

For Maturities Over One Year:
Floating rate loans		$117,481	$300,211	$288,249	$705,941
Fixed rate loans		199,182	567,190	12,743	779,115
		$316,663	$867,401	$300,992	$1,485,056

Asset Quality

The Company maintains policies and procedures to promote sound underwriting and mitigate credit risk. The Chief Banking Officer in conjunction with the Chief Credit Officer are responsible for establishing credit risk policies and procedures, including underwriting and hold guidelines and credit approval authority, and monitoring credit exposure and performance of the Company’s lending-related transactions.

The Company’s asset quality remained strong through the second quarter of 2022. The Company did not have any nonperforming assets, which includes nonperforming loans and OREO, as of June 30, 2022 or December 31, 2021. As a result, the Company did not have any nonperforming loans, which consists of loans that are 90 days or more past due or loans placed on nonaccrual as of June 30, 2022 or December 31, 2021.

The Company did not have any nonaccrual loans as of June 30, 2022 or December 31, 2021 nor were there any loans placed on nonaccrual during those periods. A loan is placed on nonaccrual status when (i) the Company is advised by the borrower that scheduled principal or interest payments cannot be met, (ii) when management’s best judgment indicates that payment in full of principal and interest can no longer be expected, or (iii) when any such loan or obligation becomes delinquent for 90 days, unless it is both well-secured and in the process of collection. As a result, the Company did not have any interest income that would have been recognized on nonaccrual loans for the three months ended June 30, 2022 or the three months ended June 30, 2021.

The Company may, for economic or legal reasons related to a borrower’s financial condition, grant a concession to the borrower that it would not otherwise consider, which results in the related loan being classified as a TDR. All modifications are evaluated by management on a loan-by-loan basis to determine whether the loan modification constitutes a TDR. Total TDRs were $536 thousand and $549 thousand as of June 30, 2022 and December 31, 2021, respectively, and were performing in accordance with their modified terms as of those dates.

The following table summarizes the Company’s asset quality as of June 30, 2022 and December 31, 2021.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Nonaccrual loans	$—	$—
Loans past due 90 days and accruing interest	—	—
Other real estate owned and repossessed assets	—	—
Total nonperforming assets	$—	$—

Allowance for loan losses to nonperforming assets	NM	NM
Nonaccrual loans to gross loans	0.00%	0.00%
Nonperforming assets to period end loans and OREO	0.00%	0.00%

NM – Not meaningful

Allowance for Loan Losses

Refer to the discussion in the “Critical Accounting Policies and Estimates” section above for management’s approach to estimating the allowance for loan losses.

The Company recorded net charged-off loans of $1 thousand during the six months ended June 30, 2022 compared to $91 thousand for the six months ended June 30, 2021. The Company did not record any net charged-off loans during the three months ended June 30, 2022 compared to $90 thousand for the three months ended June 30, 2021. The allowance for loan losses was $20.0 million as of June 30, 2022 and December 31, 2021. The allowance for loan losses as a percentage of total gross loans net of unearned income as of June 30, 2022 and December 31, 2021 was 1.18% and 1.20%, respectively. The Company does not maintain an allowance on PPP loan balances, as they are 100% guaranteed by the SBA. Excluding PPP loan balances, the allowance for loan losses as a percentage of gross loans, net of unearned income was 1.18% and 1.25% at June 30, 2022 and December 31, 2021, respectively. The decrease in the allowance to outstanding loans, net of unearned income, was primarily due to improvement in risk ratings and net changes in other qualitative adjustments.

The following table summarizes the Company’s loan loss experience by loan portfolio for the three months ended June 30, 2022 and June 30, 2021.

	June 30, 2022		June 30, 2021
	Net	Net	Net	Net
	(charge-offs)	(charge-off)	(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)	recoveries	recovery rate (1)
Real estate loans:
Commercial	$—	—	$(90)	(0.02)%
Construction and land development	—	—	—	—
Residential	—	—	—	—
Commercial loans	—	—	—	—
Consumer loans	—	—	—	—
Total	$—		$(90)

Average loans outstanding during the period	$1,641,914		$1,602,125
Allowance coverage ratio (2)		1.18%		1.24%
Total net (charge-off) recovery rate (1)		—		(0.02)%
Allowance to nonaccrual loans ratio(3)		NM		NM

NM – Not meaningful

(1)	The net (charge-off) recovery rate is calculated by dividing annualized total net (charge-offs) recoveries during the period by average gross loans outstanding during the period.
(2)	The allowance coverage ratio is calculated by dividing the allowance for loan losses at the end of the period by gross loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan losses at the end of the period by nonaccrual loans at the end of the period.

The following table summarizes the Company’s loan loss experience by loan portfolio for the six months ended June 30, 2022 and June 30, 2021.

	June 30, 2022		June 30, 2021
	Net	Net	Net	Net
	(charge-offs)	(charge-off)	(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)	recoveries	recovery rate (1)
Real estate loans:
Commercial	$(1)	(0.00)%	$(90)	(0.01)%
Construction and land development	—	—	—	—
Residential	—	—	—	—
Commercial loans	—	—	(1)	(0.00)%
Consumer loans	—	—	—	—
Total	$(1)		$(91)

Average loans outstanding during the period	$1,631,283		$1,589,059
Allowance coverage ratio (2)		1.18%		1.24%
Total net (charge-off) recovery rate (1)		(0.00)%		(0.01)%
Allowance to nonaccrual loans ratio(3)		NM		NM

NM – Not meaningful

(1)	The net (charge-off) recovery rate is calculated by dividing annualized total net (charge-offs) recoveries during the period by average gross loans outstanding during the period.

(2)	The allowance coverage ratio is calculated by dividing the allowance for loan losses at the end of the period by gross loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan losses at the end of the period by nonaccrual loans at the end of the period.

The following table summarizes the allowance for loan losses by portfolio with a comparison of the percentage composition in relation to total allowance for loan losses and total loans as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$13,671	69.12%	64.10%
Construction and land development	2,801	14.16%	11.22%
Residential	2,660	13.45%	21.80%
Commercial - Non-Real Estate:
Commercial loans	639	3.23%	2.84%
Consumer - Non-Real Estate:
Consumer loans	7	0.04%	0.04%
Unallocated	253	—	—
Total	$20,031	100.00%	100.00%

	December 31, 2021
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$13,091	67.48%	58.15%
Construction and land development	2,824	14.56%	13.87%
Residential	2,769	14.27%	20.56%
Commercial - Non-Real Estate:
Commercial loans	711	3.66%	7.38%
Consumer - Non-Real Estate:
Consumer loans	5	0.03%	0.04%
Unallocated	632	—	—
Total	$20,032	100.00%	100.00%

Management believes that the allowance for loan losses is adequate to absorb credit losses inherent in the portfolio as of June 30, 2022. There can be no assurance, however, that adjustments to the provision for loan losses will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; or changes in the circumstances of particular borrowers are criteria that could change and make adjustments to the provision for loan losses necessary.

Deposits

Total deposits increased $162.2 million or 8.6% to $2.04 billion as of June 30, 2022 compared to $1.88 billion as of December 31, 2021.

Non-interest bearing demand deposits increased $23.4 million or 4.8% to $512.3 million as of June 30, 2022 compared to $488.8 million at December 31, 2021. Non-interest bearing demand deposits represented 25.1% and 26.0% of total deposits at June 30, 2022 and December 31, 2021, respectively.

Interest-bearing deposits, which include NOW accounts, regular savings accounts, money market accounts, and time deposits, increased $138.7 million or 10.0% to $1.53 billion as of June 30, 2022 compared to $1.39 billion as of December 31, 2021. Interest-bearing deposits represented 74.9% and 74.0% of total deposits at June 30, 2022 and December 31, 2021, respectively.

The Company focuses on funding asset growth with deposit accounts, with an emphasis on core deposit growth, as its primary source of deposits. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, time deposits, reciprocal IntraFi Demand® deposits, IntraFi Money Market® deposits and IntraFi CD® deposits. Core deposits totaled $1.74 billion or 85.1% of total deposits and $1.64 billion or 86.3% of total deposits at June 30, 2022 and December 31, 2021, respectively.

The following table sets forth the average balances of deposits and the average interest rates paid for the three months ended June 30, 2022 and 2021.

	June 30, 2022		June 30, 2021
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$511,846		$439,356
Interest bearing:
NOW accounts	322,255	0.28%	250,845	0.31%
Money market accounts	398,641	0.44%	337,752	0.37%
Savings accounts	114,216	0.31%	75,321	0.37%
Time deposits	633,273	0.60%	674,969	0.69%
Total interest-bearing	1,468,385	0.46%	1,338,887	0.52%
Total	$1,980,231		$1,778,243

The following table sets forth the average balances of deposits and the average interest rates paid for the six months ended June 30, 2022 and 2021.

	June 30, 2022		June 30, 2021
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$497,899		$421,349
Interest bearing:
NOW accounts	323,546	0.26%	244,952	0.32%
Money market accounts	395,532	0.40%	336,528	0.38%
Savings accounts	111,312	0.32%	71,307	0.38%
Time deposits	635,359	0.52%	670,014	0.79%
Total interest-bearing	1,465,749	0.42%	1,322,801	0.58%
Total	$1,963,648		$1,744,150

The following table sets forth the maturity ranges of certificates of deposit with balances of $250,000 or more as of June 30, 2022.

	June 30, 2022
(Dollars in thousands)	Total	Uninsured
Three months or less	$49,682	$39,182
Over three through 6 months	111,683	86,433
Over 6 through 12 months	32,376	19,376
Over 12 months	64,920	48,670
Total	$258,661	$193,661

The Company had estimated total uninsured deposits of $1.07 billion and $1.01 billion as of June 30, 2022, and December 31, 2021, respectively.

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

The rules adopted by the Federal Reserve require the Bank to maintain the following minimum capital ratios: (i) a ratio of common equity Tier 1 to risk-weighted assets of 4.5%, plus a 2.5% capital conservation buffer, resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of 7.0%, (ii) a ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the 2.5% capital conservation buffer, resulting in a minimum Tier 1 capital ratio of 8.5%, (iii) a ratio of total risk-based capital to risk-weighted assets of 8.0%, plus the 2.5% capital conservation buffer, resulting in a minimum total risk-based capital ratio of 10.5%, and (iv) a leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer, which was phased in ratably over a four year period beginning January 1, 2016, is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. As of June 30, 2022 and December 31, 2021, ratios of the Bank were in excess of the fully phased-in requirements.

The Basel III capital reforms also integrated the new capital requirements into the prompt corrective action provisions under Section 38 of the Federal Deposit Insurance Act. The Federal Reserve’s final rules (i) introduced a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well capitalized status, (ii) increased the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well capitalized status being 8.0%, and (iii) eliminated the provision that provided that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well capitalized. The minimum total capital to risk-weighted assets ratio (10.0%) and minimum leverage ratio (5.0%) for well capitalized status were unchanged by the final rules. As of June 30, 2022 and Decemmber 31, 2021, the most recent notification from the Federal Reserve Bank of Richmond (“Reserve Bank”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

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

Shareholders’ equity decreased $940 thousand or 0.5% to $207.5 million as of June 30, 2022 compared to $208.5 million as of December 31, 2021. The decrease in shareholders’ equity was primarily attributable to a $(16.5) million other comprehensive loss during the period as a result of changes in fair value in the Company’s available-for-sale investment portfolio caused by rising interest rates and dividends declared of $2.8 million. The decrease was partially offset by net income of $15.6 million and an increase in common stock and additional paid-in capital of $2.6 million due to option exercises.

In August of 2021, the Company’s Board of Directors approved a share repurchase program whereby the Company was authorized to repurchase up to 675,000 shares of its outstanding common stock, or 4.8% of outstanding shares as of June 30, 2022. The stock repurchase program will expire on August 31, 2022 or earlier if all the authorized shares have been repurchased. The Company has not repurchased any of its outstanding common stock under the program as of June 30, 2022.

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

The Company’s principal source of liquidity and funding is its deposit base. The level of deposits necessary to support the Company’s lending and investment activities is determined through monitoring loan demand. Liquidity needs are also met with cash and cash equivalents and unencumbered securities classified as available-for-sale. Liquid assets totaled $422.5 million as of June 30, 2022 compared to $299.3 million at December 31, 2021. These amounts represented 18.2% and 16.8% of total assets as of June 30, 2022 and December 31, 2021, respectively.

In addition to the liquidity provided by balance sheet cash flows, the Company supplements its liquidity with additional sources such as credit lines with the FHLB, the Reserve Bank and other correspondent banks. Specifically, the Company has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and the Reserve Bank. Based on collateral pledged as of June 30, 2022, the total FHLB available borrowing capacity was $373.9 million. Additional borrowing capacity with the Reserve Bank was approximately $28.9 million as of June 30, 2022. Undrawn lines of credit with other correspondent banks totaled $105.0 million at June 30, 2022.

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

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of its customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and financial guarantees which would impact the Company’s liquidity and capital resources to the extent customers accept and or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. With the exception of these off-balance sheet arrangements, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors. For further information, see Note 7 to the Consolidated Financial Statements, included in Item 1 of this Form 10-Q, for further discussion of the nature, business purpose and elements of risk involved with these off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the second fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.1

Form of 5.25% Fixed to Floating Subordinated Note due July 1, 2032 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2022).

10.1

Form of Subordinated Note Purchase Agreement, dated June 15, 2022, by and between John Marshall Bancorp, Inc. and the Purchaser named therein (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2022).

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

Date: August 10, 2022

JOHN MARSHALL BANCORP, INC.

By:	/s/ Christopher W. Bergstrom
Name:	Christopher W. Bergstrom
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kent D. Carstater
Name:	Kent D. Carstater
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)