Form 10-Q
period 2022-09-30
John Marshall Bancorp, Inc.
filed 2022-11-09
CIK 1710482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 7, 2022, there were 14,076,110 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN MARSHALL BANCORP, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Cash and due from banks	$14,957	$2,920
Interest-bearing deposits in banks	59,799	102,879
Total cash and cash equivalents	74,756	105,799
Securities available-for-sale, at fair value	366,546	239,300
Securities held-to-maturity, fair value of $81,765 and $103,258 as of September 30, 2022 and December 31, 2021, respectively	100,598	105,509
Restricted securities, at cost	4,421	4,951
Equity securities, at fair value	1,913	1,869
Loans, net of unearned income	1,725,114	1,666,469
Allowance for loan losses	(20,032)	(20,032)
Net loans	1,705,082	1,646,437
Bank premises and equipment, net	1,331	1,620
Accrued interest receivable	4,744	4,943
Bank owned life insurance	21,071	20,998
Right of use assets	3,936	4,913
Other assets	21,142	12,970
Total assets	$2,305,540	$2,149,309
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand deposits	$535,186	$488,838
Interest-bearing demand deposits	705,593	633,901
Savings deposits	102,909	101,376
Time deposits	719,653	657,438
Total deposits	2,063,341	1,881,553
Federal Home Loan Bank advances	—	18,000
Subordinated debt	24,603	24,728
Accrued interest payable	643	843
Lease liabilities	4,186	5,182
Other liabilities	10,555	10,533
Total liabilities	$2,103,328	$1,940,839
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued	$—	$—
Common stock, nonvoting, par value $0.01 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, voting, par value $0.01 per share; authorized 30,000,000 shares; issued and outstanding, 14,070,080 at September 30, 2022, including 58,046 unvested shares, 13,745,598 shares at December 31, 2021, including 75,826 unvested shares	140	137
Additional paid-in capital	94,560	91,107
Retained earnings	138,428	117,626
Accumulated other comprehensive loss	(30,916)	(400)
Total shareholders’ equity	$202,212	$208,470
Total liabilities and shareholders’ equity	$2,305,540	$2,149,309

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest and Dividend Income
Interest and fees on loans	$18,222	$16,737	$53,740	$52,075
Interest on investment securities, taxable	2,323	1,159	5,597	2,921
Interest on investment securities, tax-exempt	30	30	90	90
Dividends	62	65	185	196
Interest on deposits in banks	571	51	897	134
Total interest and dividend income	$21,208	$18,042	$60,509	$55,416
Interest Expense
Deposits	$3,068	$1,473	$6,090	$5,268
Federal Home Loan Bank advances	—	31	42	94
Subordinated debt	448	372	1,461	1,115
Total interest expense	$3,516	$1,876	$7,593	$6,477
Net interest income	$17,692	$16,166	$52,916	$48,939
Provision for loan losses	—	325	—	2,780
Net interest income after provision for loan losses	$17,692	$15,841	$52,916	$46,159
Non-interest Income
Service charges on deposit accounts	$79	$70	$240	$188
Bank owned life insurance	255	102	445	309
Other service charges and fees	175	120	469	339
Gains on securities	—	—	—	10
Insurance commissions	47	28	312	205
Other operating income (loss)	(106)	5	(493)	155
Total non-interest income	$450	$325	$973	$1,206
Non-interest Expenses
Salaries and employee benefits	$5,072	$4,977	$15,754	$15,646
Occupancy expense of premises	461	484	1,435	1,505
Furniture and equipment expenses	323	373	989	1,073
Other operating expenses	2,102	1,789	6,247	6,359
Total non-interest expenses	$7,958	$7,623	$24,425	$24,583
Income before income taxes	$10,184	$8,543	$29,464	$22,782
Income tax expense	2,139	1,782	5,863	4,868
Net income	$8,045	$6,761	$23,601	$17,914
Earnings per share, basic	$0.57	$0.50	$1.69	$1.31
Earnings per share, diluted	$0.57	$0.48	$1.67	$1.29

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income	$8,045	$6,761	$23,601	$17,914
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax of $(3,709) and $23 for the three months ended September 30, 2022 and September 30, 2021, respectively, net of tax of $(8,081) and $(624) for the nine months ended September 30, 2022 and September 30, 2021, respectively	(13,952)	87	(30,401)	(2,347)
Reclassification adjustment for gains on available-for-sale securities included in net income, net of tax of $(2) for the nine months ended September 30, 2021	—	—	—	(8)
Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax of $(10) and $(8) for the three months ended September 30, 2022 and September 30, 2021, respectively, net of tax of $(31) and $(8) for the nine months ended September 30, 2022 and September 30, 2021, respectively	(36)	(31)	(115)	(31)
Total other comprehensive income (loss)	$(13,988)	$56	$(30,516)	$(2,386)
Total comprehensive income (loss)	$(5,943)	$6,817	$(6,915)	$15,528

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended September 30, 2022 and 2021

(In thousands, except share and per share data)

(Unaudited)

					Accumulated
					Other	Total
			Additional Paid- In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	Income (Loss)	Equity
Balance, June 30, 2021	13,578,178	$136	$90,448	$103,318	$1,344	$195,246
Net income	—	—	—	6,761	—	6,761
Other comprehensive income	—	—	—	—	56	56
Exercise of stock options	5,812	—	40	—	—	40
Restricted stock vesting	420	—	—	—	—	—
Share-based compensation	—	—	119	—	—	119
Balance, September 30, 2021	13,584,410	$136	$90,607	$110,079	$1,400	$202,222

Balance, June 30, 2022	13,968,053	$140	$93,935	$130,383	$(16,928)	$207,530
Net income	—	—	—	8,045	—	8,045
Other comprehensive loss	—	—	—	—	(13,988)	(13,988)
Exercise of stock options	43,615	—	492	—	—	492
Restricted stock vesting, net of 54 shares surrendered	366	—	—	—	—	—
Share-based compensation	—	—	133	—	—	133
Balance, September 30, 2022	14,012,034	$140	$94,560	$138,428	$(30,916)	$202,212

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2022 and 2021

(In thousands, except share and per share data)

(Unaudited)

					Accumulated
					Other	Total
			Additional Paid- In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2020	13,532,558	$135	$89,995	$92,165	$3,786	$186,081
Net income	—	—	—	17,914	—	17,914
Other comprehensive loss	—	—	—	—	(2,386)	(2,386)
Exercise of stock options	30,499	1	216	—	—	217
Restricted stock vesting, net of 18 shares surrendered	21,353	—	—	—	—	—
Share-based compensation	—	—	396	—	—	396
Balance, September 30, 2021	13,584,410	$136	$90,607	$110,079	$1,400	$202,222

Balance, December 31, 2021	13,669,772	$137	$91,107	$117,626	$(400)	$208,470
Net income	—	—	—	23,601	—	23,601
Other comprehensive loss	—	—	—	—	(30,516)	(30,516)
Dividend declared on common stock ($0.20 per share)	—	—	—	(2,799)	—	(2,799)
Exercise of stock options	325,649	3	3,051	—	—	3,054
Restricted stock vesting, net of 97 shares surrendered	16,613	—	—	—	—	—
Share-based compensation	—	—	402	—	—	402
Balance, September 30, 2022	14,012,034	$140	$94,560	$138,428	$(30,916)	$202,212

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$23,601	$17,914
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	430	647
Right of use asset amortization	1,033	1,068
Provision for loan losses	—	2,780
Share-based compensation expense	402	396
Net amortization of securities	68	338
Fair value adjustment on equity securities	498	(85)
Amortization of debt issuance costs	296	37
Net (gains) losses on premises and equipment	1	(19)
Gains on sales and calls of available-for-sale securities	—	(10)
Deferred tax expense (benefit)	670	(664)
Net increase in cash surrender value of life insurance	(73)	(309)
Changes in assets and liabilities:
Decrease in accrued interest receivable	199	647
Increase in other assets	(732)	(106)
Decrease in accrued interest payable	(200)	(266)
Increase (decrease) in other liabilities	(1,030)	283
Net cash provided by operating activities	$25,163	$22,651
Cash Flows from Investing Activities
Net increase in loans	$(58,645)	$(39,944)
Purchase of available-for-sale securities	(206,889)	(217,460)
Purchase of held-to-maturity securities	(1,003)	(6,031)
Proceeds from maturities, calls and principal repayments of available-for-sale securities	41,151	28,428
Proceeds from maturities, calls and principal repayments of held-to-maturity securities	5,712	1,492
Net redemption of restricted securities	530	728
Net purchases of equity securities	(542)	(628)
Insurance casualty proceeds	—	22
Purchases of bank premises and equipment	(142)	(286)
Net cash (used in) investing activities	$(219,828)	$(233,679)
Cash Flows from Financing Activities
Net increase in deposits	$181,788	$197,428
Net repayment of Federal Home Loan Bank advances	(18,000)	(4,000)
Issuance of subordinated debt	24,579	—
Repayment of subordinated debt	(25,000)	—
Cash dividends paid	(2,799)	—
Issuance of common stock for share options exercised	3,054	217
Net cash provided by financing activities	$163,622	$193,645
Net decrease in cash and cash equivalents	$(31,043)	$(17,383)
Cash and cash equivalents, beginning of period	105,799	121,074
Cash and cash equivalents, end of period	$74,756	$103,691
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$7,497	$6,705
Income taxes	4,387	5,141
Supplemental Disclosures of Noncash Transactions
Unrealized loss on securities available-for-sale	$(38,480)	$(3,575)
Right of use asset obtained in exchange for new operating lease liability	56	385

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

Basis of Presentation

The accounting and reporting policies of John Marshall Bancorp, Inc. conform to generally accepted accounting principles in the United States of America (“GAAP”) and reflect practices of the banking industry. The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and with applicable quarterly reporting regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all of the information and notes required by GAAP for complete financial statements. As such, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ending December 31, 2021, included in the Company’s Registration Statement on Form 10, as amended, filed with the SEC on April 18, 2022.

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for any other interim period or for the full year.  All amounts and disclosures included in this quarterly report as of December 31, 2021, were derived from the Company’s audited consolidated financial statements. Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or shareholders’ equity.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the SEC and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. As part of the Company’s implementation efforts, we have reconciled and validated historical loan, charge-off and recovery data, determined segmentation of the loan portfolio for application of the current expected credit losses (“CECL”) calculation, determined the key assumptions to be utilized in the calculation, selected lifetime loss reserve calculation methods and established a methodology framework, updated our qualitative factor framework, performed parallel runs of the CECL calculation, and completed the third party model validation review. The ultimate impact of CECL on the allowance for credit losses will depend on the size and composition of the loan portfolio, the portfolio’s credit quality and economic conditions at the time of adoption, as well as any refinements to the CECL model, methodology and key assumptions. At adoption, the Company will record a cumulative effect adjustment to retained earnings for incremental change in the allowance for credit losses.

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

Note 2— Investment Securities

The following table summarizes the amortized cost and fair value of securities held-to-maturity and available-for-sale and the corresponding amounts of gross unrealized gains and losses at September 30, 2022 and December 31, 2021.

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S Treasuries	$6,000	$—	$(895)	$5,105
U.S. government and federal agencies	35,588	—	(6,318)	29,270
Collateralized mortgage obligations	21,924	—	(4,155)	17,769
Taxable municipal	6,076	—	(1,340)	4,736
Mortgage-backed	31,010	—	(6,125)	24,885
Total Held-to-maturity Securities	$100,598	$—	$(18,833)	$81,765
Available-for-sale
U.S Treasuries	$63,404	$—	$(4,585)	$58,819
U.S. government and federal agencies	38,717	—	(4,261)	34,456
Corporate bonds	3,000	—	(308)	2,692
Collateralized mortgage obligations	46,188	—	(5,977)	40,211
Tax-exempt municipal	4,996	—	(623)	4,373
Taxable municipal	608	—	(30)	578
Mortgage-backed	249,113	—	(23,696)	225,417
Total Available-for-sale Securities	$406,026	$—	$(39,480)	$366,546

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S Treasuries	$6,000	$—	$(150)	$5,850
U.S. government and federal agencies	35,720	—	(726)	34,994
Collateralized mortgage obligations	25,606	—	(534)	25,072
Taxable municipal	6,089	—	(194)	5,895
Mortgage-backed	32,094	—	(647)	31,447
Total Held-to-maturity Securities	$105,509	$—	$(2,251)	$103,258
Available-for-sale
U.S Treasuries	$30,954	$—	$(411)	$30,543
U.S. government and federal agencies	34,803	258	(524)	34,537
Corporate bonds	1,000	31	—	1,031
Collateralized mortgage obligations	39,596	179	(726)	39,049
Tax-exempt municipal	5,007	255	—	5,262
Taxable municipal	1,653	37	(5)	1,685
Mortgage-backed	127,287	1,232	(1,326)	127,193
Total Available-for-sale Securities	$240,300	$1,992	$(2,992)	$239,300

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

The Company did not sell nor recognize any gain or loss for any debt securities for the three or nine months ended September 30, 2022. The Company did not sell any debt securities for the three or nine months ended September 30, 2021. A gross gain of $10 thousand was recognized on the call of a security during the nine months ended September 30, 2021.

Securities having a market value of $91.4 million and $78.6 million at September 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and for other purposes required by law. These securities had an amortized cost of $105.8 million and $78.8 million at September 30, 2022 and December 31, 2021, respectively.

The following tables summarize the fair value of securities held-to-maturity and securities available-for-sale at September 30, 2022 and December 31, 2021 and the corresponding amounts of gross unrealized losses. Management uses the valuations as of month-end in determining when securities are in an unrealized loss position. Therefore, a security’s market value could have exceeded its amortized cost on other days during the prior twelve-month period.

	September 30, 2022
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
U.S Treasuries	$—	$—	$5,105	$(895)	$5,105	$(895)
U.S. government and federal agencies	834	(166)	28,436	(6,152)	29,270	(6,318)
Collateralized mortgage obligations	5,679	(1,126)	12,090	(3,029)	17,769	(4,155)
Taxable municipal	—	—	4,736	(1,340)	4,736	(1,340)
Mortgage-backed	1,643	(328)	23,242	(5,797)	24,885	(6,125)
Total Held-to-maturity Securities	$8,156	$(1,620)	$73,609	$(17,213)	$81,765	$(18,833)
Available-for-sale
U.S Treasuries	$39,019	$(2,025)	$19,800	$(2,560)	$58,819	$(4,585)
U.S. government and federal agencies	20,293	(1,831)	14,163	(2,430)	34,456	(4,261)
Corporate bonds	2,692	(308)	—	—	2,692	(308)
Collateralized mortgage obligations	20,001	(1,507)	20,210	(4,470)	40,211	(5,977)
Tax-exempt municipal	4,373	(623)	—	—	4,373	(623)
Taxable municipal	336	(2)	242	(28)	578	(30)
Mortgage-backed	165,485	(13,529)	59,932	(10,167)	225,417	(23,696)
Total Available-for-sale Securities	$252,199	$(19,825)	$114,347	$(19,655)	$366,546	$(39,480)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
U.S Treasuries	$5,851	$(150)	$—	$—	$5,851	$(150)
U.S. government and federal agencies	31,617	(645)	3,376	(81)	34,993	(726)
Collateralized mortgage obligations	25,072	(534)	—	—	25,072	(534)
Taxable municipal	3,971	(133)	1,923	(61)	5,894	(194)
Mortgage-backed	27,995	(573)	3,452	(74)	31,447	(647)
Total Held-to-maturity Securities	$94,506	$(2,035)	$8,751	$(216)	$103,257	$(2,251)
Available-for-sale
U.S Treasuries	$30,543	$(411)	$—	$—	$30,543	$(411)
U.S. government and federal agencies	14,154	(301)	6,877	(223)	21,031	(524)
Collateralized mortgage obligations	30,352	(726)	—	—	30,352	(726)
Taxable municipal	265	(5)	—	—	265	(5)
Mortgage-backed	93,129	(1,280)	918	(46)	94,047	(1,326)
Total Available-for-sale Securities	$168,443	$(2,723)	$7,795	$(269)	$176,238	$(2,992)

U.S. Treasuries - The unrealized losses in 31 and 15 U.S. Treasury debt securities at September 30, 2022 and December 31, 2021, respectively, were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at September 30, 2022 or December 31, 2021.

U.S. Government and Federal Agencies - The unrealized losses in 50 and 40 investments in direct obligations of U.S. government agencies at September 30, 2022 and December 31, 2021, respectively, were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at September 30, 2022 or December 31, 2021.

Collateralized Mortgage Obligation Securities - The unrealized losses in 53 and 35 investments in collateralized mortgage obligation investments at September 30, 2022 and December 31, 2021, respectively, were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by various agencies of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to change in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider the investment to be other-than-temporarily impaired at September 30, 2022 or December 31, 2021.

Municipal Securities - The unrealized losses in 14 and eight investments in municipal securities at September 30, 2022 and December 31, 2021, respectively, were caused by interest rate changes. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at September 30, 2022 or December 31, 2021.

Corporate Securities - The unrealized losses in three corporate securities at September 30, 2022 were caused by interest rate changes. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at September 30, 2022.

Mortgage-Backed Securities - The unrealized losses in 218 and 75 investments in federal agency mortgage-backed securities at September 30, 2022 and December 31, 2021, respectively, were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by various agencies of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to change in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at September 30, 2022 or December 31, 2021.

The Company reviews each debt security for other-than-temporary impairment on at least a quarterly basis based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the security’s ratings, the Company’s best estimate of the present value of cash flows expected to be collected from debt securities, the intention with regards to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery. The Company did not consider those investments to be other-than-temporary impaired at September 30, 2022 or December 31, 2021. Additionally, the Company has not recognized any other-than-temporary impairment on any of the investments owned as of September 30, 2022.

The table below summarizes, by major security type, the contractual maturities of our investment securities as of September 30, 2022. Borrowers may have the right to call or prepay certain obligations and as such, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below.

	September 30, 2022
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	993	840
Due after five years through ten years	42,260	35,082
Due after ten years	57,345	45,843
Total Held-to-maturity Securities	$100,598	$81,765
Available-for-sale
Due in one year or less	$38	$38
Due after one year through five years	99,559	92,262
Due after five years through ten years	167,122	153,112
Due after ten years	139,307	121,134
Total Available-for-sale Securities	$406,026	$366,546

In the prevailing rate environments as of September 30, 2022 and December 31, 2021, the Company’s investment portfolio had an estimated weighted average remaining life of approximately 4.6 years and 4.5 years, respectively.

The table below summarizes the carrying amount of restricted securities as of September 30, 2022 and December 31, 2021.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Federal Reserve Bank Stock	$3,288	$3,275
Federal Home Loan Bank Stock	1,073	1,616
Community Bankers’ Bank Stock	60	60
Total Restricted Securities	$4,421	$4,951

The Company held equity securities with readily determinable fair values totaling $1.9 million at September 30, 2022 and December 31, 2021. Changes in the fair value of these securities are reflected in earnings. Losses of $(107) thousand and $(14) thousand were recorded in other non-interest income in the Consolidated Statements of Income for the three months ended September 30, 2022 and September 30, 2021, respectively. A loss of $(498) thousand and a gain of $85 thousand was recorded in other non-interest income in the Consolidated Statements of Income for the nine months ended September 30, 2022 and September 30, 2021, respectively. These securities consist of mutual funds held in a trust and were obtained for the purpose of economically hedging changes in the Company’s nonqualified deferred compensation liability.

Note 3— Loans

The following table presents the composition of the Company’s loan portfolio as of September 30, 2022 and December 31, 2021.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Real Estate Loans:
Commercial	$1,091,221	$968,442
Construction and land development	199,324	231,090
Residential	385,696	342,491
Commercial - Non-Real Estate:
Commercial loans	45,105	122,945
Consumer - Non-Real Estate:
Consumer loans	585	586
Total Gross Loans	$1,721,931	$1,665,554
Allowance for loan losses	(20,032)	(20,032)
Net deferred loan costs	3,183	915
Total net loans	$1,705,082	$1,646,437

Note 4— Allowance for Loan Losses

The following tables present the activity in the allowance for loan losses for the nine months ended September 30, 2022 and September 30, 2021.

	September 30, 2022
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, December 31, 2021	$13,091	$2,824	$2,769	$711	$5	$632	$20,032
Charge-offs	(1)	—	—	—	—	—	(1)
Recoveries	—	—	—	1	—	—	1
Provision	345	97	(186)	(208)	1	(49)	—
Ending Balance, September 30, 2022	$13,435	$2,921	$2,583	$504	$6	$583	$20,032

	September 30, 2021
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, December 31, 2020	$10,602	$2,617	$2,430	$1,007	$11	$350	$17,017
Charge-offs	(90)	—	—	(1)	—	—	(91)
Recoveries	—	—	—	—	—	—	—
Provision	2,001	(782)	88	(291)	(6)	1,770	2,780
Ending Balance, September 30, 2021	$12,513	$1,835	$2,518	$715	$5	$2,120	$19,706

The following tables present the balance of the allowance for loan losses, the allowance by impairment methodology, total loans, and loans by impairment methodology as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Unallocated	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	13,435	2,921	2,583	504	6	583	20,032
Total allowance	$13,435	$2,921	$2,583	$504	$6	$583	$20,032

Loans:
Individually evaluated for impairment	$—	$—	$530	$—	$—	$—	$530
Collectively evaluated for impairment	1,091,221	199,324	385,166	45,105	585	—	1,721,401
Total loans	$1,091,221	$199,324	$385,696	$45,105	$585	$—	$1,721,931

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

Gross commercial loans included $138 thousand and $69.6 million of Paycheck Protection Program (“PPP”) loans as of September 30, 2022 and December 31, 2021, respectively. The Company does not maintain an allowance on these loan balances, as they are 100% guaranteed by the U.S. Small Business Administration (“SBA”). Management believes the ending allowances at each of the dates indicated were sufficient to absorb the probable losses inherent in the loan portfolio at those dates.

The following tables present a summary of impaired loans and the related allowance as of September 30, 2022 and December 31, 2021.

September 30, 2022
		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	with	with	Recorded	Related	Recorded	Income
(Dollars in thousands)	Balance	No Allowance	Allowance	Investment	Allowance	Investment	Recognized
Real Estate Loans
Commercial	$—	$—	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—	—	—
Residential	530	530	—	530	—	540	15
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total Impaired Loans	$530	$530	$—	$530	$—	$540	$15

December 31, 2021
		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	with	with	Recorded	Related	Recorded	Income
(Dollars in thousands)	Balance	No Allowance	Allowance	Investment	Allowance	Investment(1)	Recognized(1)
Real Estate Loans
Commercial	$—	$—	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—	—	—
Residential	549	549	—	549	—	569	24
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total Impaired Loans	$549	$549	$—	$549	$—	$569	$24
(1)	Amounts shown for the twelve month period ended December 31, 2021.

The following tables present a summary of past due and non-accrual loans by class as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$1,091,221	$1,091,221	$—	$—
Construction and land development	—	—	—	—	199,324	199,324	—	—
Residential	—	—	—	—	385,696	385,696	—	—
Commercial	—	—	—	—	45,105	45,105	—	—
Consumer	—	—	—	—	585	585	—	—
Total Loans	$—	$—	$—	$—	$1,721,931	$1,721,931	$—	$—

	December 31, 2021
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$968,442	$968,442	$—	$—
Construction and land development	—	—	—	—	231,090	231,090	—	—
Residential	—	—	—	—	342,491	342,491	—	—
Commercial	—	—	—	—	122,945	122,945	—	—
Consumer	—	—	—	—	586	586	—	—
Total Loans	$—	$—	$—	$—	$1,665,554	$1,665,554	$—	$—

The following tables present a summary of credit quality information for loans by class as of September 30, 2022 and December 31, 2021.

	September 30, 2022
		Special				Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Loans
Real Estate Loans
Commercial	$1,091,221	$—	$—	$—	$—	$1,091,221
Construction and land development	197,174	2,150	—	—	—	199,324
Residential	385,588	—	108	—	—	385,696
Commercial	45,105	—	—	—	—	45,105
Consumer	585	—	—	—	—	585
Total Loans	$1,719,673	$2,150	$108	$—	$—	$1,721,931

	December 31, 2021
		Special				Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Loans
Real Estate Loans
Commercial	$961,177	$7,029	$236	$—	$—	$968,442
Construction and land development	230,704	—	386	—	—	231,090
Residential	342,377	—	114	—	—	342,491
Commercial	122,945	—	—	—	—	122,945
Consumer	586	—	—	—	—	586
Total Loans	$1,657,789	$7,029	$736	$—	$—	$1,665,554

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

The Company had a recorded investment in TDRs of $530 thousand and $549 thousand as of September 30, 2022 and December 31, 2021, respectively. The Company did not have any loans that were determined to be new TDRs during the three or nine months ended September 30, 2022 and September 30, 2021.

As of September 30, 2022 and September 30, 2021, all loans in TDR status were in compliance with their modified terms. There were no loans modified in TDRs that subsequently defaulted within 12 months of their modification date during the three or nine months ended September 30, 2022 and September 30, 2021.

All TDRs are considered impaired and impairment is determined on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. As of September 30, 2022 and December 31, 2021, none of the Bank’s TDRs required the recordation of a specific reserve. As of September 30, 2022 and December 31, 2021, there were no additional commitments to disburse funds on loans classified as TDRs.

Note 5— Deposits and Borrowings

The following tables show the components of the Company’s funding sources.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Deposits:
Non-interest bearing demand deposits(1)	$535,186	$488,838
Interest-bearing demand deposits(1)	705,593	633,901
Savings deposits	102,909	101,376
Time deposits(2)	719,653	657,438
Total Deposits	$2,063,341	$1,881,553

			September 30, 2022	December 31, 2021
(Dollars in thousands)	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term Debt:
Subordinated debt	5.25%	5.25%	$24,603	$24,728
FHLB advances(3)			—	18,000
Total Long-term Debt:			$24,603	$42,728

(1) Overdraft demand deposits reclassified to loans totaled $1 thousand and $2 thousand at September 30, 2022 and December 31, 2021, respectively.

(2)	The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was $283.3 million and $255.0 million at September 30, 2022 and December 31, 2021, respectively.
(3)	The Company’s Federal Home Loan Bank (“FHLB”) advances were called by the FHLB during the second quarter of 2022.

The Company obtains certain deposits through the efforts of third-party brokers. Brokered deposits totaled $284.7 million and $217.7 million at September 30, 2022 and December 31, 2021, respectively, and were included primarily in time deposits on the Company’s Consolidated Balance Sheets. Reciprocal IntraFi certificates of deposit totaled $46.3 million and $61.3 million at September 30, 2022 and December 31, 2021, respectively. Reciprocal IntraFi demand and money market deposits totaled $216.1 million and $209.6 million at September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022, there were no depositors that represented 5% or more of the Company’s total deposits.

The Company completed a private placement of a $25.0 million fixed-to-floating subordinated note on June 15, 2022 (“2022 note”). Subject to limited exceptions permitting earlier redemption, the note is callable, in whole or in part, commencing July 1, 2027. Unless redeemed earlier, the note will mature on July 1, 2032. The note bears interest at a fixed rate of 5.25% to but excluding July 1, 2027, and will bear interest at a floating rate equal to the three-month Secured Overnight Financing Rate plus 245 basis points thereafter. The note qualifies as Tier 2 capital for regulatory purposes. The note is carried at its principal amount, less unamortized issuance costs. On July 15, 2022, the earliest available call date, the Company utilized the proceeds from the 2022 note issuance to redeem its $25.0 million fixed-to-floating 5.75% subordinated notes that were issued on July 6, 2017 (“2017 notes”).

The Company from time to time uses FHLB advances as a source of funding. FHLB advances are secured by a blanket floating lien on all real estate mortgage loans secured by 1-to-4 family residential, multi-family and commercial real estate properties. At September 30, 2022, the Company did not have any outstanding FHLB advances. Available borrowing capacity based on collateral value amounted to approximately $374.6 million as of September 30, 2022.

The Company also has federal funds lines of credit with correspondent banks available for overnight borrowing of $105.0 million of which $0 had been drawn upon at September 30, 2022.

The Company also has the capacity to borrow up to $27.3 million at the Federal Reserve discount window of which $0 had been drawn upon at September 30, 2022. The Bank had loans pledged at the Federal Reserve discount window totaling $34.0 million as of September 30, 2022.

The following table shows the carrying amount of the Company’s time deposits by contractual maturity as of September 30, 2022.

(Dollars in thousands)	September 30, 2022
2022	$131,774
2023	499,483
2024	82,693
2025	2,972
2026	2,346
Thereafter	385
Total	$719,653

Note 6— Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Virginia, the District of Columbia, the State of Maryland, the State of North Carolina and the State of West Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2019.

The following table summarizes the Company’s provision for income taxes charged to operations for the nine months ended September 30, 2022 and September 30, 2021, respectively.

(Dollars in thousands)	September 30, 2022	September 30, 2021
Current tax expense	$5,193	$5,532
Deferred tax expense (benefit)	670	(664)
Total Income Tax Expense	$5,863	$4,868

The following table presents the factors driving the difference between the amount of income tax determined by applying the statutory federal income tax rate to income before income taxes and the amount of income tax expense reflected in the Consolidated Statements of Income for the nine months ended September 30, 2022 and September 30, 2021, respectively.

(Dollars in thousands)	September 30, 2022	September 30, 2021
Computed “expected” tax expense	$6,187	$4,784
Increase (decrease) in income taxes resulting from:
Bank-owned life insurance	(93)	(65)
Tax-exempt interest income	(118)	(119)
State income taxes, net of federal benefit	347	163
Excess tax benefit on share-based compensation	(370)	(17)
Other, net	(90)	122
Total	$5,863	$4,868

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

The following table summarizes the contract or notional amount of the Company’s exposure to off-balance sheet risk as of September 30, 2022 and December 31, 2021.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Commitments to extend credit	$258,795	$272,701
Standby letters of credit	$14,850	$14,485

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

Note 8— Fair Value Measurements

Determination of Fair Value

The Company determines the fair values of its financial instruments based on the fair value hierarchy established by Accounting Standards Codification (“ASC”) Topic 820 – Fair Value Measurement, which defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market and in an orderly transaction between market participants on the measurement date.

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

The following tables summarize the fair value of assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

		Fair Value Measurements at September 30, 2022 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$58,819	$—	$58,819	$—
U.S. government and federal agencies	34,456	—	34,456	—
Corporate bonds	2,692	—	2,692	—
Collateralized mortgage obligations	40,211	—	40,211	—
Tax-exempt municipal	4,373	—	4,373	—
Taxable municipal	578	—	578	—
Mortgage-backed	225,417	—	225,417	—
Equity securities, at fair value	1,913	1,913	—	—
Total assets at fair value	$368,459	$1,913	$366,546	$—

		Fair Value Measurements at December 31, 2021 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$30,543	$—	$30,543	$—
U.S. government and federal agencies	34,537	—	34,537	—
Corporate bonds	1,031	—	1,031	—
Collateralized mortgage obligations	39,049	—	39,049	—
Tax-exempt municipal	5,262	—	5,262	—
Taxable municipal	1,685	—	1,685	—
Mortgage-backed	127,193	—	127,193	—
Equity securities, at fair value	1,869	1,869	—	—
Total assets at fair value	$241,169	$1,869	$239,300	$—

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances, the Company makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected when due. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than one-year-old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had no impaired loans with a recorded reserve as of September 30, 2022 or December 31, 2021.

Other Real Estate Owned

OREO is carried at the lower of cost or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value using observable market data, the Company records the property as Level 2. When an appraised value using observable market data is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the property as Level 3 valuation. Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The Company had no OREO as of September 30, 2022 or December 31, 2021.

The following tables present the carrying value and estimated fair value, including the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2022 and December 31, 2021.

		Fair Value Measurements at September 30, 2022 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	as of September 30, 2022	(Level 1)	(Level 2)	(Level 3)	September 30, 2022
Assets:
Cash and cash equivalents	$74,756	$74,756	$—	$—	$74,756
Securities:
Available-for-sale	366,546	—	366,546	—	366,546
Held-to-maturity	100,598	—	81,765	—	81,765
Equity securities, at fair value	1,913	1,913	—	—	1,913
Restricted securities, at cost	4,421	—	4,421	—	4,421
Loans, net of unearned income	1,705,082	—	—	1,631,043	1,631,043
Bank owned life insurance	21,071	—	21,071	—	21,071
Accrued interest receivable	4,744	—	4,744	—	4,744
Liabilities:
Deposits	$2,063,341	$—	$2,057,563	$—	$2,057,563
Subordinated debt	24,603	—	—	22,517	22,517
Accrued interest payable	643	—	643	—	643

		Fair Value Measurements at December 31, 2021 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	as of December 31, 2021	(Level 1)	(Level 2)	(Level 3)	December 31, 2021
Assets:
Cash and cash equivalents	$105,799	$105,799	$—	$—	$105,799
Securities:
Available-for-sale	239,300	—	239,300	—	239,300
Held-to-maturity	105,509	—	103,258	—	103,258
Equity securities, at fair value	1,869	1,869	—	—	1,869
Restricted securities, at cost	4,951	—	4,951	—	4,951
Loans, net of unearned income	1,646,437	—	—	1,659,396	1,659,396
Bank owned life insurance	20,998	—	20,998	—	20,998
Accrued interest receivable	4,943	—	4,943	—	4,943
Liabilities:
Deposits	$1,881,553	$—	$1,882,132	$—	$1,882,132
FHLB advances	18,000	—	17,837	—	17,837
Subordinated debt	24,728	—	—	25,325	25,325
Accrued interest payable	843	—	843	—	843

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

The following table summarizes the computation of earnings per share for the three and nine months ended September 30, 2022 and September 30, 2021.

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Earnings per common share - basic:
Income available to common shareholders (in thousands):
Net income	$8,045	$6,761	$23,601	$17,914
Less: Income attributable to unvested restricted stock awards	(33)	(30)	(103)	(85)
Net income available to common shareholders	$8,012	$6,731	$23,498	$17,829

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,047,746	13,641,330	13,963,307	13,635,404
Less: Unvested restricted stock	(58,332)	(60,792)	(60,983)	(64,955)
Weighted-average common shares outstanding - basic	13,989,414	13,580,538	13,902,324	13,570,449

Earnings per common share - basic	$0.57	$0.50	$1.69	$1.31

Earnings per common share - diluted:
Income available to common shareholders (in thousands):
Net income	$8,045	$6,761	$23,601	$17,914
Less: Income attributable to unvested restricted stock awards	(33)	(30)	(103)	(85)
Net income available to common shareholders	$8,012	$6,731	$23,498	$17,829

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,047,746	13,641,330	13,963,307	13,635,405
Less: Unvested restricted stock	(58,332)	(60,792)	(60,983)	(64,955)
Plus: Effect of dilutive options	118,872	302,566	163,563	294,776
Weighted-average common shares outstanding - diluted	14,108,286	13,883,104	14,065,887	13,865,226

Earnings per common share - diluted	$0.57	$0.48	$1.67	$1.29

Outstanding options to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. All stock options outstanding as of September 30, 2022 were included in computing diluted earnings per share for the three and nine month periods ended September 30, 2022, as none had anti-dilutive effects. All stock options outstanding as of September 30, 2021 were included in computing diluted earnings per share for the three month period ended September 30, 2021, as none had anti-dilutive effects. Stock options representing 15,000 weighted average shares were not included in computing diluted earnings per share for the nine months September 30, 2021 because their effects were anti-dilutive.

Note 10— Stock Based Compensation Plan

The Company’s share-based compensation plan, approved by stockholders and effective April 28, 2015 (the “2015 Plan”), provides for the grant of share-based awards in the form of incentive stock options, non-incentive stock options, restricted stock and restricted stock units to directors and employees. The Company has reserved 976,211 shares of voting common stock for issuance under the 2015 Plan, which will remain in effect until April 28, 2025. The Company’s Compensation Committee administers the 2015 Plan and has the authority to determine the terms and conditions of each award thereunder. As of September 30, 2022, 323,630 shares are available to grant in future periods under the 2015 Plan.

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

The table below provides a summary of the stock options activity for the nine months ended September 30, 2022.

	September 30, 2022
		Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price	Value
Outstanding at January 1, 2022	534,236	$10.45
Granted	—	—
Exercised	(325,649)	9.39
Forfeited or expired	(3,653)	8.79
Outstanding at September 30, 2022	204,934	12.17	$2,538,641
Exercisable at September 30, 2022	204,934	$12.17	$2,538,641

The aggregate intrinsic value of stock options in the table above represents the total amount by which the current market value of the underlying stock exceeds the exercise price of the option that would have been received by the Company had all option holders exercised their options on September 30, 2022. The intrinsic value of options exercised was $693 thousand and $4.4 million for the three and nine months ended September 30, 2022, respectively, and $66 thousand and $268 thousand for the three and nine months ended September 30, 2021. These amounts and the intrinsic values noted in the table above change based on changes in the market value of the Company’s voting common stock.

The table below provides a summary of the stock options outstanding and exercisable as of September 30, 2022.

	September 30, 2022
	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Number	Contractual Life	Number	Contractual Life
Exercise Prices	Outstanding	in Years	Exercisable	in Years
$0.00 - $11.00	187	0.29	187	0.29
$11.01 - $12.00	188,685	2.56	188,685	2.56
$12.01 - $16.00	1,062	2.23	1,062	2.23
$16.01 - $18.16	15,000	5.58	15,000	5.58
Total	204,934	2.77	204,934	2.77

There were no options granted during the three or nine month periods ended September 30, 2022 or 2021.

Share-based compensation expense applicable to the Company’s share-based compensation plans for stock options was $10 thousand for the nine months ended September 30, 2021. The Company did not record any share-based compensation expense applicable to the Company’s share-based compensation plans for stock options during the three months ended September 30, 2021 or for the three or nine months ended September 30, 2022.

The Company does not have any unrecognized share-based compensation expense related to nonvested options as of September 30, 2022.

The table below provides a summary of the restricted stock awards granted under the 2015 plan for the nine months ended September 30, 2022.

	September 30, 2022
		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at January 1, 2022	75,826	$17.25
Granted	500	22.10
Vested	(16,710)	17.03
Forfeited	(1,570)	16.55
Nonvested at September 30, 2022	58,046	17.37

Compensation expense for restricted stock grants is recognized over the vesting period of the awards based on the fair value of the Company’s voting common stock at issue date. The fair value of the stock was determined using the closing stock price on the day of grant. The restricted stock grants vest over two to five years. The Company awarded 7,946 restricted stock grants during the nine months ended September 30, 2021.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $133 thousand and $119 thousand for the three months ended September 30, 2022 and September 30, 2021, respectively. The total fair value of the shares, which vested during the three months ended September 30, 2022 and September 30, 2021, was $10 thousand and $8 thousand, respectively.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $402 thousand and $386 thousand for the nine months ended September 30, 2022 and September 30, 2021, respectively. The total fair value of the shares, which vested during the nine months ended September 30, 2022 and September 30, 2021, was $381 thousand and $361 thousand, respectively.

Unrecognized share-based compensation expense related to nonvested restricted stock grants amounted to $628 thousand as of September 30, 2022. This amount is expected to be recognized over a weighted-average period of 1.5 years.

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

The Bank is subject to capital adequacy standards adopted by the Federal Reserve, including the capital rules that implemented the Basel III regulatory capital reforms developed by the Basel Committee on Banking Supervision. Failure to meet minimum capital requirements can initiate certain mandatory – possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that the Bank met all capital adequacy requirements to which it was subject as of September 30, 2022 and December 31, 2021.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, common equity Tier 1 to risk-weighted assets, and Tier 1 capital to average assets.

In addition to the minimum regulatory capital required for capital adequacy purposes, the Bank is required to maintain a minimum capital conservation buffer above those minimums in the form of common equity. The capital conservation buffer, which was phased in ratably over a four year period beginning January 1, 2016, is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. The capital conservation buffer was 2.5% at September 30, 2022, and is applicable for the common equity Tier 1, Tier 1, and total capital ratios. The Bank’s institution specific capital conservation buffer above the required minimums was 7.4% at September 30, 2022.

As of September 30, 2022, the most recent notification from the Federal Reserve Bank of Richmond (the “Reserve Bank”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institution must maintain minimum total risk-based, common equity Tier 1, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The table below provides a summary of the Bank’s capital ratios as of September 30, 2022 and December 31, 2021.

					Minimum To Be Well Capitalized
	Actual		Minimum Capital Requirement(1)		Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022
Total capital (to risk weighted assets)	$274,611	15.4%	$187,251	10.5%	$178,334	10.0%
Tier 1 capital (to risk weighted assets)	254,226	14.3%	151,584	8.5%	142,668	8.0%
Common equity tier 1 capital (to risk weighted assets)	254,226	14.3%	124,834	7.0%	115,917	6.5%
Tier 1 capital (to average assets)	254,226	11.0%	92,494	4.0%	115,618	5.0%

As of December 31, 2021
Total capital (to risk weighted assets)	$252,843	15.3%	$173,923	10.5%	$165,641	10.0%
Tier 1 capital (to risk weighted assets)	232,458	14.0%	140,795	8.5%	132,513	8.0%
Common equity tier 1 capital (to risk weighted assets)	232,458	14.0%	115,948	7.0%	107,666	6.5%
Tier 1 capital (to average assets)	232,458	11.0%	84,799	4.0%	105,999	5.0%

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

The following table shows the components of non-interest income for the three and nine months ended September 30, 2022 and September 30, 2021.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Service charges on deposit accounts (1)
Overdrawn account fees	$19	$22	$60	$53
Account service fees	60	48	180	135
Other service charges and fees (1)
Interchange income	108	96	306	273
Other charges and fees	67	24	163	66
Bank owned life insurance	255	102	445	309
Gains on securities	—	—	—	10
Net gains (losses) on premises and equipment (1)	—	19	(1)	19
Insurance commissions (1)	47	28	312	205
Other operating income (loss) (2)	(106)	(14)	(492)	136
Total non-interest income	$450	$325	$973	$1,206
(1)	Income within the scope of ASC 606 – Revenue Recognition.
(2)

Includes other operating income (loss) within the scope of ASC 606 – Revenue Recognition amounting to $1 thousand and $6 thousand and a loss of $(107) thousand and $(498) thousand related to the fair value adjustment on equity securities carried at fair value for the three and nine months ended September 30, 2022, respectively, which is outside the scope of ASC 606. These securities consist of mutual funds held in a trust and were obtained for the purpose of economically hedging changes in the Company’s nonqualified deferred compensation liability. Includes other operating income (loss) within the scope of ASC 606 – Revenue Recognition amounting to less than $1 thousand and $51 thousand and a fair value adjustment loss of $(14) thousand and gain of $85 thousand outside the scope of ASC 606 for the three and nine months ended September 30, 2021, respectively.

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

Note 13— Other Operating Expenses

The following table shows the components of other operating expenses for the three and nine months ended September 30, 2022 and September 30, 2021.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Advertising expense	$47	$99	$147	$309
Data processing	484	297	1,412	1,048
FDIC insurance	140	185	410	672
Professional fees	281	218	852	1,116
State franchise tax	523	461	1,570	1,387
Director costs	200	201	615	591
Other operating expenses	427	328	1,241	1,236
Total other operating expenses	$2,102	$1,789	$6,247	$6,359

Note 14— Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax for the nine months ended September 30, 2022 and September 30, 2021.

	September 30, 2022
		Unrealized Gains on
		Securities Transferred from
	Unrealized Gain (Loss) on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Income (Loss)
Beginning balance, January 1, 2022	$(789)	$389	$(400)
Net change during the period	(30,401)	(115)	(30,516)
Ending balance, September 30, 2022	$(31,190)	$274	$(30,916)

	September 30, 2021
		Unrealized Gains on
		Securities Transferred from
	Unrealized Gain (Loss) on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Income (Loss)
Beginning balance, January 1, 2021	$3,786	$—	$3,786
Net change during the period	(2,824)	438	(2,386)
Ending balance, September 30, 2021	$962	$438	$1,400

The Company did not have any items reclassified out of accumulated other comprehensive income (loss) to net income during the three or nine months ended September 30, 2022 or the three months ended September 30, 2021. Items reclassified out of accumulated other comprehensive income (loss) to net income during the nine months ended September 30, 2021 consisted of a net gain on the call of a security classified as available-for-sale. The gain on this transaction totaled $10 thousand and its related tax was $2 thousand. Gains are included in the “Gains on securities” line item and the related tax is presented in the “Income tax expense” line item in the Consolidated Statements of Income.

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

Cautionary Note on Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. These forward-looking statements are based on our beliefs and assumptions and on the information available to us at the time that these disclosures were prepared, and involve known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Should any known or unknown risks and uncertainties develop into actual events, those developments could have material adverse effects on our business, financial condition and results of operations. Factors that could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, the following:

●	the potential resurgence of the COVID-19 pandemic and the associated efforts to limit the spread of the virus;
●	deteriorating economic conditions, either nationally or in our market area, including higher unemployment and lower real estate values;
●	the concentration of our business in the Washington, D.C. metropolitan area and the effect of changes in the economic, political and environmental conditions on this market;
●	inflation and changes in interest rates that may reduce our margins or reduce the fair value of financial instruments;
●	adverse changes in the securities markets;
●	changes in the financial condition or future prospects of issuers of securities that we own;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory structure and in regulatory fees and capital requirements;
●	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
●	geopolitical conditions, including acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, negatively impacting business and economic conditions in the U.S. and abroad;
●	results of examination of us by our regulators, including the possibility that our regulators may require us to increase our allowance for loan losses or to write-down assets or take similar actions;
●	changes in accounting policies and practices;
●	our ability to successfully capitalize on growth opportunities;

●	additional risks related to new lines of business, products, product enhancements or services;
●	increased competition with other financial institutions and fintech companies;
●	changes in consumer spending, borrowing and savings habits;
●	our ability to retain key employees;
●	changes in our financial condition or results of operations that reduce capital;
●	adequacy of our allowance for loan losses;
●	deterioration of our asset quality;
●	future performance of our loan portfolio with respect to recently originated loans;
●	the level of prepayments on loans and mortgage-backed securities;
●	the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;
●	liquidity, interest rate and operational risks associated with our business;
●	implications of our status as a smaller reporting company and as an emerging growth company; and
●	other factors discussed in Item 1A. Risk Factors in the Company’s Registration Statement on Form 10, as amended, filed with the SEC.

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

As of September 30, 2022, the Company had total consolidated assets of $2.31 billion, total loans net of unearned income of $1.73 billion, total deposits of $2.06 billion and total shareholders’ equity of $202.2 million.

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

Selected Financial Data

The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of September 30, 2022 and September 30, 2021 and the selected income statement data for the three and nine months ended September 30, 2022 and September 30, 2021 have been derived from our consolidated financial statements.

	As of or for the Three Months Ended		As of or for the Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Balance Sheet Data:
Loans, net of unearned income	$1,725,114	$1,602,377	$1,725,114	$1,602,377
Allowance for loan losses	(20,032)	(19,706)	(20,032)	(19,706)
Total assets	2,305,540	2,095,504	2,305,540	2,095,504
Deposits	2,063,341	1,837,548	2,063,341	1,837,548
Shareholders’ equity	202,212	202,222	202,212	202,222
Asset Quality Data:
Net (charge-offs) recoveries to average total loans, net of unearned income (annualized)	0.00%	0.00%	0.00%	(0.01)%
Allowance for loan losses to nonperforming loans	NM	NM	NM	NM
Allowance for loan losses to total gross loans net of unearned income(1)	1.16%	1.23%	1.16%	1.23%
Non-performing assets to total assets	0.00%	0.00%	0.00%	0.00%
Non-performing loans to total loans	0.00%	0.00%	0.00%	0.00%
Capital Ratios (Bank level):
Total risk-based capital ratio	15.4%	15.2%	15.4%	15.2%
Tier 1 risk-based capital ratio	14.3%	14.0%	14.3%	14.0%
Leverage ratio	11.0%	10.8%	11.0%	10.8%
Common equity tier 1 ratio	14.3%	14.0%	14.3%	14.0%
Equity-to-total assets ratio	9.7%	10.8%	9.7%	10.8%
Income Statement Data:
Interest and dividend income	$21,208	$18,042	$60,509	$55,416
Interest expense	3,516	1,876	7,593	6,477
Net interest income	$17,692	$16,166	$52,916	$48,939
Provision for loan losses	—	325	—	2,780
Non-interest income	450	325	973	1,206
Non-interest expense	7,958	7,623	24,425	24,583
Income before taxes	$10,184	$8,543	$29,464	$22,782
Income tax expense	2,139	1,782	5,863	4,868
Net income	$8,045	$6,761	$23,601	$17,914
Per Share Data and Shares Outstanding:
Weighted average common shares (basic)	13,989,414	13,580,538	13,902,324	13,570,449
Weighted average common shares (diluted)	14,108,286	13,883,104	14,065,887	13,865,226
Common shares outstanding	14,070,080	13,644,985	14,070,080	13,644,985
Earnings per share, basic	$0.57	$0.50	$1.69	$1.31
Earnings per share, diluted	$0.57	$0.48	$1.67	$1.29
Book value	$14.37	$14.82	$14.37	$14.82
Performance Ratios:
Return on average assets ("ROAA")(2)	1.38%	1.30%	1.40%	1.19%
Return on average equity ("ROAE")(3)	15.07%	13.35%	15.03%	12.32%
Net interest margin(4)	3.10%	3.15%	3.19%	3.30%
Efficiency ratio	43.9%	46.2%	45.3%	49.0%

NM – Not meaningful

(1)	Excluding PPP loan balances, the allowance for loan losses as a percentage of gross loans, net of unearned income was 1.16% and 1.29% at September 30, 2022 and September 30, 2021, respectively.

(2)	ROAA is calculated by dividing year-to-date net income annualized by year-to-date average assets.
(3)	ROAE is calculated by dividing year-to-date net income annualized by year-to-date average equity.
(4)	Net interest margin for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

Results of Operations – Nine Months Ended September 30, 2022 and September 30, 2021

Overview

Net income for the nine months ended September 30, 2022 increased $5.7 million or 31.7% to $23.6 million compared to $17.9 million for the nine months ended September 30, 2021. Diluted earnings per share increased $0.38 or 29.5% to $1.67 for the nine months ended September 30, 2022, compared to diluted earnings per share of $1.29 for the nine months ended September 30, 2021.

Net interest income for the nine months ended September 30, 2022 increased $4.0 million or 8.1% compared to the nine months ended September 30, 2021 and was driven primarily by growth in the Company’s loan and investment portfolios.

The Company did not record a provision for loan losses for the nine months ended September 30, 2022, compared to a $2.8 million provision for the nine months ended September 30, 2021. The decrease in the provision for loan losses as compared to the same period in 2021 primarily reflects changes in the Company’s evaluation of environmental factors impacting the Company’s loan portfolio during 2022. During 2021, the environmental or qualitative factor allocations within the allowance for loan losses were adjusted to account for the risks to certain industry subgroups and portfolio segments within our portfolio as a result of the continuing COVID-19 pandemic. The decrease in the provision for loan losses primarily reflects an estimated decrease in uncertainty as it relates to the estimated impact of the COVID-19 pandemic on the Company’s loan portfolio and the broader economy. Additional discussion of the provision for loan losses is included below under the heading Provision Expense and Allowance for Loan Losses.

Non-interest income decreased $233 thousand or 19.3% during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease in non-interest income was primarily due to mark-to-market adjustments of $(583) thousand resulting from a reduction in value of investments related to the Company’s nonqualified deferred compensation plan. The decrease in non-interest income was partially offset by a $153 thousand non-recurring bank owned life insurance related benefit claim realized and increases in insurance commissions and interchange and other fee income due to higher production and increased customer activity, respectively. During the nine months ended September 30, 2021, the Company also realized a $10 thousand gain on a called security. Excluding the impacts of the mark-to-market adjustments, gain on the called security, and bank owned life insurance related benefit claim, non-interest income increased $203 thousand or 18.3%.

Non-interest expense decreased $158 thousand or 0.6% during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease in non-interest expense was primarily due to non-recurring legal and professional fees incurred in 2021, as well as decreases in marketing expense and FDIC insurance fees. The decrease in marketing expense was primarily due to lower marketing vendor related expenses. The decrease in FDIC insurance fees was primarily due to lower insurance premiums. These decreases were partially offset by increases in state franchise taxes and data processing fees. The increase in state franchise taxes was due to an increase in the Bank’s equity as that is the basis the Commonwealth of Virginia uses to assess taxes on banking institutions. The increase in data processing fees was due to new investments in technology solutions to support our operations.

The ROAA for the nine months ended September 30, 2022 and September 30, 2021 was 1.40% and 1.19%, respectively. The ROAE for the nine months ended September 30, 2022 and September 30, 2021 was 15.03% and 12.32%, respectively.

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

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the nine months ended September 30, 2022 and September 30, 2021.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

	September 30, 2022			September 30, 2021
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$433,128	$5,782	1.78%	$249,451	$3,117	1.67%
Tax-exempt(1)	5,002	114	3.05%	5,039	114	3.02%
Total securities	$438,130	$5,896	1.80%	$254,490	$3,231	1.70%
Loans, net of unearned income(2):
Taxable	1,626,661	53,192	4.37%	1,565,883	51,533	4.40%
Tax-exempt(1)	22,656	694	4.10%	20,357	686	4.51%
Total loans, net of unearned income	$1,649,317	$53,886	4.37%	$1,586,240	$52,219	4.40%
Interest-bearing deposits in other banks	$134,874	$897	0.89%	$145,618	$134	0.12%
Total interest-earning assets	$2,222,321	$60,679	3.65%	$1,986,348	$55,584	3.74%
Total non-interest earning assets	35,066			30,863
Total assets	$2,257,387			$2,017,211
Liabilities & Shareholders’ Equity:
Interest-bearing deposits
NOW accounts	$325,647	$829	0.34%	$255,791	$594	0.31%
Money market accounts	389,535	1,516	0.52%	333,366	927	0.37%
Savings accounts	109,740	284	0.35%	76,910	210	0.37%
Time deposits	658,897	3,461	0.70%	663,257	3,537	0.71%
Total interest-bearing deposits	$1,483,819	$6,090	0.55%	$1,329,324	$5,268	0.53%
Subordinated debt	27,476	1,461	7.11%	24,696	1,115	6.04%
Other borrowed funds	8,257	42	0.68%	18,502	94	0.68%
Total interest-bearing liabilities	$1,519,552	$7,593	0.67%	$1,372,522	$6,477	0.63%
Demand deposits	511,504			437,905
Other liabilities	16,321			12,439
Total liabilities	$2,047,377			$1,822,866
Shareholders’ equity	$210,010			$194,345
Total liabilities and shareholders’ equity	$2,257,387			$2,017,211
Net interest spread			2.98%			3.11%
Net interest income and margin		$53,086	3.19%		$49,107	3.30%
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)	The Company did not have any loans on non-accrual as of September 30, 2022 or September 30, 2021.

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

Tax-Equivalent Net Interest Income

	Nine months ended
	September 30,
(Dollars in thousands)	2022	2021
GAAP Financial Measurements:
Interest Income - Loans	$53,740	$52,075
Interest Income - Securities and Other Interest-Earning Assets	6,769	3,341
Interest Expense - Deposits	6,090	5,268
Interest Expense - Borrowings	1,503	1,209
Total Net Interest Income	$52,916	$48,939

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	146	144
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	24	24
Total Tax Benefit on Tax-Exempt Interest Income (1)	$170	$168
Tax-Equivalent Net Interest Income	$53,086	$49,107
(1)	Tax benefit was calculated using the federal statutory tax rate of 21%.

Net interest income increased $4.0 million or 8.1% on a fully tax-equivalent basis for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in net interest income was driven by an increase in the average balance of interest-earning assets coupled with an increase in yields on the Company’s investment portfolio and interest-bearing deposits in other banks as a result of rising interest rates during 2022.

On a fully tax-equivalent basis, the net interest margin was 3.19% for the nine months ended September 30, 2022, compared to 3.30% for the nine months ended September 30, 2021. The decrease in net interest margin was primarily due to increases in the cost of interest-bearing deposits and subordinated debt coupled with a decrease in yield on the Company’s loan portfolio. The cost of interest-bearing liabilities increased 0.04% from 0.63% for the nine months ended September 30, 2021 to 0.67% for the nine months ended September 30, 2022. The increase in the cost of interest-bearing liabilities was primarily due to higher interest expense on deposits and our subordinated debt. The increase in interest expense on subordinated debt was primarily the result of carrying the 2017 notes and the 2022 note from June 15, 2022 until July 15, 2022, when the 2017 notes were redeemed, coupled with the accelerated amortization of $272 thousand in deferred issuance costs associated with our 2017 notes. Increases in rates offered on NOW and money market deposit accounts during the first nine months of 2022 also contributed to the increase in the cost of interest-bearing deposits.

The loan portfolio’s yield for the nine months ended September 30, 2022 was 4.37% compared to 4.40% for the nine months ended September 30, 2021. The decrease in yield on the Company’s loan portfolio was primarily due to a modest decrease in the weighted average yield of commercial real estate loans originated subsequent to September 30, 2021.

The investment securities portfolio’s yield for the nine months ended September 30, 2022 was 1.80% compared to 1.70% for the nine months ended September 30, 2021. The increase of 0.10% was primarily due to higher yields on investment securities purchased subsequent to September 30, 2021.

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

Rate/Volume Analysis

	For the Nine Months Ended September 30,
	2022 and 2021
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$2,423	$242	$2,665
Tax-exempt(1)	—	—	—
Total securities	$2,423	$242	$2,665
Loans, net of unearned income:
Taxable	1,987	(328)	1,659
Tax-exempt(1)	70	(62)	8
Total loans, net of unearned income(2)	$2,057	$(390)	$1,667
Interest-bearing deposits in other banks	$(65)	$828	$763
Total interest-earning assets	$4,415	$680	$5,095
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$182	$53	$235
Money market accounts	127	462	589
Savings accounts	85	(11)	74
Time deposits	(58)	(18)	(76)
Total interest-bearing deposits	$336	$486	$822
Subordinated debt	148	198	346
Other borrowed funds	(52)	—	(52)
Total interest-bearing liabilities	$432	$684	$1,116
Change in net interest income	$3,983	$(4)	$3,979
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

(2)The Company did not have any loans on non-accrual as of September 30, 2022 or September 30, 2021.

Interest Income

Interest income increased by $5.1 million or 9.2% to $60.7 million on a fully tax-equivalent basis for the nine months ended September 30, 2022 compared to $55.6 million for the nine months ended September 30, 2021 primarily due to an increase in volume in interest-earning assets as a result of loan growth and investment security purchases. The increase in interest income was partially offset by a decrease in rate on the loan portfolio.

Fully tax-equivalent interest income on loans increased by approximately $1.7 million as a result of volume. Average loans for the comparative nine month period increased approximately $63.1 million between September 30, 2022 and September 30, 2021, which was primarily attributable to origination volume in the commercial real estate and residential real estate portfolios subsequent to September 30, 2021. The increase in interest income on the loan portfolio as a result of volume was partially offset by a reduction in rate primarily due to a modest decrease in the weighted average yield of commercial real estate loans originated subsequent to September 30, 2021.

Fully tax-equivalent interest income on investment securities increased by approximately $2.7 million primarily as a result of volume. Average investment securities increased approximately $183.6 million between the nine months ended September 30, 2022 and September 30, 2021. The increase in investment securities was funded primarily by PPP loan payoffs and deposit growth.

Interest Expense

Interest expense increased by $1.1 million or 17.2% to $7.6 million for the nine months ended September 30, 2022 compared to $6.5 million for the nine months ended September 30, 2021 primarily due to an increase in rate and volume on interest-bearing deposits. Our overall cost of interest-bearing deposits was 0.55% for the nine months ended September 30, 2022 compared to 0.53% for the nine months ended September 30, 2021. The increase in rate on interest-bearing deposits was primarily due to higher cost of funds on money market accounts due to an increase in interest rates during the first nine months of 2022. The increase in volume on interest-bearing deposits was primarily attributable to growth in NOW and money market accounts. The increase in volume and rate on subordinated debt was primarily the result of carrying the 2017 notes and the 2022 note from June 15, 2022 until July 15, 2022, when the 2017 notes were redeemed, coupled with the accelerated amortization of $272 thousand in deferred issuance costs associated with our 2017 notes.

Our overall cost of funds benefited from an increase in average non-interest bearing deposits to total average deposits, which increased from 24.8% for the nine months ended September 30, 2021 to 25.6% for the nine months ended September 30, 2022.

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

The Company did not record a provision for loan losses for the nine months ended September 30, 2022, compared to a $2.8 million provision for the nine months ended September 30, 2021. The decrease in the provision for loan losses as compared to the same period in 2021 primarily reflects changes in the Company’s evaluation of environmental factors impacting the Company’s loan portfolio during 2022. During 2021, the environmental or qualitative factor allocations within the allowance for loan losses were adjusted to account for the risks to certain industry subgroups and portfolio segments within our portfolio as a result of the continuing COVID-19 pandemic. The decrease in the provision for loan losses primarily reflects an estimated decrease in uncertainty as it relates to the estimated impact of the COVID-19 pandemic on the Company’s loan portfolio and the broader economy. The allowance for loan losses was $20.0 million as of September 30, 2022 and December 31, 2021. The allowance for loan losses as a percent of total gross loans net of unearned income as of September 30, 2022 and December 31, 2021 was 1.16% and 1.20%, respectively. The Company does not maintain an allowance on PPP loan balances, as they are 100% guaranteed by the SBA. Excluding PPP loan balances, the allowance for loan losses as a percentage of gross loans, net of unearned income was 1.16% and 1.25% at September 30, 2022 and December 31, 2021, respectively.

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

The following table summarizes non-interest income for the nine months ended September 30, 2022 and September 30, 2021.

	Nine months ended
	September 30,
(Dollars in thousands)	2022	2021
Service charges on deposit accounts
Overdrawn account fees	$60	$53
Account service fees	180	135
Other service charges and fees
Interchange income	306	273
Other charges and fees	163	66
Bank owned life insurance	445	309
Gains on securities	—	10
Net gains (losses) on premises and equipment	(1)	19
Insurance commissions	312	205
Other operating income (loss)	(492)	136
Total non-interest income	$973	$1,206

Non-interest income decreased $233 thousand or 19.3% during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease in non-interest income was primarily due to mark-to-market adjustments of $(583) thousand resulting from a reduction in value of investments related to the Company’s nonqualified deferred compensation plan. The decrease in non-interest income was partially offset by a $153 thousand non-recurring bank owned life insurance related benefit claim realized and increases in insurance commissions and interchange and other fee income due to higher production and increased customer activity, respectively. The increase insurance commissions was primarily due to higher production during the first nine months of 2022 when compared to the same period of 2021. The increase in interchange income was primarily due to higher transaction volume during the first nine months of 2022 when compared to the same period of 2021. During the nine months ended September 30, 2021, the Company also realized a $10 thousand gain on a called security. Excluding the impacts of the mark-to-market adjustments, gain on the called security, and bank owned life insurance related benefit claim, non-interest income increased $203 thousand or 18.3%.

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

The following table summarizes non-interest expense for the the nine months ended September 30, 2022 and September 30, 2021.

	Nine months ended
	September 30,
(Dollars in thousands)	2022	2021
Salaries and employee benefits expense	$15,754	$15,646
Occupancy expense of premises	1,435	1,505
Furniture and equipment expenses	989	1,073
Advertising expense	147	309
Data processing	1,412	1,048
FDIC insurance	410	672
Professional fees	852	1,116
State franchise tax	1,570	1,387
Bank insurance	147	130
Vendor services	452	426
Supplies, printing, and postage	97	136
Director costs	615	591
Other operating expenses	545	544
Total non-interest expense	$24,425	$24,583

Non-interest expense decreased $158 thousand or 0.6% during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease in non-interest expense was primarily due to non-recurring legal and professional fees incurred in 2021, as well as decreases in marketing expense and FDIC insurance fees. The decrease in marketing expense was primarily due to lower marketing vendor related expenses. The decrease in FDIC insurance fees was primarily due to lower insurance premiums. These decreases were partially offset by increases in state franchise taxes and data processing fees. The increase in state franchise taxes was due to an increase in the Bank’s equity as that is the basis the Commonwealth of Virginia uses to assess taxes on banking institutions. The increase in data processing fees was due to new investments in technology solutions to support our operations.

Income Taxes

Income tax expense increased $995 thousand or 20.4% to $5.9 million for the nine months ended September 30, 2022 compared to $4.9 million for the nine months ended September 30, 2021. Our effective tax rate for the nine months ended September 30, 2022 was 19.9%, compared to 21.4% for the same period of 2021. The decrease in our effective tax rate was primarily due to tax benefits realized in connection with the exercise of certain nonqualified stock options during the nine months ended September 30, 2022.

Results of Operations – Three Months Ended September 30, 2022 and September 30, 2021

Overview

Net income increased $1.2 million or 19.0% to $8.0 million for the three months ended September 30, 2022, compared to net income of $6.8 million for the three months ended September 30, 2021. Diluted earnings per share increased $0.09 or 18.8% to $0.57 for the three months ended September 30, 2022, compared to diluted earnings per share of $0.48 for the three months ended September 30, 2021.

Net interest income increased $1.5 million to $17.7 million for the three months ended September 30, 2022, compared to $16.2 million for the three months ended September 30, 2021. Balance sheet growth, particularly in the loan and investment portfolios, resulted in an increase in net interest income of 9.4% for the three months ended September 30, 2022 when compared to the three months ended September 30, 2021.

The Company did not record a provision for loan losses for the three months ended September 30, 2022, compared to $325 thousand for the same period of 2021. Additional discussion of the provision for loan losses is included below under the heading Provision Expense.

Non-interest income increased $125 thousand or 38.5% during the third quarter of 2022 compared to the third quarter of 2021. The increase in non-interest income was primarily due to a $153 thousand increase in bank owned life insurance income as a result of a benefit claim realized. In addition, we realized increases in insurance commissions, service charges and fees on deposit accounts, and interchange and other fee income. The increase was partially offset by mark-to-market adjustments of $(93) thousand resulting from a reduction in value of investments related to the Company’s nonqualified deferred compensation plan.

Non-interest expense increased $335 thousand or 4.4% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in non-interest expense was primarily due to increases in data processing fees, salaries and employee benefits, and franchise tax expense. The increase in data processing fees was primarily due to investments in technology solutions supporting our operations. The increase in salaries and employee benefits were driven by an increase in accrued incentive compensation tied to the Company’s performance that was offset in part by lower employee insurance costs as well as lower accruals related to deferred compensation. The increase in state franchise taxes was due to an increase in the Bank’s equity. The increase in non-interest expense was partially offset by decreases in furniture and equipment expense and occupancy expense of premises. The decrease in furniture and equipment expense was due to lower depreciation expense on fixed assets. The decrease in occupancy expense of premises was due to a decrease in office rent as a result of the renegotiation of certain leases.

The ROAA for the three months ended September 30, 2022 and September 30, 2021 was 1.38% and 1.30%, respectively. The ROAE for the three months ended September 30, 2022 and September 30, 2021 was 15.07% and 13.35%, respectively.

Net Interest Income and Net Interest Margin

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the three months ended September 30, 2022 and September 30, 2021.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

	September 30, 2022			September 30, 2021
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$483,861	$2,385	1.96%	$320,014	$1,224	1.52%
Tax-exempt(1)	4,999	38	3.02%	5,013	38	3.01%
Total securities	$488,860	$2,423	1.97%	$325,027	$1,262	1.54%
Loans, net of unearned income(2):
Taxable	1,655,670	17,983	4.31%	1,555,877	16,533	4.22%
Tax-exempt(1)	29,126	302	4.11%	24,818	259	4.14%
Total loans, net of unearned income	$1,684,796	$18,285	4.31%	$1,580,695	$16,792	4.21%
Interest-bearing deposits in other banks	$103,669	$571	2.19%	$132,662	$51	0.15%
Total interest-earning assets	$2,277,325	$21,279	3.71%	$2,038,384	$18,105	3.52%
Total non-interest earning assets	37,500			30,759
Total assets	$2,314,825			$2,069,143
Liabilities & Shareholders’ Equity:
Interest-bearing deposits
NOW accounts	$329,780	$404	0.49%	$277,117	$203	0.29%
Money market accounts	377,736	727	0.76%	327,144	296	0.36%
Savings accounts	106,647	107	0.40%	87,935	75	0.34%
Time deposits	705,206	1,830	1.03%	649,963	899	0.55%
Total interest-bearing deposits	$1,519,369	$3,068	0.80%	$1,342,159	$1,473	0.44%
Subordinated debt	28,397	448	6.26%	24,708	372	5.97%
Other borrowed funds	—	—	0.00%	18,000	31	0.68%
Total interest-bearing liabilities	$1,547,766	$3,516	0.90%	$1,384,867	$1,876	0.54%
Demand deposits	538,271			470,476
Other liabilities	16,641			12,810
Total liabilities	$2,102,678			$1,868,153
Shareholders’ equity	$212,147			$200,990
Total liabilities and shareholders’ equity	$2,314,825			$2,069,143
Net interest spread			2.81%			2.98%
Net interest income and margin		$17,763	3.10%		$16,229	3.15%
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)	The Company did not have any loans on non-accrual as of September 30, 2022 or September 30, 2021.

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

Tax-Equivalent Net Interest Income

	Three months ended
	September 30,
(Dollars in thousands)	2022	2021
GAAP Financial Measurements:
Interest Income - Loans	$18,222	$16,737
Interest Income - Securities and Other Interest-Earning Assets	2,986	1,305
Interest Expense - Deposits	3,068	1,473
Interest Expense - Borrowings	448	403
Total Net Interest Income	$17,692	$16,166

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	63	55
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	8	8
Total Tax Benefit on Tax-Exempt Interest Income (1)	$71	$63
Tax-Equivalent Net Interest Income	$17,763	$16,229
(1)	Tax benefit was calculated using the federal statutory tax rate of 21%.

Net interest income increased $1.5 million or 9.5% on a fully tax-equivalent basis for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in net interest income was driven by an increase in the average balance of interest-earning assets, particularly in the loan and investment portfolios.

On a fully tax-equivalent basis, the net interest margin was 3.10% for the three months ended September 30, 2022, compared to 3.15% for the three months ended September 30, 2021. The decrease in net interest margin was primarily due to an increase in the cost of interest-bearing liabilities, which more than offset the increase in yields on loans, investments, and interest-bearing deposits in other banks. The cost of interest-bearing liabilities was 0.90% for the third quarter of 2022 compared to 0.54% for the same quarter of the prior year. The increase in the cost of interest-bearing liabilities was primarily due to a 0.36% increase in the cost of interest-bearing deposits as a result of the repricing of the Company’s time deposits coupled with an increase in rates offered on NOW and money market deposit accounts during the first nine months of 2022.

The loan portfolio’s yield for the three months ended September 30, 2022 was 4.31% compared to 4.21% for the three months ended September 30, 2021. The increase of 0.10% was primarily attributable to an increase in yield on the Company’s variable rate loans as a result of an increase in interest rates during 2022 coupled with a higher weighted average yield on loans originated during the third quarter of 2022.

The investment securities portfolio’s yield for the three months ended September 30, 2022 was 1.97% compared to 1.54% for the three months ended September 30, 2021. The increase of 0.43% was primarily due to higher yields on investment securities purchased subsequent to September 30, 2021.

The yield on interest-bearing deposits due from banks for the three months ended September 30, 2022 was 2.19% compared to 0.15% for the three months ended September 30, 2021. The increase of 2.04% was primarily due to a higher federal funds rate during the three months ended September 30, 2022 when compared to the same period of 2021.

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

Rate/Volume Analysis

	For the Three Months Ended September 30,
	2022 and 2021
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$809	$352	$1,161
Tax-exempt(1)	—	—	—
Total securities	$809	$352	$1,161
Loans, net of unearned income:
Taxable	1,083	367	1,450
Tax-exempt(1)	44	(1)	43
Total loans, net of unearned income(2)	$1,127	$366	$1,493
Interest-bearing deposits in other banks	$(149)	$669	$520
Total interest-earning assets	$1,787	$1,387	$3,174
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$65	$136	$201
Money market accounts	58	373	431
Savings accounts	19	13	32
Time deposits	145	786	931
Total interest-bearing deposits	$287	$1,308	$1,595
Subordinated debt	58	18	76
Other borrowed funds	1	(32)	(31)
Total interest-bearing liabilities	$346	$1,294	$1,640
Change in net interest income	$1,441	$93	$1,534
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

(2)The Company did not have any loans on non-accrual as of September 30, 2022 or September 30, 2021.

Interest Income

Interest income increased by $3.2 million or 17.5% to $21.3 million on a fully tax-equivalent basis for the three months ended September 30, 2022 compared to $18.1 million for the three months ended September 30, 2021, driven by both an increase in volume and rates on interest-earning assets. The increase in volume of average interest-earning assets was primarily attributable to the Company’s loan and investment portfolio. The increase in rate on interest-earning assets was primarily attributable to interest-bearing deposits due from banks, as well as the Company’s loan and investment portfolios.

Fully tax-equivalent interest income on loans increased by approximately $1.5 million as a result of volume growth and an increase in rate. Average loans increased approximately $104.1 million between the three months ended September 30, 2022 and September 30, 2021, which was primarily attributable to growth in the investor real estate, residential mortgage, commercial owner-occupied real estate, and multi-family loan portfolios.

Fully tax-equivalent interest income on investment securities increased by approximately $1.2 million as a result of volume growth and rate increases. Average investment securities increased approximately $163.8 million between the three months ended September 30, 2022 and September 30, 2021. The increase in investment securities was funded primarily by PPP loan payoffs and deposit growth.

The increase in rates on loans, investment securities, and interest-bearing deposits in other banks was primarily attributable to an increase in benchmark interest rates market throughout the first nine months of 2022.

Interest Expense

Interest expense increased by $1.6 million to $3.5 million for the three months ended September 30, 2022 compared to $1.9 million for the three months ended September 30, 2021, primarily due to an increase in rates and, to a lesser extent, volume of deposits. The increase in rates was primarily a result of the repricing of the Company’s time deposits coupled with an increase in rates offered on NOW and money market deposit accounts during the first nine months of 2022. Our overall cost of funds benefited from an increase in average non-interest bearing deposits to total average deposits, which increased from 26.0% for the three months ended September 30, 2021 to 26.2% for the three months ended September 30, 2022.

Provision Expense

The Company did not record a provision for loan losses for the three months ended September 30, 2022, compared to $325 thousand for the same period of 2021. The decrease in the provision for loan losses as compared to the same period in 2021 primarily reflects changes in the Company’s evaluation of environmental factors impacting the Company’s loan portfolio during 2022. During 2021, the environmental or qualitative factor allocations within the allowance for loan losses were adjusted to account for the risks to certain industry subgroups and portfolio segments within our portfolio as a result of the continuing COVID-19 pandemic. The decrease in the provision for loan losses primarily reflects an estimated decrease in uncertainty as it relates to the estimated impact of the COVID-19 pandemic on the Company’s loan portfolio and the broader economy.

See “Asset Quality” section below for additional information on the credit quality of the loan portfolio.

Non-interest Income

The following table summarizes non-interest income for the three months ended September 30, 2022 and September 30, 2021.

	Three months ended
	September 30,
(Dollars in thousands)	2022	2021
Service charges on deposit accounts
Overdrawn account fees	$19	$22
Account service fees	60	48
Other service charges and fees
Interchange income	108	96
Other charges and fees	67	24
Bank owned life insurance	255	102
Net gains on premises and equipment	—	19
Insurance commissions	47	28
Other operating income (loss)	(106)	(14)
Total non-interest income	$450	$325

Non-interest income increased $125 thousand or 38.5% during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in non-interest income was primarily due to a $153 thousand increase in BOLI income as a result of a benefit claim realized. In addition, we realized increases in insurance commissions, service charges and fees on deposit accounts, and interchange and other fee income. The increase in insurance commissions was primarily due to higher production in the third quarter of 2022 when compared to the same quarter of 2021. The increase in service charges and fees on deposit accounts was due to deposit growth subsequent to September 30, 2021. The increase in interchange income was primarily due to higher transaction volume during the third quarter of 2022 when compared to the same quarter of 2021. The increase in non-interest income was partially offset by mark-to-market adjustments of $(93) thousand resulting from a reduction in value of investments related to the Company’s nonqualified deferred compensation plan. Excluding the impacts of the mark-to-market adjustments and bank owned life insurance related benefit claim, non-interest income increased $65 thousand or 19.1%.

Non-interest Expense

The following table summarizes non-interest expense for the three months ended September 30, 2022 and September 30, 2021.

	Three months ended
	September 30,
(Dollars in thousands)	2022	2021
Salaries and employee benefits expense	$5,072	$4,977
Occupancy expense of premises	461	484
Furniture and equipment expenses	323	373
Advertising expense	47	99
Data processing	484	297
FDIC insurance	140	185
Professional fees	281	218
State franchise tax	523	461
Bank insurance	57	45
Vendor services	151	133
Supplies, printing, and postage	36	42
Director costs	200	201
Other operating expenses	183	108
Total non-interest expense	$7,958	$7,623

Non-interest expense increased $335 thousand or 4.4% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in non-interest expense was primarily due to increases in data processing fees, salaries and employee benefits, and franchise tax expense. The increase in data processing fees was primarily due to investments in technology solutions supporting our operations. The increase in salaries and employee benefits were driven by an increase in accrued incentive compensation tied to the Company’s performance that was offset in part by lower employee insurance costs as well as lower accruals related to deferred compensation. The increase in state franchise taxes was due to an increase in the Bank’s equity as that is the basis the Commonwealth of Virginia uses to assess taxes on banking institutions. The increase in non-interest expense was partially offset by decreases in furniture and equipment expense, occupancy expense of premises, and marketing expense. The decrease in furniture and equipment expense was due to lower depreciation expense on fixed assets. The decrease in occupancy expense of premises was due to a decrease in office rent as a result of the renegotiation of certain leases. The decrease in marketing expense was primarily due to lower marketing vendor related expenses.

Income Taxes

Income tax expense increased $357 thousand or 20.0% to $2.1 million for the three months ended September 30, 2022 compared to $1.8 million for the three months ended September 30, 2021. Our effective tax rate for the three months ended September 30, 2022 was 21.0%, compared to 20.9% for the same period ended September 30, 2021.

Discussion and Analysis of Financial Condition

Assets, Liabilities, and Shareholders’ Equity

Total assets were $2.31 billion at September 30, 2022, $2.32 billion at June 30, 2022 and $2.15 billion at December 31, 2021. Total assets during the most recent quarter were impacted by the $25.0 million redemption of our 2017 fixed-to-floating 5.75% subordinated notes on July 15, 2022 that was completed utilizing proceeds from our private placement of a $25.0 million fixed-to-floating 5.25% subordinated note on June 15, 2022. Asset growth from December 31, 2021 to September 30, 2022 was $156.2 million or 7.3% primarily due to increases in the investment and loan portfolios of $122.3 million and $58.6 million, respectively. The increase in total assets was partially offset by a decrease in interest-bearing deposits in banks of $43.1 million.

The Company’s total liabilities increased $162.5 million or 8.4% to $2.10 billion at September 30, 2022 compared to $1.94 billion at December 31, 2021. The increase in total liabilities was primarily attributable to an increase in total deposits of $181.8 million as a result of growth in interest-bearing and non-interest bearing deposits. The increase in total liabilities was partially offset by an $18.0 million decrease in FHLB advances as a result of the FHLB calling outstanding advances during the nine months ended September 30, 2022.

The Company’s total shareholders’ equity decreased $6.3 million or 3.0% to $202.2 million at September 30, 2022 compared to $208.5 million at December 31, 2021. The decrease in total shareholders’ equity was primarily due to an increase in the net unrealized loss on the Company’s available-for-sale investment portfolio and the one-time special dividend declared during the first quarter of 2022. The decrease was partially offset by an increase in retained earnings attributable to net income during the year and an increase in additional paid-in capital due to stock option exercises. Total common shares outstanding increased from 13,745,598, including 75,826 shares relating to unvested stock awards, at December 31, 2021, to 14,070,080, including 58,046 shares relating to unvested stock awards, at September 30, 2022. Excluding accumulated other comprehensive income, which primarily includes the impact of unrealized losses on the Company’s available-for-sale investment portfolio, total shareholders’ equity increased $24.3 million or 11.6% from December 31, 2021 to September 30, 2022.

Investment Securities

The Company maintains a primarily fixed income investment securities portfolio that had a total carrying value of $467.1 million at September 30, 2022 and $344.8 million at December 31, 2021. The investment portfolio is used as a source of liquidity, interest income, and credit risk diversification, as well as to manage rate sensitivity and provide collateral for secured public funds. Investment securities are classified as available-for-sale or held-to-maturity based on management’s investment strategy and management’s assessment of the intent and ability to hold the securities until maturity. Investment securities that we may sell prior to maturity in response to changes in management’s investment strategy, liquidity needs, interest rate risk profile or for other reasons are classified as available-for-sale. The Company also had restricted stock and equity securities within its investment securities portfolio with total carrying values of $4.4 million and $1.9 million, respectively, as of September 30, 2022 and $5.0 million and $1.9 million, respectively, as of December 31, 2021.

The Company purchased $207.9 million of investment securities during the nine months ended September 30, 2022, which were comprised of $151.1 million of mortgage-backed securities, $32.3 million of U.S. Treasuries, $12.9 million of collateralized mortgage obligation securities, $9.6 million of U.S. government and federal agency securities, and $2.0 million of corporate bonds. The Company had $46.9 million in maturities, calls and principal repayments on securities during the nine months ended September 30, 2022, which was comprised of $30.2 million of mortgage-backed securities, $9.9 million of collateralized mortgage obligation securities, $5.8 million of U.S. government and federal agency securities, and $1.0 million of municipal bonds.

The following table summarizes the amortized cost and fair value of the Company’s fixed income investment portfolio as of September 30, 2022 and December 31, 2021, respectively.

	September 30, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Held-to-maturity
U.S Treasuries	$6,000	$5,105	$6,000	$5,850
U.S. government and federal agencies	35,588	29,270	35,720	34,994
Collateralized mortgage obligations	21,924	17,769	25,606	25,072
Taxable municipal	6,076	4,736	6,089	5,895
Mortgage-backed	31,010	24,885	32,094	31,447
Total Held-to-maturity Securities	$100,598	$81,765	$105,509	$103,258
Available-for-sale
U.S Treasuries	$63,404	$58,819	$30,954	$30,543
U.S. government and federal agencies	38,717	34,456	34,803	34,537
Corporate bonds	3,000	2,692	1,000	1,031
Collateralized mortgage obligations	46,188	40,211	39,596	39,049
Tax-exempt municipal	4,996	4,373	5,007	5,262
Taxable municipal	608	578	1,653	1,685
Mortgage-backed	249,113	225,417	127,287	127,193
Total Available-for-sale Securities	$406,026	$366,546	$240,300	$239,300

In the prevailing rate environments as of September 30, 2022 and December 31, 2021, the Company’s investment portfolio had an estimated weighted average remaining life of approximately 4.6 years and 4.5 years, respectively.

The following table summarizes the maturity composition of our fixed income investment securities as of September 30, 2022, including the weighted average yield of each maturity band. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

	September 30, 2022
	Amortized	Fair	Weighted-Average
(Dollars in thousands)	Cost	Value	Yield
Held-to-maturity
Due in one year or less	$—	$—	—
Due after one year through five years	993	840	0.90%
Due after five years through ten years	42,260	35,082	1.12%
Due after ten years	57,345	45,843	1.40%
Total Held-to-maturity Securities	$100,598	$81,765	1.27%
Available-for-sale
Due in one year or less	$38	$38	2.00%
Due after one year through five years	99,559	92,262	1.79%
Due after five years through ten years	167,122	153,112	2.28%
Due after ten years	139,307	121,134	1.83%
Total Available-for-sale Securities	$406,026	$366,546	2.01%

Loan Portfolio

Gross loans, net of unearned income, increased $58.6 million or 3.5% to $1.73 billion as of September 30, 2022 compared to $1.67 billion as of December 31, 2021. Excluding PPP loans, gross loans held for investment net of unearned income increased $129.0 million or 8.1% from December 31, 2021 to September 30, 2022. PPP loans held for investment net of unearned income totaled $133 thousand at September 30, 2022, a decrease from $67.7 million at December 31, 2021.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial	$1,091,221	63.37%	$968,442	58.15%
Construction and land development	199,324	11.58%	231,090	13.87%
Residential	385,696	22.40%	342,491	20.56%
Commercial - Non Real Estate:
Commercial loans(1)	45,105	2.62%	122,945	7.38%
Consumer - Non-Real Estate:
Consumer loans	585	0.03%	586	0.04%
Total Gross Loans	$1,721,931	100.00%	$1,665,554	100.00%
Allowance for loan losses	(20,032)		(20,032)
Net deferred loan costs	3,183		915
Total net loans	$1,705,082		$1,646,437
(1)	Includes gross PPP loans of $138 thousand and $69.6 million as of September 30, 2022 and December 31, 2021, respectively.

The following table summarizes the contractual maturities of the loans as of September 30, 2022 by loan type. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The table also summarizes the fixed and floating rate composition of loans held for investment for contractual maturities greater than one year.

	September 30, 2022
		After 1	After 5
		Year	years	Maturing
	Within 1	Within 5	Within 15	After 15
(Dollars in thousands)	Year	Years	Years	Years	Total
Real Estate Loans:
Residential	$8,366	$37,252	$37,021	$303,057	$385,696
Commercial	49,462	220,010	808,952	12,797	1,091,221
Construction and land development	119,058	54,843	23,999	1,424	199,324
Commercial - Non-Real Estate:
Commercial loans	8,860	24,214	9,900	2,131	45,105
Consumer - Non-Real Estate:
Consumer loans	401	153	—	31	585
Total Gross Loans	$186,147	$336,472	$879,872	$319,440	$1,721,931

For Maturities Over One Year:
Floating rate loans		$142,652	$286,778	$306,791	$736,221
Fixed rate loans		193,820	593,094	12,649	799,563
		$336,472	$879,872	$319,440	$1,535,784

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

The Company’s asset quality remained strong through the third quarter of 2022. The Company did not have any nonperforming assets, which includes nonperforming loans and OREO, as of September 30, 2022 or December 31, 2021. As a result, the Company did not have any nonperforming loans, which consists of loans that are 90 days or more past due or loans placed on nonaccrual as of September 30, 2022 or December 31, 2021.

The Company did not have any nonaccrual loans as of September 30, 2022 or December 31, 2021 nor were there any loans placed on nonaccrual during those periods. A loan is placed on nonaccrual status when (i) the Company is advised by the borrower that scheduled principal or interest payments cannot be met, (ii) when management’s best judgment indicates that payment in full of principal and interest can no longer be expected, or (iii) when any such loan or obligation becomes delinquent for 90 days, unless it is both well-secured and in the process of collection. As a result, the Company did not have any interest income that would have been recognized on nonaccrual loans for the three and nine months ended September 30, 2022 or the three and nine months ended September 30, 2021.

The Company may, for economic or legal reasons related to a borrower’s financial condition, grant a concession to the borrower that it would not otherwise consider, which results in the related loan being classified as a TDR. All modifications are evaluated by management on a loan-by-loan basis to determine whether the loan modification constitutes a TDR. Total TDRs were $530 thousand and $549 thousand as of September 30, 2022 and December 31, 2021, respectively, and were performing in accordance with their modified terms as of those dates.

The following table summarizes the Company’s asset quality as of September 30, 2022 and December 31, 2021.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Nonaccrual loans	$—	$—
Loans past due 90 days and accruing interest	—	—
Other real estate owned and repossessed assets	—	—
Total nonperforming assets	$—	$—

Allowance for loan losses to nonperforming assets	NM	NM
Nonaccrual loans to gross loans	0.00%	0.00%
Nonperforming assets to period end loans and OREO	0.00%	0.00%

NM – Not meaningful

Allowance for Loan Losses

Refer to the discussion in the “Critical Accounting Policies and Estimates” section above for management’s approach to estimating the allowance for loan losses.

The Company recorded no net charge-offs during the nine months ended September 30, 2022 compared to $91 thousand for the nine months ended September 30, 2021. The Company recorded no net charge-offs during the three months ended September 30, 2022 or September 30, 2021. The allowance for loan losses was $20.0 million as of September 30, 2022 and December 31, 2021. The allowance for loan losses as a percentage of total gross loans net of unearned income as of September 30, 2022 and December 31, 2021 was 1.16% and 1.20%, respectively. The Company does not maintain an allowance on PPP loan balances, as they are 100% guaranteed by the SBA. Excluding PPP loan balances, the allowance for loan losses as a percentage of gross loans, net of unearned income was 1.16% and 1.25% at September 30, 2022 and December 31, 2021, respectively. The decrease in the allowance to outstanding loans, net of unearned income, was primarily due to improvement in risk ratings, net changes in historical loss data used in estimating the allowance for loan losses, and reduced pandemic related reserves, which was partially offset by net changes in qualitative adjustments as a result of economic uncertainty stemming from near-record levels of inflation and geopolitical instability.

The following table summarizes the Company’s loan loss experience by loan portfolio for the three months ended September 30, 2022 and September 30, 2021.

	September 30, 2022		September 30, 2021
	Net	Net	Net	Net
	(charge-offs)	(charge-off)	(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)	recoveries	recovery rate (1)
Real estate loans:
Commercial	$—	—	$—	—
Construction and land development	—	—	—	—
Residential	—	—	—	—
Commercial loans	1	0.01%	—	—
Consumer loans	—	—	—	—
Total	$1		$—

Average loans outstanding during the period	$1,684,796		$1,580,695
Allowance coverage ratio (2)		1.16%		1.23%
Total net (charge-off) recovery rate (1)		0.00%		—
Allowance to nonaccrual loans ratio(3)		NM		NM

NM – Not meaningful

(1)	The net (charge-off) recovery rate is calculated by dividing annualized total net (charge-offs) recoveries during the period by average gross loans outstanding during the period.
(2)	The allowance coverage ratio is calculated by dividing the allowance for loan losses at the end of the period by gross loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan losses at the end of the period by nonaccrual loans at the end of the period.

The following table summarizes the Company’s loan loss experience by loan portfolio for the nine months ended September 30, 2022 and September 30, 2021.

	September 30, 2022		September 30, 2021
	Net	Net	Net	Net
	(charge-offs)	(charge-off)	(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)	recoveries	recovery rate (1)
Real estate loans:
Commercial	$(1)	(0.00)%	$(90)	(0.01)%
Construction and land development	—	—	—	—
Residential	—	—	—	—
Commercial loans	1	0.00%	(1)	(0.00)%
Consumer loans	—	—	—	—
Total	$—		$(91)

Average loans outstanding during the period	$1,649,317		$1,586,240
Allowance coverage ratio (2)		1.16%		1.23%
Total net (charge-off) recovery rate (1)		(0.00)%		(0.01)%
Allowance to nonaccrual loans ratio(3)		NM		NM

NM – Not meaningful

(1)	The net (charge-off) recovery rate is calculated by dividing annualized total net (charge-offs) recoveries during the period by average gross loans outstanding during the period.
(2)	The allowance coverage ratio is calculated by dividing the allowance for loan losses at the end of the period by gross loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan losses at the end of the period by nonaccrual loans at the end of the period.

The following table summarizes the allowance for loan losses by portfolio with a comparison of the percentage composition in relation to total allowance for loan losses and total loans as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$13,435	69.08%	63.37%
Construction and land development	2,921	15.02%	11.58%
Residential	2,583	13.28%	22.40%
Commercial - Non-Real Estate:
Commercial loans	504	2.59%	2.62%
Consumer - Non-Real Estate:
Consumer loans	6	0.03%	0.03%
Unallocated	583	—	—
Total	$20,032	100.00%	100.00%

	December 31, 2021
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$13,091	67.48%	58.15%
Construction and land development	2,824	14.56%	13.87%
Residential	2,769	14.27%	20.56%
Commercial - Non-Real Estate:
Commercial loans	711	3.66%	7.38%
Consumer - Non-Real Estate:
Consumer loans	5	0.03%	0.04%
Unallocated	632	—	—
Total	$20,032	100.00%	100.00%

Management believes that the allowance for loan losses is adequate to absorb credit losses inherent in the portfolio as of September 30, 2022. There can be no assurance, however, that adjustments to the provision for loan losses will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; or changes in the circumstances of particular borrowers are criteria that could change and make adjustments to the provision for loan losses necessary.

Deposits

Total deposits increased $181.8 million or 9.7% to $2.06 billion as of September 30, 2022 compared to $1.88 billion as of December 31, 2021.

Non-interest bearing demand deposits increased $46.4 million or 9.5% to $535.2 million as of September 30, 2022 compared to $488.8 million at December 31, 2021. Non-interest bearing demand deposits represented 25.9% and 26.0% of total deposits at September 30, 2022 and December 31, 2021, respectively.

Interest-bearing deposits, which include NOW accounts, regular savings accounts, money market accounts, and time deposits, increased $135.4 million or 9.7% to $1.53 billion as of September 30, 2022 compared to $1.39 billion as of December 31, 2021. Interest-bearing deposits represented 74.1% and 74.0% of total deposits at September 30, 2022 and December 31, 2021, respectively.

The Company focuses on funding asset growth with deposit accounts, with an emphasis on core deposit growth, as its primary source of deposits. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, time deposits, reciprocal IntraFi Demand® deposits, IntraFi Money Market® deposits and IntraFi CD® deposits. Core deposits totaled $1.76 billion or 85.2% of total deposits and $1.64 billion or 86.3% of total deposits at September 30, 2022 and December 31, 2021, respectively.

The following table sets forth the average balances of deposits and the average interest rates paid for the three months ended September 30, 2022 and September 30, 2021.

	September 30, 2022		September 30, 2021
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$538,271		$470,476
Interest bearing:
NOW accounts	329,780	0.49%	277,117	0.29%
Money market accounts	377,736	0.76%	327,144	0.36%
Savings accounts	106,647	0.40%	87,935	0.34%
Time deposits	705,206	1.03%	649,963	0.55%
Total interest-bearing	1,519,369	0.80%	1,342,159	0.44%
Total	$2,057,640		$1,812,635

The following table sets forth the average balances of deposits and the average interest rates paid for the nine months ended September 30, 2022 and September 30, 2021.

	September 30, 2022		September 30, 2021
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$511,504		$437,905
Interest bearing:
NOW accounts	325,647	0.34%	255,791	0.31%
Money market accounts	389,535	0.52%	333,366	0.37%
Savings accounts	109,740	0.35%	76,910	0.37%
Time deposits	658,897	0.70%	663,257	0.71%
Total interest-bearing	1,483,819	0.55%	1,329,324	0.53%
Total	$1,995,323		$1,767,229

The following table sets forth the maturity ranges of certificates of deposit with balances of $250,000 or more as of September 30, 2022.

	September 30, 2022
(Dollars in thousands)	Total	Uninsured
Three months or less	$31,680	$19,180
Over three through 6 months	126,788	96,038
Over 6 through 12 months	79,777	63,527
Over 12 months	45,033	35,783
Total	$283,278	$214,528

The Company had estimated total uninsured deposits of $1.15 billion and $1.01 billion as of September 30, 2022, and December 31, 2021, respectively.

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

The rules adopted by the Federal Reserve require the Bank to maintain the following minimum capital ratios: (i) a ratio of common equity Tier 1 to risk-weighted assets of 4.5%, plus a 2.5% capital conservation buffer, resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of 7.0%, (ii) a ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the 2.5% capital conservation buffer, resulting in a minimum Tier 1 capital ratio of 8.5%, (iii) a ratio of total risk-based capital to risk-weighted assets of 8.0%, plus the 2.5% capital conservation buffer, resulting in a minimum total risk-based capital ratio of 10.5%, and (iv) a leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer, which was phased in ratably over a four year period beginning January 1, 2016, is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. As of September 30, 2022 and December 31, 2021, ratios of the Bank were in excess of the fully phased-in requirements.

The Basel III capital reforms also integrated the new capital requirements into the prompt corrective action provisions under Section 38 of the Federal Deposit Insurance Act. The Federal Reserve’s final rules (i) introduced a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well capitalized status, (ii) increased the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well capitalized status being 8.0%, and (iii) eliminated the provision that provided that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well capitalized. The minimum total capital to risk-weighted assets ratio (10.0%) and minimum leverage ratio (5.0%) for well capitalized status were unchanged by the final rules. As of September 30, 2022 and December 31, 2021, the most recent notification from the Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

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

Shareholders’ equity decreased $6.3 million or 3.0% to $202.2 million at September 30, 2022 compared to $208.5 million at December 31, 2021. The decrease in shareholders’ equity was primarily attributable to a $(30.5) million other comprehensive loss during the period as a result of changes in fair value in the Company’s available-for-sale investment portfolio caused by rising interest rates and dividends declared of $2.8 million. The decrease was partially offset by net income of $23.6 million and an increase in common stock and additional paid-in capital of $3.4 million due to option exercises.  Excluding accumulated other comprehensive income, total shareholders’ equity increased $24.3 million or 11.6% from December 31, 2021 to September 30, 2022.

In August of 2022, the Company’s Board of Directors authorized the extension of the Company’s stock repurchase program that was originally adopted in August of 2021. Under the stock repurchase program, the Company may repurchase up to 700,000 shares of its outstanding common stock, or 5.0% of outstanding shares as of September 30, 2022. The stock repurchase program will expire on August 31, 2023 or earlier if all the authorized shares have been repurchased. The Company has not repurchased any of its outstanding common stock under the program as of September 30, 2022.

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

The Company’s principal source of liquidity and funding is its deposit base. The level of deposits necessary to support the Company’s lending and investment activities is determined through monitoring loan demand. Liquidity needs are also met with cash and cash equivalents and unencumbered securities classified as available-for-sale. Liquid assets totaled $380.7 million as of September 30, 2022 compared to $299.3 million at December 31, 2021. These amounts represented 16.5% and 16.8% of total assets as of September 30, 2022 and December 31, 2021, respectively.

In addition to the liquidity provided by balance sheet cash flows, the Company supplements its liquidity with additional sources such as credit lines with the FHLB, the Reserve Bank and other correspondent banks. Specifically, the Company has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and the Reserve Bank. Based on collateral pledged as of September 30, 2022, the total FHLB available borrowing capacity was $374.6 million. Additional borrowing capacity with the Reserve Bank was approximately $27.3 million as of September 30, 2022. Undrawn lines of credit with other correspondent banks totaled $105.0 million at September 30, 2022.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the third fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in our Registration Statement on Form 10, as amended, which we filed with the SEC on April 18, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

4.1

Amended and Restated Employment Agreement, dated as of August 22, 2022, by and among John Marshall Bancorp, Inc., John Marshall Bank, and Kent D. Carstater (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2022).

4.2†	Employment Agreement, dated as of August 22, 2022, by and among John Marshall Bancorp, Inc., John Marshall Bank, and Andrew J. Peden.

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2022

JOHN MARSHALL BANCORP, INC.

By:	/s/ Christopher W. Bergstrom
Name:	Christopher W. Bergstrom
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kent D. Carstater
Name:	Kent D. Carstater
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)