Form 10-K
period 2022-12-31
John Marshall Bancorp, Inc.
filed 2023-03-23
CIK 1710482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price as reported on The Nasdaq Stock Market, LLC the aggregate market value of the Registrant's Common Stock held by non-affiliates on June 30, 2022 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $265.4 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of March 20, 2023 was 14,121,078.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-K of John Marshall Bancorp, Inc. (the “Company”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. These forward-looking statements are based on our beliefs and assumptions and on the information available to us at the time that these disclosures were prepared, and involve known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Should any known or unknown risks and uncertainties develop into actual events, those developments could have material adverse effects on our business, financial condition and results of operations. Factors that could have an adverse effect on the operations of the Company and its subsidiary include, but are not limited to, the following:

●	the concentration of our business in the Washington, D.C. metropolitan area and the effect of changes in the economic, political and environmental conditions on this market;
●	adequacy of our allowance for loan losses;
●	deterioration of our asset quality;
●	future performance of our loan portfolio with respect to recently originated loans;
●	the level of prepayments on loans and mortgage-backed securities;
●	liquidity, interest rate and operational risks associated with our business;
●	changes in our financial condition or results of operations that reduce capital;
●	our ability to maintain existing deposit relationships or attract new deposit relationships;
●	changes in consumer spending, borrowing and savings habits;
●	inflation and changes in interest rates that may reduce our margins or reduce the fair value of financial instruments;
●	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
●	additional risks related to new lines of business, products, product enhancements or services;
●	increased competition with other financial institutions and fintech companies;
●	adverse changes in the securities markets;
●	changes in the financial condition or future prospects of issuers of securities that we own;
●	our ability to maintain an effective risk management framework;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory structure and in regulatory fees and capital requirements;

●	compliance with legislative or regulatory requirements;
●	results of examination of us by our regulators, including the possibility that our regulators may require us to increase our allowance for loan losses or to write-down assets or take similar actions;
●	potential claims, damages, and fines related to litigation or government actions;
●	the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;
●	geopolitical conditions, including acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, negatively impacting business and economic conditions in the U.S. and abroad;
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts (such as the ongoing war between Russia and Ukraine) or public health events (such as COVID-19), and of governmental and societal responses thereto;
●	technological risks and developments, and cyber threats, attacks, or events;
●	the additional requirements of being a public company;
●	changes in accounting policies and practices;
●	our ability to successfully capitalize on growth opportunities;
●	our ability to retain key employees;
●	deteriorating economic conditions, either nationally or in our market area, including higher unemployment and lower real estate values;
●	implications of our status as a smaller reporting company and as an emerging growth company; and
●	other factors discussed in Item 1A. Risk Factors in this Form 10-K.

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

Part I

Item 1.Business

General Overview

John Marshall Bancorp, Inc. was organized as a Virginia corporation in 2016 to serve as the holding company for John Marshall Bank (the “Bank”). The Company and the Bank are each headquartered in Reston, Virginia (approximately 20 miles west of Washington, D.C.). The Company commenced operations as a bank holding company on March 1, 2017 following a reorganization transaction in which it became the Bank’s holding company. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of the Company. As a bank holding company, the Company is subject to regulation and supervision by the Federal Reserve. The Company has no material operations other than its sole ownership of the Bank. The Bank is a Virginia chartered commercial bank that commenced operations in 2006. The Bank is supervised and regulated by the Federal Reserve and the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Virginia BFI”).

We primarily serve small to medium-sized businesses, their owners and employees, professional corporations, non-profits and individuals with a broad range of banking products and financial services. Some of the products and services that we offer include commercial checking, savings and money market accounts, certificates of deposit, treasury and cash management services, commercial and industrial loans, commercial real estate loans, residential and commercial construction and development loans, online banking, and mobile banking. As of December 31, 2022, we had total consolidated assets of $2.35 billion, gross loans of $1.79 billion, total deposits of $2.07 billion and total shareholders’ equity of $212.8 million.

Market Area

A key factor in our ability to achieve our strategic goals and create shareholder value is the attractiveness of our market area. The market area in which we operate has seen considerable population and economic growth over the past several decades. The most recent economic data suggest that the relative economic strength of our market area will continue, enabling us to further grow our customer base and opportunities to grow our market share.

The Bank’s primary service area includes Arlington, Fairfax, Loudoun and Prince William counties in Virginia, Montgomery County in Maryland and the District of Columbia. The Bank has eight full service branch offices located in these contiguous cities or counties. The Bank has one loan production office in Arlington, Virginia.

Our primary service area comprises the majority of the population and household income of the Washington-Arlington-Alexandria, DC-VA-MD-WV (“Washington, D.C.”) Metropolitan Statistical Area (“MSA”). The Washington, D.C. MSA, according to U.S. Bureau of Economic Analysis data, ranked sixth among all MSAs for 2021 gross domestic product. According to data sourced from S&P Global Market Intelligence, among the largest MSAs ranked by gross domestic product (Chicago, Dallas, Los Angeles, New York and San Francisco), the Washington D.C. MSA ranked second for 2022 median household income at $115,601, third in 2022 to 2027 projected population growth at 4.1% and second in the percentage of inhabitants 25 or older with a bachelor’s degree or higher educational attainment at 50%. According to the U.S. Bureau of Labor Statistics, the Washington, D.C. MSA’s November 2022 unemployment rate was 3.1%, the second lowest among the aforementioned MSAs.

Based upon Federal Deposit Insurance Corporation (the “FDIC”) data as of June 30, 2022, the Washington D.C. MSA housed $299 billion of deposits, with the top five financial institutions controlling 65.1%. At June 30, 2022, our deposits were $2.04 billion, ranked 18th in the MSA and represented a 0.7% market share. Eleven of the seventeen banks ranked ahead of the Company are headquartered outside of the Washington, D.C. MSA. Our market area has experienced a significant degree of banking consolidation over the last several decades. Since the Company’s inception, banking assets in excess of $43 billion have been acquired. We believe that as financial institutions are merged with or acquired by remote, larger institutions, their customers can become further removed from the point of decision making. The consolidation trend provides an opportunity for the Company to execute a focused strategy of offering personalized services to attract potential customers who are underserved or dissatisfied.

Given the Company’s proximity to Washington, D.C., the federal government has both contributed to the growth and played a stabilizing role in our market area’s economy. In recent years, local governments have made great strides in diversifying their local economies. Virginia Tech selected the City of Alexandria as the site for its innovation campus which aims to graduate 25,000 new bachelor’s and master’s students in computer science and related fields over the next 20 years. The $1 billion, 600,000 square foot campus will confer over 850 graduate degrees annually and provide talent to spur further technology growth. By 2030, Amazon’s headquarters in Arlington County is expected to occupy at least 4 million square feet of office space. Fairfax County is home to ten Fortune 500 company headquarters. Loudoun County is known as “data center alley” as it has the world’s highest concentration of data centers with more than 25 million square feet of data center space. Prince William County has partnered with George Mason University to found the Prince William Science Accelerator, a fast-growing biotechnology cluster to foster the study of life sciences.

We believe the size, growth, economic diversity and banking consolidation within the Washington, D.C. MSA, when combined with our business strategy, provide us with excellent opportunities for long-term, sustainable growth.

Strengths

We believe that we are well-positioned to execute our banking strategy as a result of our competitive strengths:

●	Experienced management team. Our executive management team brings decades of in-market experience. Christopher W. Bergstrom, our President and Chief Executive Officer, has a banking career spanning nearly 41 years. Mr. Bergstrom joined the Company in 2018. Prior to joining the Company, Mr. Bergstrom served in executive management capacities at banks in our market area that were significantly larger than the Company. Andrew J. Peden, our Chief Banking Officer, has over 20 years of banking experience, all of it in the Washington, D.C. MSA. He joined the Company in 2018. Kent D. Carstater, our Chief Financial Officer, has over 25 years of financial services experience as a commercial banker and investment banker. He joined the Company in 2016. Messrs. Bergstrom, Peden and Carstater have deepened the management team by recruiting experienced financial services professionals who have demonstrated their ability to drive organic growth, improve operating efficiencies and establish a robust risk management framework.
●	Disciplined credit culture. In originating loans, our relationship managers focus on experienced business owners with demonstrated capacity to fulfill their financial obligations. Loan officers have relatively low individual discretionary loan authority levels, which generally results in loan committee vetting to uphold appropriate structure and terms prior to approval. Loan committee meetings are held regularly and on an as-needed basis to promote prompt decisions. We utilize an independent, nationally recognized independent loan review firm to validate our risk ratings and assess our underwriting and loan administration. We believe that our rigorous underwriting and diligent monitoring of the loan portfolio have created a “credit first” mentality that permeates the Company and is reflected in our asset quality statistics. The fourth quarter of 2022 marked the thirteenth consecutive quarter that the Company had no non-performing loans, other real estate owned or loans 30 days or more past due. In each of the past five fiscal years, net charge-offs have not exceeded 0.07% of gross loans.
●	Conservative balance sheet. The Company’s balance sheet provides the foundation for prudent growth. The Bank’s capital ratios exceed the thresholds required of a well capitalized institution. As of December 31, 2022, the Bank had the capacity to add over $875 million of risk-weighted assets to its balance sheet and still maintain well capitalized status. The Company has ample liquidity to meet its obligations and fund anticipated loan growth. As of December 31, 2022, the Bank had over $395 million of liquid assets, defined as cash and unpledged securities, over $385 million of available secured borrowing facilities and over $75 million of available unsecured borrowing facilities. Management believes the Company’s balance sheet is well-positioned for organic growth and potential acquisitions.
●	Proven ability to grow. We have demonstrated an ability to grow our loans and deposits. For the five year period ended December 31, 2022, the Company’s compound annual growth rates in assets, loans, deposits and non-interest bearing deposits were 14.9%, 12.2%, 18.2% and 22.2%, respectively. Our team of professionals has been an important driver of our organic growth by developing banking relationships with current and potential customers. We believe our ability to recruit and retain talented, customer service-oriented professionals has been at the core of our growing and expanding banking relationships.

●	Strong earnings. The Company reported net income of $8.2 million for the three months ended December 31, 2022, an 8.7% increase over the $7.5 million reported for the three months ended December 31, 2021. Fourth quarter 2022 earnings represented the Company’s sixteenth consecutive quarter of record earnings. Annualized return on average assets (“ROAA”) was 1.40% and annualized return on average equity (“ROAE”) was 15.65% for the three months ended December 31, 2022. Annualized ROAA is calculated by dividing annualized fourth quarter reported net income by quarter-to-date average assets. Annualized ROAE is calculated by dividing annualized fourth quarter reported net income by quarter-to-date average equity. Earnings per diluted share for the three months ended December 31, 2022 were $0.58, a 7.4% increase over the $0.54 reported for the three months ended December 31, 2021. The Company reported net income of $31.8 million for the twelve months ended December 31, 2022, a 24.9% increase over the $25.5 million reported for the twelve months ended December 31, 2021. Our ROAA was 1.40% and ROAE was 15.18% for the twelve months ended December 31, 2022. Earnings per diluted share for the twelve months ended December 31, 2022 were $2.25, a 22.9% increase over the $1.83 reported for the twelve months ended December 31, 2021.
●	Attractive markets. As of June 30, 2022, the most recent FDIC data available, the Washington, D.C. MSA had $299 billion in deposits. Owing in large part to the presence of the United States government, the unemployment rate in the Washington, D.C. MSA has consistently been lower than that of the country as a whole. The Washington, D.C. MSA has undergone a significant amount of bank consolidation in the past several decades. These mergers and acquisitions can disenfranchise customers as the decision makers and procedures of the selling institutions are made to conform to those of the acquiring institutions. This dislocation creates additional opportunities for the Company to develop new business relationships with dissatisfied customers and to hire experienced banking professionals.

Business Strategy

The Company’s goal is to enhance its franchise and shareholder value by achieving significant growth in assets and profitability while maintaining strong asset quality and providing exceptional customer experiences. We embrace innovation and provide value-added solutions our customers need and expect. We intend to execute on this goal by focusing on the following objectives:

●	Maintain financial and credit quality discipline. We are committed to being a high performing bank, with above average growth and returns. For the year ended December 31, 2022, the Company achieved record earnings of $31.8 million, which resulted in ROAA and ROAE of 1.40% and 15.18%, respectively. We will strive continue to grow our loan and deposit portfolios, but will do so in a disciplined manner. Gross loans net of unearned income and excluding U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans grew $190.6 million or 11.9% during 2022. Total assets and total deposits grew 9.3%, and 9.9%, respectively, during 2022. The Company’s asset quality remains outstanding, with the fourth quarter of 2022 marking the 13th consecutive quarter with no non-performing loans, other real estate owned or loans 30 or more days past due.
●	Hire experienced commercial banking officers. Our growth strategy centers around the hiring of highly experienced, local banking professionals with successful track records and established customer relationships with small to medium-sized businesses, their owners, professionals and non-profits. We anticipate that these officers will be able to attract customers with whom they have built relationships over the years, enhancing our loan and deposit production. We typically hire one or more officers for a specific target sub-market or business segment and then, if applicable, establish a branch office to support business generation once a significant market presence has been established. This strategy allows us to open branch offices that are profitable at or shortly after opening, further enhancing our franchise value as we continue to grow.
●	Expand in high growth markets. The market areas in which the Company operates and those contemplated for potential expansion are characterized by high concentrations of small to medium-sized businesses, professionals or non-profits. The Company will look for opportunities to expand its franchise in these markets on a selective and opportunistic basis. While the Company has not completed any acquisitions to date, it has, on several occasions, investigated and engaged in discussion with respect to the possibility of such acquisitions, and it expects that it may do so in the future. We may seek additional branching opportunities, centered on experienced lending officers with a significant portfolio of commercial customers. We plan to increase our market share by selective expansion, and by establishing and marketing commercial loan, deposit and cash management products and services, with a high level of personal service, to our desired customer base.
●	Maintain commercial bank, customer-centric orientation among specific segments in our communities. The banking market in the Washington, D.C. MSA has experienced significant consolidation among financial institutions over the last several decades. We compete against larger banks operating in our market by targeting specific customer segments and minimizing layers of management and distance between the customer and the Bank’s decision makers. The Bank is a commercially oriented bank focused on the following customer segments: small to medium-sized businesses, professional services, builders and developers, associations, government contractors, health services companies, nonprofits, private schools, property management companies, trade contractors and title companies. We leverage personal relationships established by our officers, directors and employees with our customers. We strive to provide innovative products and value-added advice to our customers. We believe that the larger financial institutions’ desire to realize efficiencies oftentimes results in more distance and delay in serving customers. Our strategic focus, coupled with the dislocation caused by bank consolidation in our market area, provides an excellent opportunity for the Company to gain market share through a more timely delivery of customer-driven products and services through a personalized sales approach.
●	Continue to leverage our infrastructure and drive profitability. Since our inception, our management team has been successful in implementing its high-touch, technology focused approach to serving customers while maintaining cost consciousness throughout the organization, thereby achieving profitability and return metrics above peer averages. We are able to successfully execute this strategy because of our customers’ limited need for an expansive retail branching network. Our branch-lite strategy allows us to invest in and leverage our digital platform. We have been able to enhance the customer experience through services such as remote deposit capture, mobile banking, online banking, sophisticated internet-based cash management systems and same day Automated Clearing House (ACH), electronic funds transfers. The Company’s successful deployment of technology has enabled us to grow our balance sheet and increase returns by lowering overhead ratios. For the year ended December 31, 2022, the Company’s efficiency and overhead-to-average assets ratios were 44.2% and 1.40%, respectively. The Company’s efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income. The Company’s overhead-to-average asset ratio is calculated by dividing non-interest expense by average assets.

Competition

The banking business is highly competitive, and we face competition in our market area from many other local, regional, and national financial institutions. Competition among financial institutions is based on interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking services, and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, finance companies, including “fintech” companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as regional and national financial institutions that operate offices in our market area and elsewhere. The competing major commercial banks have greater resources that may provide them a competitive advantage by enabling them to maintain numerous branch offices, mount extensive advertising campaigns and invest in new technologies. The increasingly competitive environment is the result of changes in regulation, changes in technology and product delivery systems, additional financial service providers, and the accelerating pace of consolidation among financial services providers.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer most types of financial services, including banking, securities underwriting and insurance. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.

Some of our non-banking competitors, such as fintech companies, have fewer regulatory constraints and may have lower cost structures. In addition, some of our competitors have assets, capital and lending limits greater than that of the Bank, have greater access to capital markets and can offer a broader range of products and services than the Bank. These institutions may have the ability to finance wide-ranging advertising campaigns and may also be able to offer lower rates on loans and higher rates on deposits than we can offer.

We compete with these institutions by focusing on our position as an independent, commercial business bank and rely upon relationships established by our officers, directors, and employees with our customers, promotional activities and specialized services tailored to meet the needs of the customers we serve. We strive to provide innovative products to our customers that are value-driven. We actively cultivate relationships with our customers that extend beyond a single loan to a full suite of products that serve the needs of our commercial customers. Our goal is to develop long-standing connections with our customers and the communities that we serve. Our management believes that we can compete effectively as a result of local market knowledge, local decision making, awareness of customer needs, and by providing exceptional customer experiences.

Our Products and Services

We emphasize providing commercial banking services. Our dedicated relationship managers serve as direct points of contact for owners, management and employees of small and medium-sized businesses. We provide subject matter expertise in a variety of niche industries including charter and private schools, government contractors, health services, nonprofits and associations, professional services, property management companies, and title companies. We focus on customers living and working in and near our service area. We offer retail banking services to accommodate the needs of both corporate customers as well as individuals residing and working in the communities we serve. We also offer online banking, mobile banking and a remote deposit service, which allows customers to facilitate and expedite deposit transactions through the use of electronic devices. A sophisticated suite of treasury management products is a key feature of our customer focused, relationship driven marketing. We have partnered with experienced service providers in both insurance and merchant services to further augment the products available to our customers.

Lending Services

We provide a range of commercial lending services, including commercial real estate loans, residential and commercial construction and development loans, commercial and industrial loans, and residential mortgage loans to customers generally located or conducting business in our market area. Loan terms, including interest rates, loan-to-value ratios, and maturities, are tailored as much as possible to meet the needs of the borrower. A special effort is made to keep loan products as flexible as possible within the guidelines of prudent banking practices in terms of interest rate risk and credit risk.

When considering loan requests, the primary factors taken into consideration are the cash flow and financial condition of the borrower, the value of the underlying collateral, if applicable, and the character and integrity of the borrower. These factors are evaluated in a number of ways including an analysis of financial statements, credit reviews, trade reviews, and visits to the borrower’s place of business. We have implemented comprehensive loan policies and procedures to provide our loan officers with term, collateral, loan-to-value and pricing guidelines. The policy and sound credit analysis, together with independent, third-party loan review, have resulted in a profitable loan portfolio with minimal delinquencies or problem loans.

Our lending activities are subject to risks, with the most significant risks associated with higher credit risk related to our commercial and real estate lending focus, a high concentration of loans to a small number of borrowers, and lack of seasoning in the portfolio.

Commercial business and commercial real estate loans may involve relatively large loan balances to individual or groups of related borrowers. The repayment of commercial business and commercial real estate loans depends on the successful management and operation of the borrower’s business or properties. The creditworthiness of a borrower is affected by many outside factors, including local market conditions and general economic conditions. If the overall economic climate in the United States, generally, or our market area, specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease or fluctuate in value, or become illiquid or more difficult to appraise, and the level of nonperforming loans, charge-offs and delinquencies could rise and require additional provisions for credit losses.

Our 10 largest borrowing relationships account for approximately 12.2% of our loans as of December 31, 2022. With this concentration of credit risk among a limited number of borrowers, we may face a greater risk of material credit losses if any one or several of these borrowers fail to perform in accordance with their loans, compared to a bank with a more diversified loan portfolio.

In addition, approximately 67.1% of the loans in our loan portfolio were first originated during the past three years. While we believe our underwriting standards are designed to manage normal lending risks, it is difficult to assess the future performance of our loan portfolio due to the recent origination of many of our loans. As a result, it is difficult to determine whether these loans will become non-performing or delinquent, or whether we will hold non-performing or delinquent loans that may adversely affect our future performance.

Refer to the Loan Portfolio section within Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the composition of our loan portfolio as of December 31, 2022 and 2021.

Our aim is to build and maintain a commercial loan portfolio consisting of term loans, demand loans, lines of credit and commercial real estate loans provided to primarily locally-based borrowers. These types of loans are generally considered to have a higher degree of risk of default or loss than other types of loans, such as well underwritten, prime residential real estate loans, because repayment may be affected by general economic conditions, interest rates, the quality of management of the business and other factors which may cause a borrower to be unable to repay its obligations. Traditional installment loans and personal lines of credit are available on a selective basis. General economic conditions can directly affect the quality of a small and mid-sized business loan portfolio.

Loan business is generated primarily through direct-calling efforts and referrals. Referrals of loan business come from directors, current customers and professionals such as lawyers, accountants and financial intermediaries.

At December 31, 2022, the Bank’s statutory lending limit to any single borrower was approximately $42.5 million, subject to certain exceptions provided under applicable law. As of December 31, 2022, the Bank’s credit exposure to its largest borrower was $25.9 million.

Commercial Loans. Commercial loans are written for any prudent business purpose, including the financing of plant and equipment, the carrying of accounts receivable, contract administration, and the acquisition and construction of real estate projects. Special attention is paid to the commercial real estate market, which is particularly active in the Washington, D.C. MSA. The Bank’s commercial loan portfolio reflects a diverse group of borrowers with no concentration in any borrower, or group of borrowers.

The lending activities in which we engage carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Federal Reserve and general economic conditions, nationally and in our primary market area, will have a significant impact on our results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank. To the extent that loans are secured by real estate, adverse conditions in the real estate market may reduce the ability of the borrower to generate the necessary cash flow for repayment of the loan, and reduce our ability to collect the full amount of the loan upon a default. To the extent that the Bank makes fixed rate loans, general increases in interest rates will tend to reduce our spread as the interest rates we must pay for deposits increase while interest income is flat. Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.

We constantly strive to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of an economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include carefully enforcing loan policies and procedures, evaluating each borrower’s industry and business plan during the underwriting process, identifying and monitoring primary and alternative sources for repayment, and obtaining collateral that is margined to minimize loss in the event of liquidation.

Commercial real estate loans will generally be owner occupied or managed investment transactions with a principal reliance on the borrower’s ability to repay, as well as prudent guidelines for assessing real estate values. Risks inherent in managing a commercial real estate portfolio primarily relate to either sudden or gradual drops in property values as a result of a general or local economic downturn. A decline in real estate values can cause loan-to-value margins to increase and diminish the Bank’s equity cushion on both an individual and portfolio basis. The Bank attempts to mitigate commercial real estate lending risks by carefully underwriting each loan of this type to address the perceived risks in the individual transaction. Generally, the Bank requires a loan-to-value ratio of 75% of the lower of an appraisal or cost. A borrower’s ability to repay is carefully analyzed and policy generally calls for an ongoing cash flow to debt service requirement of at least 1.10:1.0. An approved list of commercial real estate appraisers selected on the basis of consistent standards has been established. Each appraisal is scrutinized in an effort to ensure current comparable market values.

As noted above, commercial real estate loans are generally made on owner occupied or managed investment properties where there is both a reliance on the borrower’s financial health and the ability of the borrower and the business to repay. The Bank generally requires personal guarantees on all commercial loans as a matter of policy; exceptions to policy are documented. Most borrowers are required to forward annual corporate, partnership and personal financial statements to comply with Bank policy and enforced through loan covenants. Interest rate risks to the Bank are mitigated by using either floating interest rates or by fixing rates, generally less than 10 years. While loan amortizations may be approved for up to 360 months, loans generally have a call provision (maturity date) of 10 years or less. Specific and non-specific provisions for loan loss reserves are generally set based upon a methodology developed by management and approved by the board of directors and described more fully under “Critical Accounting Policies and Estimates” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K. At December 31, 2022, approximately 20.5% of our loan portfolio related to owner occupied commercial real estate loans, and approximately 37.1% of our loan portfolio related to managed investment commercial real estate.

Stress testing remains an important component of our organization, including oversight of commercial real estate loans. We have incorporated stress testing into our traditional risk management procedures, which examine the commercial real estate portfolio for expected losses, provision levels, criticized or classified loans, and loan concentrations. Our loan level stress tests are conducted quarterly and assess the impact to capital, if any, resulting from decreased collateral value or debt service coverage under various economic scenarios.

Construction and Development Loans. We offer fixed and adjustable rate residential and commercial construction loan financing to builders and developers and to consumers who wish to build their own home. The term of construction and development loans generally is limited to maximum of 24 months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon the sale of the property. We believe that construction and development loans generally carry a higher degree of risk than long-term financing of stabilized, rented, and owner-occupied properties because repayment depends on the ultimate completion of the project and usually on the subsequent sale of the property. Specific risks include:

●	cost overruns;
●	mismanaged construction;
●	inferior or improper construction techniques;
●	economic changes or downturns during construction;
●	a downturn in the real estate market;
●	rising interest rates which may prevent sale of the property; and
●	failure to sell or stabilize completed projects in a timely manner.

We attempt to reduce risk associated with construction and development loans by obtaining personal guaranties and by keeping the maximum loan-to-value ratio at or below 75% of the appraised value and maximum loan-to-cost ratio at or below 85%, depending on the project type. All construction loans are administered by a centralized department within the Bank that is comprised of experienced loan administrators that specialize in residential, commercial and consumer construction project oversight.  Further, all construction loans are loaded into, and managed on, a third party, nationally recognized construction loan administration platform, which is a fintech solution that provides a unique customer experience, consistency in loan administration, and risk management through portfolio monitoring, market/asset type/borrower concentration analysis, and disbursement efficiency. Finally, the Bank works with highly sophisticated sponsors that are experienced, well capitalized, and positioned to manage through a downturn. As of December 31, 2022, construction and development loans made up approximately 11.0% of our loan portfolio.

Commercial Term Loans. We provide funds for equipment and general corporate needs. This loan category is designed to support borrowers who have a proven ability to service debt over a term generally not to exceed 60 months. The Bank generally requires a first lien position on all collateral and guarantees from owners having at least a 20% interest in the involved business. Interest rates on commercial term loans are generally floating, or are fixed for a term not to exceed five years. Management carefully monitors industry and collateral concentrations to avoid loan exposures to a large group of similar industries and/or similar collateral. Commercial loans are evaluated for historical and projected cash flow attributes, balance sheet strength, and primary and alternate resources of personal guarantors. Commercial term loan documents require borrowers to forward regular financial information on both the business and on personal guarantors. Loan covenants require at least annual submission of complete financial information and in certain cases this information is required more frequently, depending on the degree to which the Bank requires information for monitoring a borrower’s financial condition and compliance with loan covenants. Collateral borrowing certificates may be required to monitor certain collateral categories on a monthly or quarterly basis. Key person life insurance is required as appropriate and as necessary to mitigate the risk of loss of a primary owner or manager.

Commercial Lines of Credit. We finance a business borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory. In addition to the risks inherent in term loan facilities, line of credit borrowers typically require additional monitoring to protect the lender against increasing loan volumes and diminishing collateral values. Commercial lines of credit are generally revolving in nature and require close scrutiny. The Bank usually requires an annual out of debt period (for seasonal borrowers) or regular financial information (monthly or quarterly financial statements, borrowing base certificates, etc.) for borrowers with more growth and greater permanent working capital financing needs. Advances against collateral are generally in the same percentages as in term loan lending. Lines of credit and term loans to the same borrowers are typically cross-defaulted and cross-collateralized. Industry and collateral concentration, general and specific reserve allocation and risk rating disciplines are the same as those used in managing the commercial term loan portfolio. Interest rate charges on this group of loans generally float at a factor at or above the prime lending rate, subject in many cases to a minimum rate. Generally, personal guarantees are required on these loans.

Combined, commercial term loans and lines of credit represent approximately 2.5% of our loan portfolio as of December 31, 2022.

Mortgage Lending. The Bank originates, funds and services non-conforming 1-4 family residential mortgage loans for its own portfolio. Such loans are generally made at no more than the lesser of 80% loan to collateral value or cost. Mortgage loans are underwritten with full documentation, including verification of income and assets. Although the mortgage loans the Bank originates often carry amortization periods of up to 30 years, interest rate risk is controlled through balloon payments or interest rate adjustments of generally six years or less. At December 31, 2022, Bank originated 1-4 residential mortgage loans represented 6.2% of our loan portfolio.

The Bank also purchases and services 5/1, 7/1 and 10/1 adjustable rate mortgages. These mortgages are made on primary residences within our market area and are subject to a strict, uniform set of underwriting criteria. Management views purchased mortgages as a managed risk means of diversifying our earning asset portfolio and achieving a yield, net of the amortized premium, superior to that which may be available in the fixed income market. At December 31, 2022, approximately 14.4% of our loan portfolio related to purchased mortgages.

Other Loans. Loans are considered for any worthwhile personal or business purpose on a case-by-case basis, such as the financing of equipment, receivables, contract administration expenses, and automobile financing. Consumer credit facilities are underwritten to focus on the borrower’s credit record, length of employment and cash flow to debt service. Car, residential real estate and similar loans generally require advances of the lesser of 80% loan to collateral value or cost.

Investment Activities

We manage our securities portfolio and cash to, in order of priority, ensure the safety and preservation of invested principal, maintain adequate liquidity and focus on yield and returns. Specific goals of our investment portfolio are as follows:

●	provide a ready source of balance sheet liquidity, ensuring adequate availability of funds to meet fluctuations in loan demand, deposit balances and other changes in balance sheet volumes and composition;
●	serve as a means for diversification of our assets with respect to credit quality, maturity and other attributes;
●	serve as a tool for modifying our interest rate risk profile pursuant to our established policies; and
●	provide collateral to secure local governmental agency and business deposits.

The securities in which the Company may invest are subject to regulation and are limited to securities which are considered investment grade securities. Our investment portfolio is comprised primarily of U.S. Treasury bonds, U.S. government agency securities and mortgage-backed or collateralized mortgage obligation securities issued by government-sponsored entities, though we may hold other securities, such as municipal bonds, certificates of deposit and corporate debt securities.

Our investment policy is reviewed annually by our board of directors. The Company’s board of directors has delegated the responsibility of monitoring our investment activities to management consistent with the requirements of the Bank’s Asset Liability Management policy. Day-to-day activities pertaining to the securities portfolio are conducted under the supervision of our Chief Financial Officer and Chief Executive Officer. We actively monitor our investments on an ongoing basis to identify any material changes in the securities. We also review our securities for potential other-than-temporary impairment at least quarterly.

Deposit Activities

Deposits sourced through our relationship managers and obtained through bank offices have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. In order to serve the needs of its customers, the Bank offers several types of deposit accounts including demand, NOW, money market and savings accounts as well as certificates of deposit. The Bank typically pays a competitive rate on the interest-bearing deposits. As a relationship-oriented organization, we seek to obtain deposit relationships with our loan customers. We offer a full range of consumer and commercial deposit products, including online banking with free bill pay, cash management with the means to detect and prevent fraud, sweep accounts, wire transfer, check imaging and remote deposit capture. Through our membership in the IntraFi Network®, we can arrange FDIC insurance of up to $150 million of transaction deposits, certificates of deposits or some combination of the two.

As the Bank’s overall balance sheet positions dictate, we may become more or less competitive in our interest rate structure as our liquidity position changes. Additionally, we may use wholesale or municipal deposits to augment our funding position or achieve a desired interest rate risk management position.

Refer to Risks Related to Funding and Liquidity – “Our deposit portfolio includes significant concentrations and a large percentage of our deposits are attributable to a relatively small number of customers” for discussion of the concentration risk in our deposit portfolio.

Other Services

The Bank has an ownership interest in one of the nation’s largest privately-owned insurance agencies. Through this investment we are able to offer our customers a broad array of business and personal insurance. Also, through third- party networks, we offer our customers access credit and purchase card products.

Our technology products include, among other things, remote deposit capture, sophisticated online internet-based cash management systems, mobile banking, and deposit sweep services that allow businesses to earn interest on their excess funds. Typically, we provide our remote deposit capture hardware and software to our commercial customers free of charge, which provides current and potential customers with a convenient means to bank with us.

Community Reinvestment Act

The Company is committed to serving the banking needs of the communities in which we are located, including low and moderate income areas, and is a supporter of the Community Reinvestment Act (“CRA”). There are several ways in which the Company attempts to fulfill this commitment, including funding no-fee checking accounts, free ATM usage worldwide, mortgage products subject to maximum income limit, small business loans, financing of affordable housing projects, and becoming involved with local groups that support community outreach programs.

The Company encourages its directors and officers to participate in community, civic and charitable organizations. Management and members of our board of directors periodically review the various CRA activities of the Company, including its credit granting process and its involvement with community leaders on a personal level.

Risk Management

We believe that effective risk management is of primary importance. Risk management refers to the activities by which we identify, measure, monitor, evaluate and manage the risks we face in the course of our banking activities. These include liquidity, interest rate, credit, operational, compliance, cybersecurity, regulatory, strategic, financial and reputational risk exposures. Our board of directors, both directly and through its committees, is responsible for overseeing our risk management processes, including quarterly enterprise risk management assessments and annual cyber, Bank Secrecy Act (“BSA”)/anti-money laundering and third-party risk assessments, with each of the committees of our board of directors assuming a different and important role in overseeing the management of the risks we face.

The Audit Committee of our board of directors is responsible for overseeing risks associated with financial matters (particularly financial reporting, accounting practices and policies, disclosure controls and procedures and internal control over financial reporting). The Compensation Committee of our board of directors has primary responsibility for risks and exposures associated with our compensation policies, plans and practices, regarding both executive compensation and our compensation structure generally. In particular, our Compensation Committee, in conjunction with our President and Chief Executive Officer, as appropriate, reviews our incentive compensation arrangements to ensure these programs are consistent with applicable laws and regulations, including safety and soundness requirements, and do not encourage imprudent or excessive risk-taking by our employees. The Nominating Committee of our board of directors oversees risks associated with the independence of our board of directors and potential conflicts of interest.

Our senior management is responsible for implementing our risk management processes, including by assessing and managing the risks we face, including strategic, operational, regulatory, investment and execution risks, on a day-to-day basis, and reporting to our board of directors regarding our risk management processes. Our senior management is also responsible for creating and recommending to our board of directors for approval appropriate risk appetite metrics reflecting the aggregate levels and types of risk we are willing to accept in connection with the operation of our business and pursuit of our business objectives.

The role of our board of directors in our risk oversight is consistent with our leadership structure, with our President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and the other members of senior management having responsibility for assessing and managing our risk exposure, and our board of directors and its committees providing oversight in connection with those efforts. We believe this division of risk management responsibilities presents a consistent, systemic and effective approach for identifying, managing and mitigating risks throughout our operations.

We believe a disciplined and conservative underwriting approach has been the key to our strong asset quality. Credit risk is the risk that borrowers or counterparties will be unable or unwilling to repay their obligations in accordance with the underlying contractual terms and the risk that credit assets will suffer significant deterioration in market value. We manage and control credit risk in our loan portfolio by adhering to well-defined underwriting criteria and account administration standards established by management, and approved by the board of directors. Our written loan policies document underwriting standards, approval levels, exposure limits and other limits or standards deemed necessary and prudent. Portfolio diversification is actively managed to mitigate concentration risk. In addition, credit risk management includes an independent credit review process that assesses compliance with policies, risk rating standards and other critical credit information. In addition to implementing risk management practices that are based upon established and sound lending practices, we adhere to sound credit principles. We evaluate our customers’ borrowing needs and capacity to repay, in conjunction with their character and history. Our management and board of directors place significant focus on maintaining a healthy risk profile and ensuring sustainable growth. Our risk appetite seeks to balance the risks necessary to achieve our strategic goals while ensuring that our risks are appropriately managed and remain within our defined limits.

Our management of interest rate and liquidity risk is overseen by our Asset and Liability Committee, based on a risk management infrastructure approved by our board of directors that outlines reporting and measurement requirements. In particular, this infrastructure reviews financial performance, trends and significant variances to budget; reviews and recommends for board approval risk limits and tolerances; reviews ongoing monitoring and reporting regarding our performance with respect to these areas of risk, including compliance with board-approved risk limits and stress-testing; ensures annual back-testing and independent validation of models at a frequency commensurate with risk level; reviews and recommends our contingency funding plan; establishes wholesale borrowing limits to be submitted to the board of directors; and reviews information and reports submitted for the purpose of identifying, investigating, and assuring remediation, to its satisfaction, of errors or irregularities, if any.

Emerging Growth Company Status

We qualify as an “emerging growth company” under the JOBS Act and as defined in Section 2(a) of the Securities Act. For as long as we are an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies.

As an emerging growth company:

●	we may present as few as two years of audited financial statements and two years of related management discussion and analysis of financial condition and results of operations, in contrast to other reporting companies which must provide audited financial statements for three fiscal years;
●	we are exempt from the requirement to obtain an attestation and report from our auditors on management’s assessment of our internal control over financial reporting under the Sarbanes-Oxley Act of 2002;
●	we are permitted to provide less extensive disclosure about our executive compensation arrangements; and
●	we are permitted to include less extensive narrative disclosures than required of other reporting companies, including with respect to executive compensation.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the end of the first fiscal year during which we have total annual gross revenues of $1.07 billion or more, (ii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (iii) the date on which we are deemed to be a “large accelerated filer” as defined in Exchange Act Rule 12b-2.

In addition to the relief described above, the JOBS Act permits us an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected not to take advantage of this extended transition period, which means that the financial statements included in this Form 10-K, as well as any financial statements that we file in the future, will be subject to all new or revised accounting standards generally applicable to public companies.

See Item 1A, Risk Factors, of this Form 10-K for more information on emerging growth companies.

Employees

As of December 31, 2022, we had 139 full-time employees and 2 part-time employees. None of our employees is covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

We provide a competitive compensation and benefits program to our employees. In addition to salaries, these programs include annual bonus opportunities, a 401(k) plan with an employer matching contribution, healthcare and insurance benefits, profit sharing, flexible spending accounts, paid time off and an employee assistance program.

General Corporate Information

Our principal executive offices are located at 1943 Isaac Newton Square, Suite 100, Reston, Virginia 20190 and our telephone number at that address is (703) 584-0840. Additional information can be found on our website: www.johnmarshallbank.com. Information on our website or any other website is not incorporated by reference herein and does not constitute a part of this Form 10-K.

Public Information

Our Securities and Exchange Commission (“SEC”) filings are available to the public on the SEC’s Internet site at http://www.sec.gov. You may also obtain these documents, free of charge, from the investor relations section of our website at http://www.johnmarshallbank.com.

Supervision and Regulation

The Company and the Bank are highly regulated under both federal and state laws. The following description briefly addresses certain provisions of federal and state laws and regulations, and their potential effects on the Company and the Bank. To the extent statutory or regulatory provisions or proposals are described in this Form 10-K, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

The Company

General. As a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”), the Company is subject to supervision, regulation and examination by the Federal Reserve. The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation and examination by the Virginia BFI.

Permitted Activities. The permitted activities of a bank holding company are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be closely related to banking or managing or controlling banks. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company may result from such an activity.

Banking Acquisitions; Changes in Control. The BHCA and related regulations require, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the Federal Reserve will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, any outstanding regulatory compliance issues of any institution that is a party to the transaction, the projected capital ratios and levels on a post-acquisition basis, the financial condition of each institution that is a party to the transaction and of the combined institution after the transaction, the parties’ managerial resources and risk management and governance processes and systems, the parties’ compliance with the BSA and anti-money laundering requirements, and the acquiring institution’s performance under the Community Reinvestment Act of 1977 and compliance with fair housing and other consumer protection laws.

Subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company’s acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered its securities with the SEC under Section 12 of the Exchange Act or no other person will own a greater percentage of that class of voting securities immediately after the acquisition.

In addition, Virginia law requires prior approval from the Virginia BFI for (i) the acquisition by a Virginia bank holding company of more than 5% of the voting shares of a Virginia bank or any holding company that controls a Virginia bank, or (ii) the acquisition by a Virginia bank holding company of a bank or its holding company domiciled outside Virginia.

Source of Strength. Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event of a depository institution insolvency, receivership, or default. For example, under the Federal Deposit Insurance Corporation Improvement Act of 1991, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

Under the Federal Deposit Insurance Act (“FDIA”), federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to capital management, internal controls and information systems, data security, loan documentation, credit underwriting, interest rate exposure, risk management, vendor management, corporate governance, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.

Capital Requirements. Pursuant to the Federal Reserve’s Small Bank Holding Company Policy Statement, qualifying bank holding companies with total consolidated assets of less than $3 billion, such as the Company, are not subject to consolidated regulatory capital requirements. Certain capital requirements applicable to the Bank are described below under “The Bank – Capital Requirements.” Subject to capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid by the Bank to the Company.

Limits on Dividends and Other Payments. The Company is a legal entity, separate and distinct from its subsidiary. A significant portion of the revenues of the Company result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends by the Bank to the Company and to the payment of dividends by the Company to its shareholders. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under current regulations, prior approval from the Federal Reserve is required if cash dividends declared by the Bank in any given year exceed net income for that year plus retained net profits of the two preceding years. The payment of dividends by the Bank or the Company may be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit the Bank and the Company from engaging in unsafe or unsound practices in conducting their respective businesses. The payment of dividends, depending on the financial condition of the Bank or the Company, could be deemed to constitute such an unsafe or unsound practice.

Under the FDIA, insured depository institutions, such as the Bank, are prohibited from making capital distributions, including the payment of dividends, if after making such distributions the institution would become “undercapitalized” (as such term is used in the statute). Any non-bank subsidiaries of the Company may pay dividends to the Company periodically, subject to certain statutory restrictions.

The Company may receive fees from or pay fees to its affiliated companies for expenses incurred related to certain activities performed by or for the Company for the benefit of its affiliated companies or for its benefit. These fees are charged to/received from each affiliated company based upon various specific allocation methods measuring the estimated usage of such services by that company. The fees are eliminated from reported financial statements in the consolidation process.

The Bank

General. The Bank is supervised and regularly examined by the Federal Reserve and the Virginia BFI. The various laws and regulations administered by the bank regulatory agencies affect corporate practices, such as the payment of dividends, incurrence of debt, and the acquisition of financial institutions and other companies. These laws and regulations also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, credit policies, the types of business conducted, and the location of offices. Certain of these laws and regulations are referenced above under “The Company.”

Capital Requirements. The Federal Reserve and the other federal banking agencies have issued risk-based and leverage capital guidelines applicable to U.S. banking organizations. Those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.

The Federal Reserve has adopted final rules regarding capital requirements and calculations of risk-weighted assets to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. These rules require the Bank to comply with the following minimum capital ratios: (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of 4.5%, plus a 2.5% capital conservation buffer, resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of 7.0%, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the 2.5% capital conservation buffer, resulting in a minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of total risk-based capital to risk-weighted assets of 8.0%, plus the 2.5% capital conservation buffer, resulting in a minimum total risk-based capital ratio of 10.5%, and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer, which was phased in ratably over a four year period beginning January 1, 2016, is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. As of December 31, 2022 and 2021, the capital ratios of the Bank were in excess of the fully phased-in requirements.

As discussed below, the Basel III capital reforms also integrated the new capital requirements into the prompt corrective action provisions under Section 38 of the FDIA. The Federal Reserve’s final rules (i) introduced a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well capitalized status, (ii) increased the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well capitalized status being 8.0%, and (iii) eliminated the provision that provided that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well capitalized. The minimum total capital to risk-weighted assets ratio (10.0%) and minimum leverage ratio (5.0%) for well capitalized status were unchanged by the final rules.

In December 2017, the Basel Committee on Banking Supervision published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the current capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the

Company. The impact of Basel IV on the Company and the Bank will depend on the manner in which the standards are implemented by the federal bank regulatory agencies.

As directed by the Economic Growth, Regulatory Relief and Consumer Protection Act, on November 4, 2019, the federal banking agencies jointly issued a final rule that permits qualifying banks that have less than $10 billion in total consolidated assets to elect to be subject to a 9% “community bank leverage ratio” (“CBLR”). Under this rule, which became effective January 1, 2020, a qualifying bank that has chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements and would be considered to have met the capital ratio requirements to be “well capitalized” under prompt corrective action rules provided it has a CBLR greater than 9%. Under the final rule, a qualifying community banking organization is any depository institution or depository institution holding company that has less than $10 billion in total consolidated assets, off-balance sheet exposures (excluding derivatives other than sold credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. The banking organization also cannot be an advanced approaches banking organization. As of December 31, 2022, the Bank was a qualifying community banking organization, but elected not to measure capital adequacy under the CBLR framework.

In 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial institutions to estimate and establish an allowance for credit losses using a current expected credit loss (“CECL”) model. The CECL model will estimate credit losses over the lifetime of our financial assets measured at amortized cost at the date of origination or acquisition, as opposed to reserving for incurred or probable losses through the balance sheet date. The Company was required to implement ASU 2016-13 on January 1, 2023. The Federal Reserve and FDIC have adopted rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over a three-year transition period ending January 1, 2026 the day-one impact on regulatory capital that may result from the adoption of the CECL model. The Company implemented the CECL model on January 1, 2023 and elected to apply the provisions of the CECL deferral transition in the determination of its risk based capital ratios. The impact of the application of this deferral transition on the ratios was not significant.

Prompt Corrective Action. Federal banking regulators are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their capital requirements. The federal bank regulatory agencies have additional enforcement authority with respect to undercapitalized depository institutions. As described above, the final rules to implement the Basel III regulatory capital framework also integrated new requirements into the prompt corrective action framework. “Well capitalized” institutions may generally operate without additional supervisory restriction. With respect to “adequately capitalized” institutions, such banks cannot normally pay dividends or make any capital contributions that would leave the bank undercapitalized; they cannot pay a management fee to a controlling person if after paying the fee, it would be undercapitalized; and they cannot accept, renew, or rollover any brokered deposit unless the bank has applied for and been granted a waiver by the FDIC.

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the Deposit Insurance Fund of the FDIC (“DIF”), subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2022 and 2021.

Deposit Insurance. The deposits of the Bank are insured up to applicable limits by the DIF. The basic limit on FDIC deposit insurance coverage is $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations as an insured depository institution, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

The Bank is subject to deposit insurance assessments to maintain the DIF. Deposit insurance pricing is based on CAMELS composite ratings and certain other financial ratios to determine assessment rates for small-established institutions with less than $10 billion in assets. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity, and sensitivity to market risk (“CAMELS”). CAMELS composite ratings set a maximum insurance assessment for CAMELS 1 and 2 rated banks and set minimum assessments for lower rated institutions.

In March 2016, the FDIC implemented by final rule certain Dodd-Frank Act provisions by raising the DIF’s minimum reserve ratio from 1.15% to 1.35%. The FDIC imposed a 4.5 basis point annual surcharge on insured depository institutions with total consolidated assets of $10 billion or more. The rule granted credits to smaller banks for the portion of their regular assessments that contributed to increasing the reserve ratio from 1.15% to 1.35%. For the years ended December 31, 2022 and 2021, the Company recorded expense of $605 thousand and $887 thousand, respectively, for FDIC insurance premiums.

Transactions with Affiliates. Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of the Bank to engage in transactions with related parties or “affiliates,” or to make loans to insiders, is limited. Loan transactions with an affiliate generally must be collateralized and certain transactions between the Bank and its affiliates, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Bank generally may not purchase securities issued or underwritten by affiliates.

Loans to executive officers, directors, or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls, or has the power to vote more than 10% of any class of voting securities of a bank are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act, relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the bank’s unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act identifies limited circumstances in which a bank is permitted to extend credit to executive officers.

Community Reinvestment Act. The Bank is subject to the requirements of the Community Reinvestment Act of 1977. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities they serve, including low and moderate income neighborhoods. The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting such credit needs. Furthermore, such assessment is also required of banks that have applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch. In the case of a bank holding company applying for approval to acquire a bank or another bank holding company, the record of each subsidiary bank of the applicant bank holding company is subject to assessment in considering the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The Bank received a “satisfactory” CRA rating in its most recent examination.

In May 2022, the federal bank regulatory agencies jointly issued a proposed rule intended to strengthen and modernize the CRA regulatory framework.  If implemented, the rule would, among other things, (i) expand access to credit, investment and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions.

Privacy Legislation. Several laws, including the Right to Financial Privacy Act and the Gramm-Leach-Bliley Act (“GLB Act”), and related regulations issued by the federal bank regulatory agencies, provide protections against the transfer and use of customer information by financial institutions. A financial institution must provide its customers information regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice to and approval from the customer.

Anti-Money Laundering Laws and Regulations. The Bank is subject to several federal laws that are designed to combat money laundering, terrorist financing, and transactions with persons, companies or foreign governments designated by U.S. authorities (“AML laws”). This category of laws includes the BSA, the Money Laundering Control Act of 1986, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), and the Anti-Money Laundering Act of 2020.

The AML laws and their implementing regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The AML laws and their regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. To comply with these obligations, the Bank has implemented appropriate internal practices, procedures, and controls.

Reporting Terrorist Activities. The Office of Foreign Assets Control (“OFAC”), which is a division of the Department of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various executive orders and acts of Congress. OFAC has sent, and will send, our bank regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the Federal Bureau of Investigation. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Consumer Financial Protection. The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. If the Bank fails to comply with these laws and regulations, it may be subject to various penalties. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for merger or acquisition transactions the Bank may wish to pursue or being prohibited from engaging in such transactions even if approval is not required.

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the “CFPB”), and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services. The CFPB is responsible for implementing, examining, and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets. While the Bank, like all banks, is subject to federal consumer protection rules enacted by the CFPB, because the Company and the Bank have total consolidated assets of less than $10 billion, the Federal Reserve oversees most consumer protection aspects of the Dodd-Frank Act and other laws and regulations applicable to the Bank.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. Further regulatory positions taken by the CFPB may influence how other regulatory agencies may apply the subject consumer financial protection laws and regulations.

Cybersecurity. The federal bank regulatory agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal bank regulatory agencies expect financial institutions to establish lines of defense and to ensure that their risk management processes address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyberattack. If the Company or the Bank fails to meet the expectations set forth in this regulatory guidance, the Company or the Bank could be subject to various regulatory actions and any remediation efforts may require significant resources of the Company or the Bank.

On November 18, 2021, the federal bank regulatory agencies issued a final rule, effective April 1, 2022, imposing new notification requirements for cybersecurity incidents. The rule requires financial institutions to notify their primary federal regulator as soon as possible and no later than 36 hours after the institution determines that a cybersecurity incident has occurred that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the institution’s: (i) ability to carry out banking operations, activities, or processes, or deliver banking products and services to a material portion of its customer base, in the ordinary course of business, (ii) business line(s), including associated operations, services, functions, and support, that upon failure would result in a material loss of revenue, profit, or franchise value, or (iii) operations, including associated services, functions and support, as applicable, the failure or discontinuance of which would pose a threat to the financial stability of the United States.

To date, neither the Company nor the Bank has experienced a significant compromise, significant data loss, or material financial losses related to cybersecurity attacks, but its systems and those of its customers and third-party service providers are under constant threat, and it is possible that the Company or the Bank could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking, and other technology-based products and services by the Company and the Bank and its customers.

Incentive Compensation. The federal bank regulatory agencies have issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies, which covers all employees that have the ability to materially affect the risk profile of financial institutions, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company and the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the institution’s safety and soundness, and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2022, the Company and the Bank have not been made aware of any instances of noncompliance with this guidance.

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including The Nasdaq Stock Market, LLC, the exchange on which our common stock is listed, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. In February 2023, The Nasdaq Stock Market, LLC posted its initial rule filing with the SEC to implement this directive. The final rule will require us to adopt a clawback policy that is compliant with the new listing standard within 60 days after such standard becomes effective.

Mortgage Banking Regulation. In connection with making mortgage loans, the Bank is subject to rules and regulations that, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, in some cases restrict certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. The Bank is also subject to rules and regulations that require the collection and reporting of significant amounts of information with respect to mortgage loans and borrowers. The Bank’s mortgage origination activities are subject to Regulation Z, which implements the Truth in Lending Act. Certain provisions of Regulation Z require creditors to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms.

Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021. In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020 and the Consolidated Appropriations Act, 2021 (the “Appropriations Act”) was signed into law on December 27, 2020. Among other things, the CARES Act created the SBA’s PPP and it was extended by the Appropriations Act. Under the PPP, money was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans were provided through participating financial institutions, such as the Bank, that processed loan applications and service the loans. The Bank approved 1,096 PPP loans, totaling $229.2 million during the first and second rounds of the SBA’s PPP.

Effect of Governmental Monetary Policies

The Company’s operations are affected not only by general economic conditions but also by the policies of various regulatory authorities. In particular, the Federal Reserve regulates money and credit conditions and interest rates to influence general economic conditions. These policies have a significant effect on overall growth and distribution of loans, investments, and deposits, and they affect interest rates charged on loans or paid for deposits. Federal Reserve monetary policies have had significant effects on the operating results of commercial banks, including the Bank, in the past and are expected to do so in the future.

Future Legislation and Regulation

Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or effect of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could affect the regulatory structure under which the Company and the Bank operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to business strategies, and limit the ability to pursue business opportunities in an efficient manner. A change in statutes, regulations, or regulatory policies applicable to the Company or the Bank could have a material, adverse effect on the business, financial condition, and results of operations of the Company and the Bank.

Reporting Obligations under Securities Laws

The Company is subject to the periodic and other reporting requirements of the Exchange Act, including the filing of annual, quarterly, and other reports with the SEC. The Company’s SEC filings are posted and available at no cost on its website as soon as reasonably practicable after the reports are filed electronically with the SEC. The Company’s website address is www.johnmarshallbank.com. The information on the Company’s website is not incorporated into this report or any other filing the Company makes with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.Risk Factors

In addition to the other information set forth in this Annual Report on Form 10-K, including the information addressed under “Cautionary Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes, you should carefully consider the factors discussed below. These factors could adversely affect our business, financial condition, liquidity and  results of operations,  and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, in which case the trading price of our common stock could decline. Our business, financial condition, liquidity or results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Lending Activities

We may not be able to measure and limit our credit risk adequately, which could adversely affect our profitability.

Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors, including local market conditions and general economic conditions. Many of our loans are made to small to medium-sized businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. If the overall economic climate in the United States, generally, or in our market specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for loan losses. Additional factors related to the credit quality of multifamily residential, real estate construction and other commercial real estate loans include the quality of management of the business and tenant vacancy rates.

Our risk management practices, such as monitoring the concentration of our loans within specific markets and our credit approval, review and administrative practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have an adverse effect on our business, financial condition and results of operations.

Our allowance for loan losses may be inadequate to absorb probable losses inherent in the loan portfolio.

Experience in the banking industry indicates that a portion of our loans will become delinquent, and that some may only be partially repaid or may never be repaid at all. We may experience losses for reasons beyond our control, such as the impact of general economic conditions on customers and their businesses. Accordingly, we maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. In determining the size of our allowance for loan losses, we rely on an analysis of our loan portfolio considering historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to use significant judgment to estimate the level of credit risk and probable losses of the institution based on an evaluation the factors and circumstances that exist as of the applicable measurement date, all of which may change materially. Although we endeavor to maintain our allowance for loan losses at a level adequate to absorb any inherent losses in the loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events. As of December 31, 2022, the allowance for loan losses was $20.2 million or 1.13% of total loans, net of unearned income.

Deterioration of economic conditions affecting borrowers, new information regarding existing loans, inaccurate management assumptions, identification of additional problem loans, temporary modifications, loan forgiveness, automatic forbearance and other factors, both within and outside of our control, may result in our experiencing higher levels of nonperforming assets and charge-offs, and incurring loan losses in excess of our current allowance for loan losses, requiring us to make material additions to our allowance for loan losses, which could have an adverse effect on our business, financial condition and results of operations.

Additionally, federal and state banking regulators, as an integral part of their supervisory function, periodically review the allowance for loan losses. These regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. If we need to make significant and unanticipated increases in the loss allowance in the future, or to take additional charge-offs for which we have not established adequate reserves, our business, financial condition and results of operations could be adversely affected at that time.

Finally, the FASB issued a new accounting standard, referred to as the Current Expected Credit Loss standard, which replaced the current approach under GAAP for establishing our allowance for loan losses. We adopted the standard on January 1, 2023. Prior to CECL, our allowance for loan losses generally considered only past events and current conditions. The CECL methodology requires a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. The CECL standard requires us to record, at the time of origination, credit losses expected throughout the life of our loans and held-to-maturity securities, as opposed to the current practice of recording losses when it is probable that a loss event has occurred. CECL requires advanced modeling techniques, heavy reliance on assumptions, and dependence on historical data that may not accurately forecast losses. CECL can result in greater volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the model, such as the forecasted economic conditions in the foreseeable future and loan payment behaviors. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, can have an adverse effect on our financial condition and results of operations.

If our non-performing assets increase, our earnings will be adversely affected.

At December 31, 2022, we had no non-performing assets. Non-performing assets consist of non-accrual loans, loans 90 days or more past due and still accruing interest, and other real estate owned. Non-performing assets held by the Company will adversely affect our net income in various ways:

●	we record interest income only on the cash basis or cost-recovery method for non-accrual loans and we do not record interest income for other real estate owned;
●	we must provide for probable loan losses through a current period charge to the provision for loan losses;
●	non-interest expense increases when we write down the value of properties in our other real estate owned portfolio to reflect changing market values;
●	there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees; and
●	the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase, which could have an adverse effect on our financial condition and results of operations.

Our focus on lending to small to medium-sized businesses may increase our credit risk.

We target our business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete, and may experience substantial volatility in operating results, any of which may impair their ability as a borrower to repay a loan. If general economic conditions in the markets in which we operate negatively impact this customer segment, our results of operations and financial condition and the value of our common stock may be adversely affected. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. The deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have an adverse effect on our financial condition and results of operations.

A substantial portion of our loans are and will continue to be real estate related loans in the Washington, D.C. metropolitan area. Adverse changes in the real estate market or economy in this area could lead to higher levels of problem loans and charge-offs, adversely affecting our earnings and financial condition.

We make loans primarily to borrowers in the Washington, D.C. MSA, focusing on the Virginia counties of Arlington, Fairfax, Loudoun and Prince William and the independent cities located within those counties, and Washington D.C. and its Maryland suburbs, and have a substantial portion of our loans secured by real estate. These concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in such areas, or the continuation of such adverse developments, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand and deposit growth. In that event, we would likely experience lower earnings or losses. Additionally, if economic conditions in the area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, our provision for loan losses may increase, the value of collateral may decline and loan demand may be reduced.

We are exposed to higher credit risk by commercial real estate, commercial and industrial and construction and development-based lending as well as relationship exposure with a number of large borrowers.

Commercial real estate, commercial and industrial and construction and development based lending usually involve higher credit risks than 1-4 family residential real estate lending. As of December 31, 2022, the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate (both owner-occupied and non-owner occupied) -  57.6%; commercial and industrial -  2.5%; and construction and land -  11.0%. These types of loans also involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure. As of December 31, 2022, we had 34 relationships with over $10 million of outstanding borrowings with us. While we are not dependent on any of these relationships and while none of these large relationships have directly impacted our allowance for loan losses, a deterioration of any of these large credits could require us to increase our allowance for loan losses or result in significant losses to us.

Non-owner occupied commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

Commercial and industrial loans and owner-occupied commercial real estate loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the assets securing the loans have the following characteristics: (i) they depreciate over time, (ii) they are difficult to appraise and liquidate, and (iii) they fluctuate in value based on the success of the business.

Real estate construction and development loan lending involves additional risks because funds are advanced based on the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

Additionally, commercial real estate loans, commercial and industrial loans and construction and development loans are more susceptible to a risk of loss during a downturn in the business cycle. Our underwriting, review and monitoring cannot eliminate all of the risks related to these loans.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a foreclosure depends on factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liabilities, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, our ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of other real estate owned (“OREO”) could have an adverse effect on our business, financial condition and results of operations. The Company did not have any OREO as of December 31, 2022.

Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expenses associated with the foreclosure process or prevent us from foreclosing at all. A number of states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default. Additionally, federal and state regulators have prosecuted or pursued enforcement action against a number of mortgage servicing companies for alleged consumer law violations. If new federal or state laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers to foreclosure, they could have an adverse effect on our business, financial condition and results of operations.

A significant percentage of our loans are attributable to a relatively small number of borrowers.

Our 10 largest borrowing relationships accounted for approximately 11.3% of our loans at December 31, 2022. Our largest single borrowing relationship accounted for approximately 1.4% of our loans at December 31, 2022. The loss of any combination of these borrowers, or a significant decline in their borrowings due to fluctuations related to their business needs, could adversely affect our results of operations if we are unable to replace their borrowings with similarly priced new loans or investments. In addition, with this concentration of credit risk among a limited number of borrowers, we may face a greater risk of material credits losses if any one or several of these borrowers fail to perform in accordance with their loans, compared to a bank with a more diversified loan portfolio.

Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.

As a result of our organic growth over the past several years, as of December 31, 2022, approximately $1.20 billion, or 67.1%, of the loans in our loan portfolio were first originated during the past three years. The average age by loan type for loans originated in the past three years is: commercial real estate loans—1.43 years; commercial and industrial loans—1.47 years; commercial construction loans—1.08 years; and consumer residential loans—1.31 years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Therefore, the recent and current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio, including net charge-offs and the ratio of nonperforming assets in the future. Our limited experience with these loans may not provide us with a significant history with which to judge future collectability or performance. However, we believe that our stringent credit underwriting process, our ongoing credit review processes, and our history of successful management of our loan portfolio, mitigate these risks. Nevertheless, if delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have an adverse effect on our business, financial condition and results of operations.

The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property and other real estate owned may not accurately reflect the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately reflect the net value of the collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of OREO that we acquire through foreclosure proceedings and to determine loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, if any, and our allowance for loan losses may not reflect accurate loan impairments. Inaccurate valuation of OREO or inaccurate provisioning for loan losses could have an adverse effect on our business, financial condition and results of operations. The Company did not have any OREO as of December 31, 2022.

Risks Related to Funding and Liquidity

Our deposit portfolio includes significant concentrations and a large percentage of our deposits are attributable to a relatively small number of customers.

We rely on a small number of large deposit customers, including high-average balance municipal deposits, as a source of funds. Our 10 largest depositor relationships accounted for approximately 17.6% of our deposits at December 31, 2022. Our largest depositor relationship accounted for approximately 3.3% of our deposits at December 31, 2022. These deposits can and do fluctuate substantially. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ operations, could adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income.

Limits on our ability to use brokered deposits as part of our funding strategy may adversely affect our ability to grow.

A “brokered deposit” is any deposit that is obtained from, or through the mediation or assistance of, a deposit broker. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates. Legislation excludes reciprocal deposits of up to the lesser of $5 billion or 20.0% of an institution’s deposits from the definition of brokered deposits, where the institution is well capitalized and has a composite supervisory rating of 1 or 2. We have used brokered deposits in the past, and we may continue to use brokered deposits as one of our funding sources to support future growth. As of December 31, 2022, brokered deposits represented approximately 17.0% of our total deposits. Reciprocal deposits represented an additional 10.8% of total deposits at December 31, 2022.

There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than those contemplated by our asset-liability pricing strategy which could have an adverse effect on our net interest margin. In addition, banks that become less than “well capitalized” under applicable regulatory capital requirements may be restricted in their ability to accept or renew, or prohibited from accepting or renewing, brokered deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on Federal Home Loan Bank of Atlanta (“FHLB”) borrowing, attempting to attract additional non-brokered deposits, and selling loans. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth. The unavailability of a sufficient volume of brokered deposits could have an adverse effect on our business, financial condition and results of operations.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due.

Liquidity is essential to our business and we monitor our liquidity and manage our liquidity risk at the holding company and bank level. We require sufficient liquidity to fund asset growth, meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. Liquidity risk can increase due to a number of factors, which include, but are not limited to, an over-reliance on a particular source of funding, changes in the liquidity needs of our depositors, an increase in borrowing by our customers, adverse regulatory actions against us, or a downturn in the markets in which our loans are concentrated.

Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences. The actual borrowing needs of our customers may exceed our expectations, especially during a challenging economic environment when our customers’ companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from other sources. Our inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have an adverse effect on our business, financial condition and results of operations, and could result in the closure of the Bank.

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and proceeds from issuance and sale of our equity and debt securities. Additional liquidity is provided by the ability to borrow from the FHLB, and the Federal Reserve Bank of Richmond (“Reserve Bank”) to fund our operations. We may also borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy in general. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our primary market or by one or more adverse regulatory actions against us.

Any substantial, unexpected, and/or prolonged change in the level or cost of liquidity could impair our ability to fund operations and meet our obligations as they become due and could have an adverse effect on our business, financial condition and results of operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if our financial condition, the financial condition of the FHLB or market conditions change. FHLB borrowings and other current sources of liquidity may not be available or, if available, sufficient to provide adequate funding for operations and to support our continued growth. The unavailability of a sufficient funding could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business, Industry and Markets

We operate in a highly competitive market and face increasing competition from a variety of traditional and new financial services providers.

We have many competitors. Our principal competitors are commercial and community banks, credit unions, savings and loan associations, mortgage banking firms and online mortgage lenders and consumer finance companies, including large national financial institutions that operate in our market. Many of these competitors are larger than us, have significantly more resources, greater brand recognition and more extensive and established branch networks or geographic footprints than we do, and may be able to attract customers more effectively than we can. Because of their scale, many of these competitors can be more aggressive than we can on loan and deposit pricing, and may better afford and make broader use of media advertising, support services and electronic technology than we do. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. We compete with these other financial institutions both in attracting deposits and making loans. We expect competition to continue to increase as a result of legislative, regulatory and technological changes, the continuing trend of consolidation in the financial services industry and the emergence of alternative banking sources. Our profitability in large part depends upon our continued ability to compete successfully with traditional and new financial services providers, some of which maintain a physical presence in our market and others of which maintain only a virtual presence. Increased competition could require us to increase the rates we pay on deposits or lower the rates that we offer on loans, which could reduce our profitability.

Failure to keep up with the rapid technological changes in the financial services industry could have an adverse effect on our competitive position and profitability.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we have. We may not be able to implement new technology-driven products and services effectively or be successful in marketing these products and services to our customers. Failure to keep pace successfully with technological change affecting the financial services industry could harm our ability to compete effectively and could have an adverse effect on our business, financial condition and results of operations. As these technologies improve in the future, we may be required to make significant capital expenditures in order to remain competitive, which may increase our overall expenses and have an adverse effect on our business, financial condition and results of operations.

Interest rate shifts may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and international disorder and instability in domestic and foreign financial markets.

Interest rate increases often result in larger payment requirements for our borrowers, which increase the potential for default. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates.

Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have an adverse effect on our results of operations and cash flows.

If short-term interest rates remain elevated relative to longer-term interest rates, we could experience net interest margin compression as the rate of increase in the cost of our interest-bearing liabilities could outpace the rate in which we are able to re-price our interest-earning assets. Such an occurrence would have an adverse effect on our net interest income and results of operations.

Although we believe that we have implemented effective asset and liability management strategies to mitigate the potential adverse effects of changes in interest rates on our results of operations, any substantial or unexpected change in, or prolonged change in market interest rates could have an adverse effect on our financial condition and results of operations.

Inflation can have an adverse impact on our business and on our customers.

During 2022, the United States experienced the highest level of inflation since the 1980s. In response, the Federal Reserve increased the federal funds target rate seven times in 2022 to 4.25% to 4.50% at December 31, 2022 compared to 0% to 0.25% at the beginning of the year. As a result, market interest rates increased during the year. Price-wage inflation may cause us to give higher than normal raises to employees and start new employees at a higher wage. Furthermore, our clients are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. As market interest rates rise, the value of our investment securities generally decreases, although this effect can be less pronounced for floating rate instruments. Higher interest rates reduce the demand for loans and increase the attractiveness of alternative investment and savings products, like U.S. Treasury securities and money market funds, which can make it difficult to attract and retain deposits.

Monetary policies and regulations of the Federal Reserve could have an adverse effect on our business, financial condition and results of operations.

Our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Fiscal challenges facing the U.S. government could negatively impact financial markets which in turn could have an adverse effect on our financial position or results of operations.

A U.S. government debt default, threatened debt default, or downgrade of the sovereign credit ratings of the U.S. by credit rating agencies, could have an adverse impact on financial markets, interest rates and economic conditions in the U.S. and worldwide.

Federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government's debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the U.S. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2011, S&P lowered its long-term sovereign credit rating on the U.S. from AAA to AA+. A further downgrade, or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.

In addition to affecting the price and liquidity of U.S. government securities, a government default or threat of default could disrupt the market for or affect the pricing of repurchase agreements in U.S. government securities (“Repos”) a type of secured financing transaction used by many financial institutions, to manage short-term funding needs, invest short-term cash balances and manage inventories of government securities. Overnight rates on Repo transactions are used by the Federal Reserve to calculate the Secured Overnight Funding Rate (“SOFR”), the benchmark interest rate that is replacing the London Interbank Offered Rate (“LIBOR”) on loans and other financial contracts. A disruption in the Repo markets could affect interest rates paid on SOFR-benchmarked loans and payments on swaps and other financial contracts that use SOFR as a benchmark rate.

A debt default or further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could also adversely affect the ability of the U.S. government to support the financial stability of Fannie Mae, Freddie Mac and the FHLBs, with which we do business and in whose securities we invest.

Risks Related to Our Operations

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have an adverse effect on our business, financial condition and results of operations.

In addition, we rely heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans we will originate, as well as the terms of those loans. In deciding whether to extend credit, we may rely upon customers’ representations that their financial statements conform to GAAP and present fairly the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our customers. If any of the information upon which we rely is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to asset funding, the value of the asset may be significantly lower than expected, or we may fund a loan that we would not have funded or on terms we would not have extended. Whether a misrepresentation is made by the customer or another third party, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentations are often difficult to locate, and it is often difficult to recover any of the monetary losses we may suffer. As a result, our business, financial condition and results of operations could be adversely affected if we rely on misleading, false, inaccurate or fraudulent information.

We rely on third parties to provide key components of our business infrastructure.

We rely on third parties to provide key components for our business operations, such as data processing and storage, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. While we select these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason, or poor performance of services by a vendor, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Replacing these third-party vendors could create significant delays and expense that adversely affect our business and performance.

We are exposed to risk of environmental liabilities with respect to properties to which we obtain title.

A significant portion of our loan portfolio is secured by real estate. In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. We may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business, results of operations and prospects.

We may be adversely affected by the lack of soundness of other financial institutions or market utilities.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies may be interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, and other financial intermediaries. As a result, defaults by, declines in the financial condition of, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or other institutions. These losses could have an adverse effect on our business, financial condition and results of operations.

Our risk management framework may not be effective in mitigating risks and/or losses to us.

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances. Our risk management framework may not adequately mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and our business, financial condition and results of operations could be adversely affected. We may also be subject to potentially adverse regulatory consequences.

We are dependent on the use of data and modeling in both our management’s decision-making generally and in meeting regulatory expectations in particular.

The use of statistical and quantitative models and other quantitatively-based analyses is endemic to bank decision making and regulatory compliance processes, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, allowance for loan loss measurement, portfolio stress testing and the identification of possible violations of anti-money laundering regulations are examples of areas in which we are dependent on models and the data that underlie them. We anticipate that model-derived insights will be used more widely in our decision making in the future. While these quantitative techniques and approaches improve our decision making, they also create the possibility that faulty data or flawed quantitative approaches could yield adverse outcomes or regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision making, which could have an adverse effect on our business, financial condition and results of operations.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2022, the fair value of our portfolio of investment in debt securities was approximately $438.7 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments (“OTTI”) and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, financial condition or results of operations. The process for determining whether impairment of a security is OTTI usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer, any collateral underlying the security and our intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value, in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to correctly and timely assess any impairments or losses with respect to our securities could have an adverse effect on our business, financial condition or results of operations.

Risks Related to our Regulatory Environment

Our industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a materially adverse effect on our operations.

The banking industry is highly regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking system as a whole or the DIF, not for the protection of our shareholders and creditors. We are subject to regulation and supervision by the Federal Reserve, and our Bank is subject to regulation and supervision by the FDIC and the Virginia BFI. These regulatory agencies periodically examine our business, including our compliance with laws and regulations, and have the power take a number of different remedial actions if they discover violations of law or regulations, or they determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of our operations have become unsatisfactory.

Compliance with these laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. We must obtain approval from our regulators before engaging in certain activities, and there is risk that such approvals may not be granted, either in a timely manner or at all. These requirements may constrain our operations, and the adoption of new laws and changes to, or repeal of, existing laws may have an adverse effect on our business, financial condition and results of operations. Also, the burden imposed by those federal and state regulations may place banks in general, including our Bank in particular, at a competitive disadvantage compared to their non-bank competitors. Compliance with current and potential regulation, as well as supervisory scrutiny by our regulators, may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital, and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort and resources to ensure compliance and respond to any regulatory inquiries or investigations. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have an adverse effect on our business, financial condition and results of operations.

Applicable laws, regulations, interpretations, enforcement policies and accounting principles have been subject to significant changes in recent years, and may be subject to significant future changes. Additionally, federal and state regulatory agencies may change the manner in which existing regulations are applied. We cannot predict the substance or effect of pending or future legislation or regulation or changes to the application of laws and regulations to us. Future changes may have an adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations may be adversely affected by changes in federal, state or local tax rules and regulations, or interpretations.

We are subject to legislative tax rate changes that could increase our effective tax rates. Depending on enactment dates, these law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. The Inflation Reduction Act of 2022 imposed a 15% minimum tax on corporations that earn more than $1 billion per year and a non-deductible 1% excise tax on repurchases of stock by "covered corporations," such as ours, occurring after December 31, 2022.

Our income tax expense has differed from the tax computed at the U.S. federal statutory income tax rate due primarily to discrete items. Our future effective tax rates could be affected by additional changes in the federal tax rates and in tax rates in jurisdictions where our income is earned, by changes in or our interpretation of tax rules and regulations in the jurisdictions in which we do business, by unexpected negative changes in business and market conditions that could reduce certain tax benefits, or by changes in the valuation of our deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”). Changes in statutory tax rates or DTAs and DTLs may adversely affect our profitability and results of operations in future periods.

We are subject to stringent capital requirements, which could have an adverse effect on our operations.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and defines “capital” for calculating these ratios.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under the “source of strength” doctrine that was codified by the Dodd-Frank Act, the Federal Reserve may require a bank holding company to make capital injections into a subsidiary bank at times when the bank holding company may not be inclined to do so and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Accordingly, we could be required to provide financial assistance to the Bank if it experiences financial distress. A capital injection may be required at a time when our resources are limited, and we may be required to borrow the funds or raise capital to make the required capital injection.

Any new or revised standards adopted in the future may require us to maintain materially more capital, with common equity as a more predominant component, or manage the configuration of our assets and liabilities to comply with formulaic capital requirements. We may not be able to raise additional capital at all, or on terms acceptable to us. Failure to maintain capital to meet current or future regulatory requirements could have an adverse effect on our business, financial condition and results of operations.

We face a risk of noncompliance and enforcement action with the BSA and other anti-money laundering statutes and regulations.

The BSA, the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. Our federal and state banking regulators, the Financial Crimes Enforcement Network, and other government agencies are authorized to impose significant civil money penalties for violations of anti-money laundering requirements. We are also subject to increased scrutiny of compliance with the regulations issued and enforced by OFAC, which is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. If our program is deemed deficient, we could be subject to liability, including fines, civil money penalties and other regulatory actions, which may include restrictions on our business operations and our ability to pay dividends, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have significant reputational consequences for us. Any of these circumstances could have an adverse effect on our business, financial condition and results of operations.

We are subject to laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA, Equal Credit Opportunity Act, Fair Housing Act, and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have an adverse impact on our business, financial condition, and results of operations.

We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or other incident involving personal, confidential, or proprietary information of individuals could damage our reputation and otherwise adversely affect our business.

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information (“PII”), in various information systems that we maintain and in those maintained by third party service providers. We also maintain important internal company data such as PII about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of PII of individuals (including customers, employees, and other third parties). For example, our business is subject to the GLB Act, which, among other things: (i) imposes certain limitations on our ability to share nonpublic PII about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various federal and state banking regulators and states have also enacted data breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in the event of a security breach.

Ensuring that our collection, use, transfer and storage of PII complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that customers and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of our measures to safeguard PII, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our business, financial condition and results of operations.

Our use of third party vendors and our other ongoing third party business relationships are subject to increasing regulatory requirements and attention.

We regularly use third party vendors in our business and we rely on some of these vendors for critical functions including, but not limited to, our core processing function. Third party relationships are subject to increasingly demanding regulatory requirements and attention by bank regulators. We expect our regulators to hold us responsible for deficiencies in our oversight or control of our third party vendor relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or that such vendors have not performed adequately, we could be subject to administrative penalties or fines as well as requirements for consumer remediation, any of which could have an adverse effect on our business, financial condition and results of operations.

Transition away from LIBOR to another benchmark rate could adversely affect our operations.

The administrator of LIBOR announced that the most commonly used U.S. dollar LIBOR settings would cease to be published or cease to be representative after June 30, 2023. Management cannot predict whether or when LIBOR will actually cease to be available or what impact such a transition may have on the Company’s business, financial condition and results of operations.

The Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace LIBOR with a benchmark rate based on SOFR for contracts governed by U.S. law that have no or ineffective fallbacks. Although governmental authorities have endeavored to facilitate an orderly discontinuation of LIBOR, no assurance can be provided that this aim will be achieved or that the use, level, and volatility of LIBOR or other interest rates, or the value of LIBOR-based securities will not be adversely affected. There continues to be substantial uncertainty as to the ultimate effects of the LIBOR transition, including with respect to the acceptance and use of SOFR and other benchmark rates.

While we have no remaining financial products indexed to LIBOR, inconsistent approaches to a transition from LIBOR to an alternative rate among different market participants and for different financial products may cause market disruption and operational problems, which could adversely affect us.

Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability.

The federal banking agencies have issued guidance regarding concentrations in commercial real estate lending for institutions that are deemed to have particularly high concentrations of commercial real estate loans within their lending portfolios. Under this guidance, an institution that has (i) total reported loans for construction, land development, and other land which represent 100% or more of the institution’s total risk-based capital; or (ii) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital, where the outstanding balance of the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months, is identified as having potential commercial real estate concentration risk. An institution that is deemed to have concentrations in commercial real estate lending is expected to employ heightened levels of risk management with respect to its commercial real estate portfolios, and may be required to maintain higher levels of capital.

As of December 31, 2022, commercial real estate loans represented 334.1% of our total risk-based capital and had increased 19.3% during the prior 36 months. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to our commercial real estate portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could limit our growth, require us to obtain additional capital, and have an adverse effect on our business, financial condition and results of operations.

Risks Related to an Investment in Our Common Stock

We currently qualify as an “emerging growth company” and a “smaller reporting company,” and the reduced disclosures and relief from certain other significant disclosure requirements that are available to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the federal securities laws, and we intend to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements to hold non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company for up to five years, though we may cease to be an emerging growth company earlier if our gross revenues exceed $1.07 billion, if we issue more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31.

We are also a “smaller reporting company,” as defined in the federal securities laws, and will remain a smaller reporting company until the fiscal year following the determination that the market value of our common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations, such as an exemption from providing selected financial data and an ability to provide simplified executive compensation information and only two years of audited financial statements. If we qualify as a smaller reporting company at the time we cease to qualify as an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

Investors and securities analysts may find it more difficult to evaluate our common stock because we will rely on one or more of these exemptions. If, as a result, some investors find our common stock less attractive, there may be a less active trading market for our common stock, which could result in reductions and greater volatility in the prices of our common stock.

The market price for our common stock may be volatile.

The market price for our common stock has fluctuated, ranging between $29.65 and $19.09 per share during the 12 months ended December 31, 2022. The overall market and the price of our common stock may experience volatility. There may be a significant impact on the market price for the common stock due to, among other things:

●	past and future dividend practice;
●	financial condition, performance, creditworthiness and prospects;
●	quarterly variations in operating results or the quality of our assets;
●	operating results that vary from the expectations of management, securities analysts and investors;
●	changes in expectations as to the future financial performance;
●	announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by us or our competitors;
●	the operating and securities price performance of other companies that investors believe are comparable to us;
●	future sales of our equity or equity-related securities;
●	the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally; and
●	changes in global financial markets and economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility or other geopolitical, regulatory or judicial events.

If we fail to design, implement and maintain effective internal control over financial reporting or remediate any future material weakness in our internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Effective internal control over financial reporting is necessary for us to provide reliable reports and prevent fraud. We may not be able to identify all significant deficiencies and/or material weaknesses in our internal control over financial reporting in the future, and our failure to maintain effective internal control over financial reporting could have an adverse effect on our business, financial condition and results of operations.

In the normal course of our operations, we may identify deficiencies that would have to be remediated to satisfy the SEC rules for certification of our internal control over financial reporting. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board, as a deficiency, or combination of deficiencies, in internal control over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a consequence, we would have to disclose in periodic reports we file with the SEC any material weakness in our internal control over financial reporting. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective and, when we cease to be an emerging growth company under the JOBS Act, preclude our independent registered public accounting firm from rendering their report addressing an assessment of the effectiveness of our internal control over financial reporting. In addition, disclosures of deficiencies of this type in our SEC reports could cause investors to lose confidence in our financial reporting, and may negatively affect the market price of our common stock, and could result in the delisting of our securities from the securities exchanges on which they trade. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our disclosure controls and procedures or internal control over financial reporting, such deficiencies may adversely affect us.

We may issue additional equity securities, or engage in other transactions, which could affect the priority of our common stock, which may adversely affect the market price of our common stock.

Our board of directors may determine from time to time that we need to raise additional capital by issuing additional shares of our common stock or other securities. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock. We are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings, or the prices at which such offerings may be effected. Such offerings could be dilutive to common shareholders. We may also issue shares of preferred stock that will provide new investors with rights, preferences and privileges that are senior to, and that adversely affect, our then current common shareholders. Additionally, if we raise additional capital by making additional offerings of debt or preferred equity securities, upon liquidation, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings, will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

Our common stock is subordinate to our existing and future indebtedness.

Shares of our common stock are equity interests and do not constitute indebtedness. As such, our common stock ranks junior to all our customer deposits and indebtedness, and other non-equity claims on us, with respect to assets available to satisfy claims. In addition, the shares of common stock rank junior to the noteholders of the $25.0 million in subordinated debt that we issued in June 2022.

Our corporate governance documents, and corporate and banking laws applicable to us, could make a takeover more difficult and adversely affect the market price of our common stock.

Certain provisions of our articles of incorporation and bylaws, and Virginia corporate and federal banking laws, could delay, defer, or prevent a third party from acquiring control of our organization or conducting a proxy contest, even if those events were perceived by many of our shareholders as beneficial to their interests. These provisions and regulations applicable to us:

●	enable our board of directors to issue additional shares of authorized, but unissued capital stock;
●	enable our board of directors to issue “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the board;
●	do not provide for cumulative voting rights;
●	enable our board of directors to amend certain provisions of our bylaws without shareholder approval;
●	limit the right of shareholders to call a special meeting;
●	require advance notice for director nominations and other shareholder proposals;
●	require prior regulatory application and approval of any transaction involving control of our organization;
●	may limit the ability of the Company to enter into certain business combination transactions with affiliated shareholders, without prior board and shareholder approval; and
●	may limit the ability of holders of more than 20% of our common stock from voting certain of their shares.

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances in which our shareholders might otherwise receive a premium over the market price of our shares.

An investment in our common stock is not an insured deposit and is not guaranteed by the FDIC, so you could lose some or all of your investment.

An investment in our common stock is not a deposit account or other obligation of the Bank and, therefore, is not insured against loss or guaranteed by the FDIC, any other deposit insurance fund or by any other governmental, public or private entity. An investment in our common stock is inherently risky for the reasons described herein. As a result, if you acquire our common stock, you could lose some or all of your investment.

We currently have no plans to pay recurring cash dividends.

The Bank is our primary operating business and the source of substantially all of our earnings, and our ability to pay dividends will be subject to the earnings, capital levels, capital needs and limitations relating to the payment of dividends by the Bank to us. The amount of dividends that a bank may pay is limited by state and federal laws and regulations. While we previously declared and paid a one-time, special cash dividend of $0.20 per outstanding share of common stock during 2022, we can provide no assurance that we will declare dividends in the future.

In addition, we are a bank holding company, and our ability to declare and pay dividends to our shareholders is dependent on federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. It is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition.

While the Company’s common stock is currently listed on the Nasdaq Capital Market, it has less liquidity than stocks for larger companies listed on national securities exchanges.

The trading volume in the Company’s common stock on the Nasdaq Capital Market has been relatively low when compared with larger companies listed on national securities exchanges. There is no assurance that a more active and liquid trading market for the common stock will exist in the future. Consequently, shareholders may not be able to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares. In addition, the Company cannot predict the effect, if any, that future sales of its common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of the common stock. Sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, could cause the price of the Company’s common stock to decline, or reduce the Company’s ability to raise capital through future sales of common stock.

General risk factors

Our business and results of operations may be adversely affected by the financial markets, fiscal, monetary, and regulatory policies, and economic conditions generally.

General economic, political, social and health conditions in the U.S. and abroad affect markets in the U.S. and our business. In particular, markets in the U.S. may be affected by the level and volatility of interest rates, availability and market conditions of financing, unexpected changes in gross domestic product, economic growth or its sustainability, inflation, supply chain disruptions, consumer spending, employment levels, labor shortages, wage stagnation, federal government shutdowns, developments related to the U.S. federal debt ceiling, energy prices, home prices, commercial property values, bankruptcies, a default by a significant market participant or class of counterparties, fluctuations or other significant changes in both debt and equity capital markets and currencies, liquidity of the global financial markets, the growth of global trade and commerce, trade policies, the availability and cost of capital and credit, disruption of communication, transportation or energy infrastructure and investor sentiment and confidence. Markets may also be adversely affected by the current or anticipated impact of climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, including the Russian invasion of Ukraine, terrorism or other geopolitical events. Market fluctuations may impact our business liquidity. In addition, any sudden or prolonged market downturn in the U.S., as a result of the above factors or otherwise, could result in a decline in net interest income and noninterest income and adversely affect our results of operations and financial condition, including capital and liquidity levels.

If we are not able to continue our historical levels of growth, we may not be able to maintain our historical revenue trends.

Since inception, we have focused on organic growth to achieve our past levels of revenue growth. We may not be able to sustain our historical rate of growth or may not be able to grow at all. Various factors, such as economic conditions, regulatory and other governmental concerns, and competition, may impede our business development efforts. Further, we may be unable to attract and retain experienced bankers, which could adversely affect our organic growth. If we are not able to continue our historical levels of growth, we may not be able to maintain our historical revenue trends.

In addition, the Company periodically evaluates acquisition opportunities as an additional means to achieve growth. While we have not made any acquisitions to date, we may do so in the future. Should we consummate an acquisition, we can provide no assurance the transaction will be approved. Specifically, any enhanced regulatory scrutiny of bank mergers and acquisitions and revision of the framework for merger application review may adversely affect the marketplace for such transactions, could result in future applications being delayed, impeded or restricted in certain respects.

System failure or breaches of our network security, including as a result of cyber-attacks or data security breaches, could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use may be vulnerable to physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes breakdowns or disruptions in our customer relationship management, general ledger, deposit, loan and other systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny for failure to comply with required information security standards, or expose us to civil litigation and possible financial liability, any of which could have an adverse effect on us.

Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure. Information security risks have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use devices that are beyond our control systems. Although we believe we have robust information security procedures and controls, our technologies, systems, networks, and our customers’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of the Bank’s or our customers’ confidential, proprietary and other information, or otherwise disrupt the Bank’s or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

The Bank is under continuous threat of loss due to hacking and cyber-attacks especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. Two of the most significant cyber-attack risks that we face are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customer or our accounts. Attempts to breach sensitive customer data, such as account numbers and social security numbers, present significant reputational, legal and/or regulatory costs to us if successful. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. We cannot assure that we will not be the victim of successful hacking or cyberattacks in the future that could cause us to suffer material losses. The occurrence of any cyber-attack or information security breach could result in potential liability to customers, reputational damage and the disruption of our operations, and regulatory concerns, all of which could adversely affect our business, financial condition or results of operations.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition with the SEC. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting.

We expect these rules and regulations and changes in laws, regulations and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, to increase legal and financial compliance costs and make some activities more time consuming and costly. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Our investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses that we did not previously incur. We anticipate that these costs will materially increase our general and administrative expenses. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our strategic plan, which could prevent us from successfully implementing our growth initiatives and improving our business, results of operations and financial condition.

As an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of certain temporary exemptions from various reporting requirements. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

We are dependent on our management team and key employees.

We believe that our continued growth and future success will depend on the retention of our management team and key employees. Our management team and other key employees, including those who conduct our loan origination and other business development activities, have significant industry experience. We cannot ensure that we will be able to retain the services of any members of our management team or other key employees. Though we have employment agreements in place with certain members of our management team they may still elect to leave at any time. The loss of any of our management team or our key employees could adversely affect our ability to execute our business strategy, and we may not be able to find adequate replacements on a timely basis, or at all.

Our future success also depends on our continuing ability to attract, develop, motivate and retain key employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. Because the market for qualified individuals is highly competitive, we may not be able to attract and retain qualified officers or candidates. Failure to attract and retain a qualified management team and qualified key employees could have an adverse effect on our business, financial condition and results of operations.

We follow a relationship-based operating model and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining bankers and other associates who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. Furthermore, maintaining our reputation also depends on our ability to protect our brand name and associated trademarks.

However, reputation risk, or the risk to our business, earnings and capital from negative public opinion surrounding our Company and the financial institutions industry generally, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including business and lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract customers and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our customers and communities, this risk will always be present given the nature of our business.

If our reputation is negatively affected by the actions of our employees or otherwise, our business and operating results may be materially adversely affected.

Changes in accounting standards could materially impact our financial statements.

From time to time, FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The Company is headquartered in Reston, Virginia and conducts business through its headquarters office, eight full-service bank branches and one loan production office. The following table sets forth information regarding our offices, which are all leased.

Location	Year Leased
Headquarters:
1943 Isaac Newton Sq. E, Suites 100, 125, 200, and 220 Reston, VA 20190	2011[1]
Other Properties:
Reston Branch 1943 Isaac Newton Sq. E, Ste. 150 Reston, VA 20190	2011
Alexandria Branch 640 Franklin St., Suites 120 and 230 Alexandria, VA 22314	2013
Arlington Branch 2300 Wilson Blvd., Ste. 120 Arlington, VA 22201	2014
Arlington Loan Production Office 2300 Wilson Blvd., Ste. 200 Arlington, VA 22201	2022
Washington, D.C. Branch 1401 H St., NW, Ste. 702 Washington, DC 20005	2017
Loudoun Branch 842 South King St. Leesburg, VA 20175	2008
Prince William Branch 12701 Marblestone Dr., Ste. 150 Woodbridge, VA 22192	2021
Rockville Branch 11 N. Washington St., Ste. 100 Rockville, MD 20850	2010
Tysons Branch 8229 Boone Blvd., Ste. 102 Tysons, VA 22182	2016
(1)	Suite 200 of the Company’s headquarters was leased starting in 2016.

We believe that the current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion. We believe that upon expiration of each lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location.

Item 3.Legal Proceedings

In the ordinary course of our operations, the Company and its subsidiary are parties to various claims and lawsuits. Currently, we are not party to any material legal proceedings, and no such proceedings are, to management’s knowledge, threatened against us. Although the ultimate outcome of legal proceedings cannot be ascertained at this time, it is the opinion of management that the liabilities (if any) resulting from such legal proceedings will not have an adverse effect on the Company’s business, including its consolidated financial position, results of operations, or cash flows.

Item 4.Mine Safety Disclosures

Not applicable.

Part II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock is currently listed on the Nasdaq Capital Market under the symbol "JMSB." As of March 16, 2023, there were 560 holders of record of our common stock and approximately 2,053 total beneficial shareholders.

Dividends

On March 16, 2022, the Company declared a one-time, special cash dividend of $0.20 per outstanding share of common stock paid on May 24, 2022 to shareholders of record as of May 10, 2022. The declaration of future dividends by the Company is subject to the discretion of our Board, and we can provide no assurance that we will continue to declare dividends.

Holders of our common stock are only entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available for dividends. As the Company is a bank holding company and does not engage directly in business activities of a material nature, its ability to pay dividends depends, in large part, upon the receipt of dividends from the Bank. While we have sufficient retained earnings and expect our future earnings to be sufficient to pay cash dividends, our board of directors currently intends to retain sufficient earnings for the purpose of capitalizing future growth. Any future determination relating to our dividend policy will be made by the Board of Directors and will depend on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, our ability to service debt obligations senior to our common stock, banking regulations, contractual, legal, tax and regulatory restrictions, and limitations on the payment of dividends by the Company to its shareholders or by the Bank, and such other factors as the Board of Directors may deem relevant.

A discussion of applicable regulatory restrictions on dividends by the Company and the Bank is provided in Item 1 (“Business”) under “Supervision and Regulation – The Company – Limits on Dividends and Other Payments.”

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations of the Company and its subsidiary should be read in conjunction with the consolidated financial statements and related notes presented in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not be indicative of results of operations or trends in operations for any future periods.

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

As of December 31, 2022, the Company had total consolidated assets of $2.35 billion, total loans net of unearned income of $1.79 billion, total deposits of $2.07 billion and total shareholders’ equity of $212.8 million.

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

The following is a discussion of the critical accounting policy and significant estimate that require us to make complex and subjective judgments. Additional information about this policy can be found in Note 1 of our consolidated financial statements included in Item 8 of this Form 10-K.

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

Selected Financial Data

The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of December 31, 2022 and 2021 and the selected income statement data for the years ended December 31, 2022 and 2021 have been derived from our audited consolidated financial statements included elsewhere in this Form 10-K and should be read in conjunction with the other information contained in this Form 10-K, including the information contained within this “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 – Financial Statements and Supplementary Data.”

(Dollars in thousands, except per share data)	December 31, 2022	December 31, 2021
Balance Sheet Data:
Loans, net of unearned income	$1,789,508	$1,666,469
Allowance for loan losses	(20,208)	(20,032)
Total assets	2,348,235	2,149,309
Deposits	2,067,740	1,881,553
Shareholders’ equity	212,800	208,470
Asset Quality Data:
Net (charge-offs) recoveries to average total loans, net of unearned income (annualized)	0.00%	(0.01)%
Allowance for loan losses to nonperforming loans	NM	NM
Allowance for loan losses to total gross loans net of unearned income(1)	1.13%	1.20%
Non-performing assets to total assets	0.00%	0.00%
Non-performing loans to total loans	0.00%	0.00%
Capital Ratios (Bank level):
Total risk-based capital ratio	15.6%	15.3%
Tier 1 risk-based capital ratio	14.4%	14.0%
Leverage ratio	11.3%	11.0%
Common equity tier 1 ratio	14.4%	14.0%
Equity-to-total assets ratio	10.0%	10.8%
Income Statement Data:
Interest and dividend income	$84,066	$74,119
Interest expense	13,645	8,211
Net interest income	$70,421	$65,908
Provision for loan losses	175	3,105
Non-interest income	1,691	1,719
Non-interest expense	31,874	32,262
Income before taxes	$40,063	$32,260
Income tax expense	8,260	6,799
Net income	$31,803	$25,461
Shares Outstanding and Per Share Data:
Weighted average common shares (basic)	13,931,841	13,581,586
Weighted average common shares (diluted)	14,084,427	13,879,595
Common shares outstanding	14,098,986	13,745,598
Earnings per share, basic	$2.27	$1.87
Earnings per share, diluted	$2.25	$1.83
Book value	$15.09	$15.17
Performance Ratios:
Return on average assets ("ROAA")	1.40%	1.25%
Return on average equity ("ROAE")	15.18%	12.90%
Net interest margin(2)	3.16%	3.29%
Efficiency ratio	44.2%	47.7%
Non-interest expense to average assets	1.40%	1.58%

NM – Not meaningful

(1)	Excluding PPP loan balances, the allowance for loan losses as a percentage of gross loans, net of unearned income was 1.13% and 1.25% at December 31, 2022 and December 31, 2021, respectively.
(2)	Net interest margin for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

Financial Overview

General

The following is a summary of the Company’s financial highlights for the year ended December 31, 2022.

●	Record Earnings –The Company reported record net income of $31.8 million for the year ended December 31, 2022, a $6.3 million or 24.9% increase over the $25.5 million reported for the same period of 2021. Earnings per diluted share for the year ended December 31, 2022 were $2.25, a 22.9% increase over the $1.83 reported for the same period of 2021.
●	Robust Loan Growth – Gross loans net of unearned income grew $123.0 million or 7.4% from December 31, 2021 to December 31, 2022. Excluding PPP loans, gross loans net of unearned income grew $190.6 million or 11.9% from December 31, 2021 to December 31, 2022. The Company remains steadfast in adhering to our strict underwriting standards to maintain pristine asset quality.
●	Consistently Strong Returns –ROAA was 1.40% and annualized ROAE was 15.18% for the year ended December 31, 2022. ROAA and ROAE were 1.25% and 12.90%, respectively, for the year ended December 31, 2021.
●	Commitment to Cost Conscious Growth – Revenues (net interest income plus non-interest income) grew 6.6% during the year ended December 31, 2022 relative to the year ended December 31, 2021. Over the same period, overhead decreased 1.2%. The ratio of non-interest expense to average assets was 1.40% for the year ended December 31, 2022 compared to 1.58% for the year ended December 31, 2021. The efficiency ratio for the year ended December 31, 2022 was 44.2% compared to 47.7% for the year ended December 31, 2021.
●	No Non-performing Assets; No Loans More Than 30 Days Past Due – For the thirteenth consecutive quarter, the Company had no nonperforming loans, no other real estate owned, and no loans 30 days or more past due. There were no charge-offs during the quarter. The Company believes its allowance for loan losses is appropriate for the inherent risks and uncertainties associated with the portfolio.

Results of Operations – Years Ended December 31, 2022 and December 31, 2021

Overview

The Company reported record net income of $31.8 million for the year ended December 31, 2022, a $6.3 million or 24.9% increase over the $25.5 million reported for the same period of 2021.

Earnings per diluted share for the year ended December 31, 2022 were $2.25, a 22.9% increase over the $1.83 reported for the same period of 2021.

Net interest income increased $4.5 million to $70.4 million for the year ended December 31, 2022, compared to $65.9 million for the year ended December 31, 2021. Growth in our loan and investment portfolios resulted in an increase in net interest income of 6.8% for the year ended December 31, 2022 when compared to the year ended December 31, 2021.

The Company recorded a $175 thousand provision for loan losses for the year ended December 31, 2022, compared to a $3.1 million provision for the year ended December 31, 2021. The decrease in the provision for loan losses as compared to the same period in 2021 primarily reflects changes in the Company’s evaluation of environmental factors impacting the Company’s loan portfolio during 2022. During 2021, the environmental or qualitative factor allocations within the allowance for loan losses were adjusted to account for the risks to certain industry subgroups and portfolio segments within our portfolio as a result of the continuing COVID-19 pandemic. The decrease in the provision for loan losses primarily reflects an estimated decrease in uncertainty as it relates to the estimated impact of the COVID-19 pandemic on the Company’s loan portfolio and the broader economy. Additional discussion of the provision for loan losses is included below under the heading Provision Expense.

Non-interest income decreased $28 thousand or 1.6% during the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease in non-interest income was primarily due to mark-to-market adjustments of $(548) thousand resulting from a reduction in value of investments related to the Company’s nonqualified deferred compensation plan. The decrease in non-interest income was partially offset by a non-recurring BOLI related benefit claim realized and interest rate swap fee income recognized, as well as increases in insurance commissions and interchange and other fee income due to higher production and increased customer activity, respectively. During the year ended December 31, 2021, the Company also realized a $10 thousand gain on a called security. Excluding the impacts of the gain on the called security, mark-to-market adjustments, and BOLI related benefit claim, non-interest income increased $373 thousand or 24.6%.

Non-interest expense decreased $388 thousand or 1.2% during the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease in non-interest expense was primarily due to non-recurring legal and professional fees incurred in 2021, as well as decreases in marketing expense, FDIC insurance fees, and salaries and benefits expense. The decrease in marketing expense was primarily due to lower marketing vendor related expenses. The decrease in FDIC insurance fees was primarily due to lower insurance premiums. The decrease in salaries and benefits expense was primarily due to lower accruals related to deferred compensation and employer health insurance fees. The decrease in non-interest expense was partially offset by increases in state franchise taxes as a result of an increase in the Bank’s equity year-over-year and data processing fees due to new investments in technology solutions to support our operations.

The ROAA for the years ended December 31, 2022 and 2021 was 1.40% and 1.25%, respectively. The ROAE for the years ended December 31, 2022 and 2021 was 15.18% and 12.90%, respectively.

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

The following table presents the annual average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the years ended December 31, 2022 and 2021.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

	December 31, 2022			December 31, 2021
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$440,899	$8,183	1.86%	$275,071	$4,409	1.60%
Tax-exempt(1)	5,001	152	3.04%	5,007	152	3.04%
Total securities	$445,900	$8,335	1.87%	$280,078	$4,561	1.63%
Loans, net of unearned income(2):
Taxable	1,652,940	73,497	4.45%	1,577,418	68,685	4.35%
Tax-exempt(1)	24,211	993	4.10%	19,631	924	4.71%
Total loans, net of unearned income	$1,677,151	$74,490	4.44%	$1,597,049	$69,609	4.36%
Interest-bearing deposits in other banks	$116,092	$1,482	1.28%	$135,360	$175	0.13%
Total interest-earning assets	$2,239,143	$84,307	3.77%	$2,012,487	$74,345	3.69%
Total non-interest earning assets	36,624			31,132
Total assets	$2,275,767			$2,043,619
Liabilities & Shareholders’ Equity:
Interest-bearing deposits
NOW accounts	$311,950	$1,359	0.44%	$262,319	$798	0.30%
Money market accounts	395,369	3,340	0.84%	337,993	1,256	0.37%
Savings accounts	108,178	504	0.47%	83,032	300	0.36%
Time deposits	682,674	6,575	0.96%	657,986	4,245	0.65%
Total interest-bearing deposits	$1,498,171	$11,778	0.79%	$1,341,330	$6,599	0.49%
Federal funds purchased	386	15	3.89%	—	—	—
Subordinated debt	26,754	1,810	6.77%	24,702	1,487	6.02%
Other borrowed funds	6,175	42	0.68%	18,375	125	0.68%
Total interest-bearing liabilities	$1,531,486	$13,645	0.89%	$1,384,407	$8,211	0.59%
Demand deposits	518,284			448,723
Other liabilities	16,518			13,146
Total liabilities	$2,066,288			$1,846,276
Shareholders’ equity	$209,479			$197,343
Total liabilities and shareholders’ equity	$2,275,767			$2,043,619
Net interest spread			2.88%			3.10%
Net interest income and margin		$70,662	3.16%		$66,134	3.29%
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)	The Company did not have any loans on non-accrual as of December 31, 2022 or December 31, 2021.

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

Tax-Equivalent Net Interest Income

	Year Ended
(Dollars in thousands)	December 31, 2022	December 31, 2021
GAAP Financial Measurements:
Interest Income - Loans	$74,281	$69,415
Interest Income - Securities and Other Interest-Earning Assets	9,785	4,704
Interest Expense - Deposits	11,778	6,599
Interest Expense - Borrowings	1,867	1,612
Total Net Interest Income	$70,421	$65,908

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	209	194
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	32	32
Total Tax Benefit on Tax-Exempt Interest Income (1)	$241	$226
Tax-Equivalent Net Interest Income	$70,662	$66,134
(1)	Tax benefit was calculated using the federal statutory tax rate of 21%.

Net interest income increased $4.5 million or 6.8% to $70.7 million on a fully tax-equivalent basis for the year ended December 31, 2022. The increase in net interest income was driven by an increase in the average balance of interest-earning assets, and to a lesser extent, an increase in yield on interest-earning assets as a result of rising interest rates during 2022.

On a fully tax-equivalent basis, the net interest margin was 3.16% for the year ended December 31, 2022, compared to 3.29% for the year ended December 31, 2021. The decrease in net interest margin was primarily due to an increase in the cost of interest-bearing liabilities, which more than offset the increase in yield on loans, investments, and interest-bearing deposits in other banks. The cost of interest-bearing liabilities was 0.89% for the year ended December 31, 2022 compared to 0.59% for the same period of the prior year. The increase in the cost of interest-bearing liabilities was primarily due to higher interest expense on deposits and our subordinated debt. The increase in interest expense on subordinated debt was primarily the result of carrying the $25.0 million fixed-to-floating 5.75% subordinated notes that were issued on July 6, 2017 (“2017 notes”) and the $25.0 fixed-to-floating 5.25% subordinated note issued on June 15, 2022 (the “2022 note”) from June 15, 2022 until July 15, 2022, when the 2017 notes were redeemed, coupled with the accelerated amortization of $272 thousand in deferred issuance costs associated with our 2017 notes. The 2022 note currently bears interest at a fixed rate of 5.25% compared to the fixed rate of 5.75% paid on the 2017 notes that were redeemed on July 15, 2022. Increases in rates offered on NOW and money market deposit accounts and the repricing of our time deposits during the year ended December 31, 2022 also contributed to the increase in the cost of interest-bearing liabilities.

The loan portfolio’s yield for the year ended December 31, 2022 was 4.44% compared to 4.36% for the year ended December 31, 2021. The increase in yield on the Company’s loan portfolio was primarily due to an increase in interest rates during 2022.

The investment securities portfolio’s yield for the year ended December 31, 2022 was 1.87% compared to 1.63% for the year ended December 31, 2021. The increase of 0.24% was primarily due to higher yields on investment securities purchased during 2022.

The yield on interest-bearing deposits due from banks for the year ended December 31, 2022 was 1.28% compared to 0.13% for the year ended December 31, 2021. The increase of 1.15% was primarily due to an increase in the federal funds rate during the year ended December 31, 2022 when compared to the federal funds rate during the year ended December 31, 2021.

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

Rate/Volume Analysis

	For the Year Ended December 31,
	2022 and 2021
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$3,043	$731	$3,774
Tax-exempt(1)	—	—	—
Total securities	$3,043	$731	$3,774
Loans, net of unearned income:
Taxable	3,420	1,392	4,812
Tax-exempt(1)	131	(62)	69
Total loans, net of unearned income(2)	$3,551	$1,330	$4,881
Interest-bearing deposits in other banks	$(229)	$1,536	$1,307
Total interest-earning assets	$6,365	$3,597	$9,962
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$218	$343	$561
Money market accounts	341	1,743	2,084
Savings accounts	117	87	204
Time deposits	270	2,060	2,330
Total interest-bearing deposits	$946	$4,233	$5,179
Federal funds purchased	15	—	15
Subordinated debt	139	184	323
Other borrowed funds	(83)	—	(83)
Total interest-bearing liabilities	$1,017	$4,417	$5,434
Change in net interest income	$5,348	$(820)	$4,528
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

(2)The Company did not have any loans on non-accrual as of December 31, 2022 or December 31, 2021.

Interest Income

Interest income increased by $10.0 million or 13.4% to $84.3 million on a fully tax-equivalent basis for the year ended December 31, 2022 compared to $74.3 million for the year ended December 31, 2021, driven by both an increase in volume and rates on interest-earning assets. The increase in volume of average interest-earning assets was primarily attributable to the Company’s loan and investment portfolios. The increase in rate on interest-earning assets was primarily attributable to interest-bearing deposits due from banks, the loan portfolio, and to a lesser extent, the investment portfolio.

Fully tax-equivalent interest income on loans increased by approximately $4.9 million as a result of volume growth and an increase in rate. Average loans increased approximately $80.1 million between the years ended December 31, 2022 and December 31, 2021, which was primarily attributable to growth in the investor real estate and residential mortgage portfolios.

Fully tax-equivalent interest income on investment securities increased by approximately $3.8 million as a result of volume growth and rate increases. Average investment securities increased approximately $165.8 million between the years ended December 31, 2022 and December 31, 2021. The increase in investment securities was funded primarily by PPP loan payoffs and deposit growth.

The increase in rates on loans, investment securities, and interest-bearing deposits in other banks was primarily attributable to an increase in benchmark interest rates throughout 2022.

Interest Expense

Interest expense increased by $5.4 million or 66.2% to $13.6 million for the year ended December 31, 2022 compared to $8.2 million for the year ended December 31, 2021, primarily due to an increase in rates and, to a lesser extent, volume of deposits. The increase in rates was primarily a result of the repricing of the Company’s time deposits coupled with an increase in rates offered on NOW and money market deposit accounts during the year ended December 31, 2022. Our overall cost of funds benefited from an increase in average non-interest bearing deposits to total average deposits, which increased from 25.1% for the year ended December 31, 2021 to 25.7% for the year ended December 31, 2022.

Provision Expense

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

The Company recorded a $175 thousand provision for loan losses for the year ended December 31, 2022, compared to a $3.1 million provision for the year ended December 31, 2021. The decrease in the provision for loan losses as compared to the same period in 2021 primarily reflects changes in the Company’s evaluation of environmental factors impacting the Company’s loan portfolio during 2022. During 2021, the environmental or qualitative factor allocations within the allowance for loan losses were adjusted to account for the risks to certain industry subgroups and portfolio segments within our portfolio as a result of the continuing COVID-19 pandemic. The decrease in the provision for loan losses primarily reflects a decrease in uncertainty as it relates to the estimated impact of the COVID-19 pandemic on the Company’s loan portfolio and the broader economy.

See “Asset Quality” section below for additional information on the credit quality of the loan portfolio.

Non-interest Income

The Company’s recurring sources of non-interest income consist primarily of interchange income, bank owned life insurance income, service charges on deposit accounts and insurance commissions. Generally speaking, loan fees are included in interest income on the loan portfolio and not reported as non-interest income.

The following table summarizes non-interest income for the years ended December 31, 2022 and December 31, 2021.

(Dollars in thousands)	2022	2021
Service charges on deposit accounts
Overdrawn account fees	$88	$76
Account service fees	236	186
Other service charges and fees
Interchange income	409	379
Other charges and fees	247	98
Bank owned life insurance	544	411
Gains on securities	—	10
Net gains on premises and equipment	—	29
Insurance commissions	382	284
Other operating income (loss)	(215)	246
Total non-interest income	$1,691	$1,719

Non-interest income decreased $28 thousand or 1.6% during the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease in non-interest income was primarily due to mark-to-market adjustments of

$(548) thousand resulting from a reduction in value of investments related to the Company’s nonqualified deferred compensation plan. The decrease in non-interest income was partially offset by a non-recurring BOLI related benefit claim realized and interest rate swap fee income recognized, as well as increases in insurance commissions and interchange and other fee income due to higher production and increased customer activity, respectively. During the year ended December 31, 2021, the Company also realized a $10 thousand gain on a called security. Excluding the impacts of the gain on the called security, mark-to-market adjustments, and BOLI related benefit claim, non-interest income increased $373 thousand or 24.6%.

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

The following table summarizes non-interest expense for the years ended December 31, 2022 and December 31, 2021.

(Dollars in thousands)	2022	2021
Salaries and employee benefits expense	$20,190	$20,411
Occupancy expense of premises	1,893	1,985
Furniture and equipment expenses	1,325	1,436
Advertising expense	193	395
Data processing	1,940	1,471
FDIC insurance	605	887
Professional fees	1,231	1,418
State franchise tax	2,092	1,849
Bank insurance	204	176
Vendor services	594	574
Supplies, printing, and postage	133	181
Director costs	810	797
Other operating expenses	664	682
Total non-interest expense	$31,874	$32,262

Non-interest expense decreased $388 thousand or 1.2% during the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease in non-interest expense was primarily due to non-recurring legal and professional fees incurred in 2021, as well as decreases in marketing expense, FDIC insurance fees, and salaries and benefits expense. The decrease in marketing expense was primarily due to lower marketing vendor related expenses. The decrease in FDIC insurance fees was primarily due to lower insurance premiums. The decrease in salaries and benefits expense was primarily due to lower accruals related to deferred compensation and employer health insurance fees. The decrease in non-interest expense was partially offset by increases in state franchise taxes as a result of an increase in the Bank’s equity year-over-year and data processing fees due to new investments in technology solutions to support our operations. The increase in state franchise taxes was due to an increase in the Bank’s equity as that is the basis the Commonwealth of Virginia uses to assess taxes on banking institutions. The increase in data processing fees was due to new investments in technology solutions to support our operations.

Income Taxes

Income tax expense increased $1.5 million or 21.5% to $8.3 million for the year ended December 31, 2022 compared to $6.8 million for the year ended December 31, 2021. Our effective tax rate for the year ended December 31, 2022 was 20.6%, compared to 21.1% for the same period ended December 31, 2021. The decrease in our effective tax rate was primarily due to tax benefits realized in connection with the exercise of certain nonqualified stock options during the year ended December 31, 2022.

Discussion and Analysis of Financial Condition – Years Ended December 31, 2022 and December 31, 2021

Assets, Liabilities, and Shareholders’ Equity

The Company’s total assets increased $198.9 million or 9.3% to $2.35 billion at December 31, 2022 compared to $2.15 billion at December 31, 2021. The increase in total assets is primarily attributable to an increase in loans net of unearned income of $123.0 million and an increase in the carrying value of the Company’s investment portfolio of $111.9 million. The increase was partially offset due to a decrease in interest-bearing deposits in banks of $47.9 million.

The Company’s total liabilities increased $194.6 million or 10.0% to $2.14 billion at December 31, 2022 compared to $1.94 billion at December 31, 2021. The increase in total liabilities was primarily attributable to an increase in total deposits of $186.2 million.

The Company’s total shareholders’ equity increased $4.3 million or 2.1% to $212.8 million at December 31, 2022 compared to $208.5 million at December 31, 2021. The increase was primarily due to increases in retained earnings and additional paid-in capital, which were partially offset by the increase in the unrealized loss on our available-for-sale investment portfolio and the one-time special cash dividend declared during the first quarter of 2022. Total common shares outstanding increased from 13,745,598, including 75,826 shares relating to unvested stock awards, at December 31, 2021, to 14,098,986, including 55,185 shares relating to unvested stock awards, at December 31, 2022. The year-over-year increase in shares outstanding was the result of exercises of stock options and additional grants of restricted stock awards. Excluding accumulated other comprehensive loss, which primarily includes the impact of unrealized losses on the Company’s available-for-sale investment portfolio, total shareholders’ equity increased $32.6 million or 15.6% from December 31, 2021 to December 31, 2022.

Investment Securities

The Company maintains a primarily fixed income investment securities portfolio that had a total carrying value of $457.0 million at December 31, 2022 and $344.8 million at December 31, 2021. The investment portfolio is used as a source of liquidity, interest income, and credit risk diversification, as well as to manage rate sensitivity and provide collateral for secured public funds. Investment securities are classified as available-for-sale or held-to-maturity based on management’s investment strategy and management’s assessment of the intent and ability to hold the securities until maturity. Investment securities that we may sell prior to maturity in response to changes in management’s investment strategy, liquidity needs, interest rate risk profile or for other reasons are classified as available-for-sale. The Company also had restricted stock and equity securities within its investment securities portfolio with total carrying values of $4.4 million and $2.1 million, respectively, as of December 31, 2022 and $5.0 million and $1.9 million, respectively, as of December 31, 2021. Restricted stock is comprised of investments in Federal Home Loan Bank stock, Federal Reserve Bank stock, and Community Bankers’ Bank stock. The Company’s equity securities consist of mutual funds held in a trust and were obtained for the purpose of economically hedging changes in the Company’s nonqualified deferred compensation liability.

The Company purchased $207.9 million of investment securities during 2022, which were comprised of $151.1 million of mortgage-backed securities, $32.3 million of U.S. Treasuries, $12.9 million of collateralized mortgage obligation securities, $9.6 million of U.S. government and federal agency securities, and $2.0 million of corporate bonds. The Company had $59.9 million in maturities, calls and principal repayments on securities during 2022, which is comprised of $41.1 million of mortgage-backed securities, $12.0 million of collateralized mortgage obligation securities, $5.8 million of U.S. government and federal agency securities and $1.0 million in municipal securities.

The following table summarizes the amortized cost and fair value of the Company’s primarily fixed income investment portfolio as of December 31, 2022 and December 31, 2021, respectively.

	December 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Held-to-maturity
U.S. Treasuries	$6,000	$5,160	$6,000	$5,850
U.S. government and federal agencies	35,551	29,416	35,720	34,994
Collateralized mortgage obligations	21,275	17,048	25,606	25,072
Taxable municipal	6,073	4,709	6,089	5,895
Mortgage-backed	30,516	24,828	32,094	31,447
Total Held-to-maturity Securities	$99,415	$81,161	$105,509	$103,258
Available-for-sale
U.S. Treasuries	$63,480	$59,210	$30,954	$30,543
U.S. government and federal agencies	38,748	34,760	34,803	34,537
Corporate bonds	3,000	2,614	1,000	1,031
Collateralized mortgage obligations	44,732	38,474	39,596	39,049
Tax-exempt municipal	4,993	4,645	5,007	5,262
Taxable municipal	608	579	1,653	1,685
Mortgage-backed	238,652	217,294	127,287	127,193
Total Available-for-sale Securities	$394,213	$357,576	$240,300	$239,300

In the prevailing rate environments as of both December 31, 2022 and December 31, 2021, the Company’s investment portfolio had an estimated weighted average remaining life of approximately 4.5 years. The Company’s available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 3.8 years and 4.1 years in the prevailing rate environments as of December 31, 2022 and December 31, 2021, respectively.

The following table summarizes the maturity composition of our investment securities as of December 31, 2022, including the weighted average yield of each maturity band. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

	December 31, 2022
	Amortized	Fair	Weighted-Average
(Dollars in thousands)	Cost	Value	Yield
Held-to-maturity
Due in one year or less	$—	$—	—
Due after one year through five years	5,208	4,474	0.94%
Due after five years through ten years	39,496	32,806	1.26%
Due after ten years	54,711	43,881	1.39%
Total Held-to-maturity Securities	$99,415	$81,161	1.27%
Available-for-sale
Due in one year or less	$1,929	$1,899	3.54%
Due after one year through five years	104,037	96,292	1.70%
Due after five years through ten years	153,724	142,314	2.33%
Due after ten years	134,523	117,071	1.82%
Total Available-for-sale Securities	$394,213	$357,576	2.00%

Loan Portfolio

Gross loans net of unearned income increased $123.0 million or 7.4% to $1.79 billion as of December 31, 2022 compared to $1.67 billion as of December 31, 2021. Excluding PPP loans, gross loans held for investment net of unearned income increased $190.6 million or 11.9% from December 31, 2021 to December 31, 2022. PPP loans held for investment net of unearned income totaled $132 thousand at December 31, 2022, a decrease from $67.7 million at December 31, 2021.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of December 31, 2022 and December 31, 2021.

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial	$1,118,127	62.62%	$968,442	58.15%
Construction and land development	195,027	10.92%	231,090	13.87%
Residential	426,841	23.91%	342,491	20.56%
Commercial - Non Real Estate:
Commercial loans(1)	44,924	2.52%	122,945	7.38%
Consumer - Non-Real Estate:
Consumer loans	529	0.03%	586	0.04%
Total Gross Loans	$1,785,448	100.00%	$1,665,554	100.00%
Allowance for loan losses	(20,208)		(20,032)
Net deferred loan costs	4,060		915
Total net loans	$1,769,300		$1,646,437
(1)	Includes gross PPP loans of $136 thousand and $69.6 million as of December 31, 2022 and December 31, 2021, respectively.

The following table summarizes the contractual maturities of the loans as of December 31, 2022 by loan type. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The table also summarizes the fixed and floating rate composition of loans held for investment for contractual maturities greater than one year.

	December 31, 2022
		After 1	After 5
		Year	years	Maturing
	Within 1	Within 5	Within 15	After 15
(Dollars in thousands)	Year	Years	Years	Years	Total
Real Estate Loans:
Residential	$7,354	$37,839	$37,995	$343,653	$426,841
Commercial	35,066	253,073	818,107	11,881	1,118,127
Construction and land development	119,403	51,032	23,634	958	195,027
Commercial - Non-Real Estate:
Commercial loans	12,771	23,156	8,078	919	44,924
Consumer - Non-Real Estate:
Consumer loans	406	106	—	17	529
Total Gross Loans	$175,000	$365,206	$887,814	$357,428	$1,785,448

For Maturities Over One Year:
Floating rate loans		$144,844	$288,586	$345,223	$778,653
Fixed rate loans		220,362	599,228	12,205	831,795
		$365,206	$887,814	$357,428	$1,610,448

Asset Quality

The Company maintains policies and procedures to promote sound underwriting and mitigate credit risk. The Chief Credit Officer is responsible for establishing credit risk policies and procedures, including underwriting and hold guidelines and credit approval authority, and monitoring credit exposure and performance of the Company’s lending-related transactions.

The Company’s asset quality remained strong during the year ended December 31, 2022. The Company did not have any nonperforming assets, which includes nonperforming loans and OREO, as of December 31, 2022 or December 31, 2021. As a result, the Company did not have any nonperforming loans, which consists of loans that are 90 days or more past due or loans placed on nonaccrual as of December 31, 2022 or December 31, 2021.

The Company did not have any nonaccrual loans as of December 31, 2022 or December 31, 2021 nor were there any loans placed on nonaccrual during those periods. A loan is placed on nonaccrual status when (i) the Company is advised by the borrower that scheduled principal or interest payments cannot be met, (ii) when management’s best judgment indicates that payment in full of principal and interest can no longer be expected, or (iii) when any such loan or obligation becomes delinquent for 90 days, unless it is both well-secured and in the process of collection. As a result, the Company did not have any interest income that would have been recognized on nonaccrual loans for the years ended December 31, 2022 or December 31, 2021.

The Company may, for economic or legal reasons related to a borrower’s financial condition, grant a concession to the borrower that it would not otherwise consider, which results in the related loan being classified as a TDR. All modifications are evaluated by management on a loan-by-loan basis to determine whether the loan modification constitutes a TDR. Total TDRs were $418 thousand and $549 thousand as of December 31, 2022 and December 31, 2021, respectively, and were performing in accordance with their modified terms as of those dates.

The following table summarizes the Company’s asset quality as of December 31, 2022 and December 31, 2021.

(Dollars in thousands)	December 31, 2022	December 31, 2021
Nonaccrual loans	$—	$—
Loans past due 90 days and accruing interest	—	—
Other real estate owned and repossessed assets	—	—
Total nonperforming assets	$—	$—

Allowance for loan losses to nonperforming assets	NM	NM
Nonaccrual loans to gross loans	0.00%	0.00%
Nonperforming assets to period end loans and OREO	0.00%	0.00%

NM – Not meaningful

Allowance for Loan Losses

Refer to the discussion in the “Critical Accounting Policies and Estimates” section above for management’s approach to estimating the allowance for loan losses.

Gross charged-off loans were $1 thousand and $91 thousand for the years ended December 31, 2022 and December 31, 2021, respectively. The charge-off in 2021 related to a loan that the Company sold as part of a portfolio management strategy. Gross recoveries totaled $2 thousand and $1 thousand for the years ended December 31, 2022 and December 31, 2021, respectively. The allowance for loan loss as a percentage of gross loans, net of unearned income was 1.13% and 1.20% as of December 31, 2022 and December 31, 2021, respectively. Excluding PPP loan balances, the allowance for loan losses as a percentage of gross loans, net of unearned income was 1.13% and 1.25% at December 31, 2022 and December 31, 2021, respectively. The Company does not have a reserve on PPP loan balances, as they are 100% guaranteed by the SBA. The decrease in the allowance as a percentage of outstanding loans, net of unearned income, was primarily due to changes in the loan portfolio’s composition as well as net changes in qualitative adjustments.

The following table summarizes the Company’s loan loss experience by loan portfolio for the years ended December 31, 2022 and December 31, 2021.

	December 31, 2022		December 31, 2021
	Net	Net	Net	Net
	(charge-offs)	(charge-off)	(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)	recoveries	recovery rate (1)
Real estate loans:
Commercial	$(1)	(0.00)%	$(90)	(0.01)%
Construction and land development	—	—	—	—
Residential	—	—	—	—
Commercial loans	2	0.00%	—	—
Consumer loans	—	—	—	—
Total	$1		$(90)

Average loans outstanding during the period	$1,677,151		$1,597,049
Allowance coverage ratio (2)		1.13%		1.20%
Total net (charge-off) recovery rate (1)		0.00%		(0.01)%
Allowance to nonaccrual loans ratio(3)		NM		NM

NM – Not meaningful

(1)	The net (charge-off) recovery rate is calculated by dividing total net (charge-offs) recoveries during the period by average gross loans outstanding during the period.
(2)	The allowance coverage ratio is calculated by dividing the allowance for loan losses at the end of the period by gross loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan losses at the end of the period by nonaccrual loans at the end of the period.

The following table summarizes the allowance for loan losses by portfolio with a comparison of the percentage composition in relation to total allowance for loan losses and total loans as of December 31, 2022 and December 31, 2021.

	December 31, 2022
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$13,205	67.48%	62.62%
Construction and land development	2,860	14.61%	10.92%
Residential	3,044	15.55%	23.91%
Commercial - Non-Real Estate:
Commercial loans	456	2.33%	2.52%
Consumer - Non-Real Estate:
Consumer loans	5	0.03%	0.03%
Unallocated	638	—	—
Total	$20,208	100.00%	100.00%

	December 31, 2021
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$13,091	67.48%	58.15%
Construction and land development	2,824	14.56%	13.87%
Residential	2,769	14.27%	20.56%
Commercial - Non-Real Estate:
Commercial loans	711	3.66%	7.38%
Consumer - Non-Real Estate:
Consumer loans	5	0.03%	0.04%
Unallocated	632	—	—
Total	$20,032	100.00%	100.00%

Management believes that the allowance for loan losses is adequate to absorb credit losses inherent in the portfolio as of December 31, 2022. There can be no assurance, however, that adjustments to the provision for loan losses will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; or changes in the circumstances of particular borrowers are criteria that could change and make adjustments to the provision for loan losses necessary.

Deposits

Total deposits increased $186.2 million or 9.9% to $2.07 billion as of December 31, 2022 compared to $1.88 billion as of December 31, 2021.

Non-interest bearing demand deposits decreased $12.1 million or 2.5% to $476.7 million as of December 31, 2022 compared to $488.8 million at December 31, 2021. Non-interest bearing demand deposits represented 23.1% and 26.0% of total deposits at December 31, 2022 and December 31, 2021, respectively.

Interest-bearing deposits, which include NOW accounts, regular savings accounts, money market accounts, and time deposits, increased $198.3 million or 14.2% to $1.59 billion as of December 31, 2022 compared to $1.39 billion as of December 31, 2021. Interest-bearing demand deposits represented 76.9% and 74.0% of total deposits at December 31, 2022 and December 31, 2021, respectively.

The Company focuses on funding asset growth with deposit accounts, with an emphasis on core deposit growth, as its primary source of deposits. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, time deposits, reciprocal IntraFi Demand® deposits, IntraFi Money Market® deposits and IntraFi CD® deposits. Core deposits totaled $1.69 billion or 81.9% of total deposits and $1.64 billion or 87.1% of total deposits at December 31, 2022 and December 31, 2021, respectively.

The following table sets forth the average balances of deposits and the average interest rates paid for the years ended December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$518,284		$448,723
Interest bearing:
NOW accounts	311,950	0.44%	262,319	0.30%
Money market accounts	395,369	0.84%	337,993	0.37%
Savings accounts	108,178	0.47%	83,032	0.36%
Time deposits	682,674	0.96%	657,986	0.65%
Total interest-bearing	1,498,171	0.79%	1,341,330	0.49%
Total	$2,016,455		$1,790,053

The following table sets forth the maturity ranges of certificates of deposit with balances of $250,000 or more as of December 31, 2022.

	December 31, 2022
(Dollars in thousands)	Total	Uninsured
Three months or less	$75,670	$60,921
Over three through 6 months	80,806	55,556
Over 6 through 12 months	66,581	53,831
Over 12 months	95,681	78,181
Total	$318,738	$248,489

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $963.9 million at December 31, 2022 and $862.8 million at December 31, 2021. Included in these amounts were $161.2 million and $118.1 million of public fund deposits that are collateralized by securities as of December 31, 2022 and December 31, 2021, respectively. Uninsured deposits and deposits not otherwise collateralized by securities represented 39% and 40% of total deposits, respectively, as of December 31, 2022 and December 31, 2021.

Capital Resources

The Company is a bank holding company with less than $3 billion in assets and does not (i) have significant off balance sheet exposure, (ii) engage in significant non-banking activities, or (iii) have a material amount of securities registered under the Exchange Act. As a result, the Company qualifies as a small bank holding company under the Federal Reserve’s Small Bank Holding Company Policy Statement and is currently not subject to consolidated regulatory requirements.

The Bank is subject to capital adequacy standards adopted by the Federal Reserve, including the capital rules that implemented the Basel III regulatory capital reforms developed by the Basel Committee on Banking Supervision.

Note 16 to the Consolidated Financial Statements, included in Item 8 of this Form 10-K, contains additional discussion and analysis regarding the Company and Bank’s regulatory capital requirements.

Shareholders’ equity increased $4.3 million or 2.1% to $212.8 million at December 31, 2022 compared to $208.5 million at December 31, 2021. The increase was primarily due to increases in retained earnings and additional paid-in capital, which were partially offset by the increase in the unrealized loss on our available-for-sale investment portfolio and the one-time special dividend declared during the first quarter of 2022. Excluding accumulated other comprehensive loss, which primarily includes the impact of unrealized losses on the Company’s available-for-sale investment portfolio, total shareholders’ equity increased $32.6 million or 15.6% from December 31, 2021 to December 31, 2022.

In August of 2022, the Company’s Board of Directors authorized the extension of the Company’s stock repurchase program that was originally adopted in August of 2021. Under the stock repurchase program, the Company may repurchase up to 700,000 shares of its outstanding common stock, or 5.0% of outstanding shares as of December 31, 2022. The stock repurchase program will expire on August 31, 2023 or earlier if all the authorized shares have been repurchased. The Company has not repurchased any of its outstanding common stock under the program as of December 31, 2022.

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

The Company’s principal source of liquidity and funding is its deposit base. The level of deposits necessary to support the Company’s lending and investment activities is determined through monitoring loan demand. Liquidity needs are also met with cash and cash equivalents and unencumbered securities. Liquid assets totaled $397.5 million as of December 31, 2022 compared to $371.2 million at December 31, 2021. These amounts represented 16.9% and 17.3% of total assets as of December 31, 2022 and December 31, 2021, respectively.

In addition to the liquidity provided by balance sheet cash flows, the Company supplements its liquidity with additional sources such as credit lines with the FHLB, the Reserve Bank and other correspondent banks. Specifically, the Company has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and a portion of its commercial and industrial portfolio to the Reserve Bank. Additional borrowing capacity at the FHLB was approximately $363.4 million as of December 31, 2022. Additional borrowing capacity with the Reserve Bank was approximately $24.9 million as of December 31, 2022. Undrawn lines of credit with other correspondent banks totaled $79.5 million at December 31, 2022. On March 12, 2023, the Federal Reserve announced the creation of the Bank Term Funding Program (“BTFP”), whereby eligible depository institutions can obtain advances up to one year in length upon pledging eligible collateral. BTFP advances, if requested, provide an additional source of liquidity to the Company. As of March 12, 2023, the Company had eligible collateral totaling $349.4 million available for pledging to the BTFP.

Liquidity is a core pillar of the Company’s operations. Conditions may arise in the future that could negatively impact the Company’s future liquidity position resulting in funding mismatches. These include market constraints on the ability to convert assets into cash or accessing sources of funds (i.e., market liquidity) and contingent liquidity events. Changes in economic conditions or exposure to credit, market, operational, legal, and reputation risks also can affect a bank’s liquidity. Management maintains that the Company has a strong liquidity position, but any of the factors referenced above could materially impact that in the future.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of its customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and financial guarantees which would impact the Company’s liquidity and capital resources to the extent customers accept and or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. With the exception of these off-balance sheet arrangements, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors. For further information, see Note 11 to the Consolidated Financial Statements, included in Item 8 of this Form 10-K, for further discussion of the nature, business purpose and elements of risk involved with these off-balance sheet arrangements.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Not required for small reporting companies.

Item 8.Financial Statements and Supplementary Data

John Marshall Bancorp, Inc. Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

John Marshall Bancorp, Inc.

Reston, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of John Marshall Bancorp, Inc. and its subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 2008.

Winchester, Virginia

March 23, 2023

John Marshall Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2022 and 2021

(In thousands, except share data)

	2022	2021
Assets
Cash and due from banks	$6,583	$2,920
Interest-bearing deposits in banks	55,016	102,879
Total cash and cash equivalents	61,599	105,799
Securities available-for-sale, at fair value	357,576	239,300
Securities held-to-maturity, fair value of $81,161 and $103,258 as of December 31, 2022 and December 31, 2021, respectively	99,415	105,509
Restricted securities, at cost	4,425	4,951
Equity securities, at fair value	2,115	1,869
Loans, net of unearned income	1,789,508	1,666,469
Allowance for loan losses	(20,208)	(20,032)
Net loans	1,769,300	1,646,437
Bank premises and equipment, net	1,219	1,620
Accrued interest receivable	5,531	4,943
Bank owned life insurance	21,170	20,998
Right of use assets	4,611	4,913
Other assets	21,274	12,970
Total assets	$2,348,235	$2,149,309
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand deposits	$476,697	$488,838
Interest-bearing demand deposits	691,945	633,901
Savings deposits	95,241	101,376
Time deposits	803,857	657,438
Total deposits	2,067,740	1,881,553
Federal funds purchased	25,500	—
Federal Home Loan Bank advances	—	18,000
Subordinated debt	24,624	24,728
Accrued interest payable	1,035	843
Lease liabilities	4,858	5,182
Other liabilities	11,678	10,533
Total liabilities	$2,135,435	$1,940,839
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued	$—	$—
Common stock, nonvoting, par value $0.01 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, voting, par value $0.01 per share; authorized 30,000,000 shares; issued and outstanding, 14,098,986 at December 31, 2022, including 55,185 unvested shares, 13,745,598 shares at December 31, 2021, including 75,826 unvested shares	141	137
Additional paid-in capital	94,726	91,107
Retained earnings	146,630	117,626
Accumulated other comprehensive loss	(28,697)	(400)
Total shareholders’ equity	$212,800	$208,470
Total liabilities and shareholders’ equity	$2,348,235	$2,149,309

See Notes to Consolidated Financial Statements.

John Marshall Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2022 and 2021

(In thousands, except per share data)

	2022	2021
Interest and Dividend Income
Interest and fees on loans	$74,281	$69,415
Interest on investment securities, taxable	7,934	4,146
Interest on investment securities, tax-exempt	120	120
Dividends	249	263
Interest on deposits in banks	1,482	175
Total interest and dividend income	$84,066	$74,119
Interest Expense
Deposits	$11,778	$6,599
Federal funds purchased	15	—
Federal Home Loan Bank advances	42	125
Subordinated debt	1,810	1,487
Total interest expense	$13,645	$8,211
Net interest income	$70,421	$65,908
Provision for loan losses	175	3,105
Net interest income after provision for loan losses	$70,246	$62,803
Non-interest Income
Service charges on deposit accounts	$324	$262
Bank owned life insurance	544	411
Other service charges and fees	656	477
Gains on securities	—	10
Insurance commissions	382	284
Other operating income (loss)	(215)	275
Total non-interest income	$1,691	$1,719
Non-interest Expenses
Salaries and employee benefits	$20,190	$20,411
Occupancy expense of premises	1,893	1,985
Furniture and equipment expenses	1,325	1,436
Other operating expenses	8,466	8,430
Total non-interest expenses	$31,874	$32,262
Income before income taxes	$40,063	$32,260
Income tax expense	8,260	6,799
Net income	$31,803	$25,461
Earnings per share, basic	$2.27	$1.87
Earnings per share, diluted	$2.25	$1.83

See Notes to Consolidated Financial Statements.

John Marshall Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2022 and 2021

(In thousands)

	2022	2021
Net Income	$31,803	$25,461
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax of $(7,484) and $(1,089) for 2022 and 2021, respectively	(28,153)	(4,098)
Reclassification adjustment for gains on available-for-sale securities included in net income, net of tax of $(2) for 2021	—	(8)
Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax of $(38) and $(21) for 2022 and 2021, respectively	(144)	(80)
Total other comprehensive loss	$(28,297)	$(4,186)
Total comprehensive income	$3,506	$21,275

See Notes to Consolidated Financial Statements.

John Marshall Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2022 and December 31, 2021

(In thousands, except share data)

					Accumulated
					Other	Total
			Additional Paid- In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2020	13,532,558	$135	$89,995	$92,165	$3,786	$186,081
Net income	—	—	—	25,461	—	25,461
Other comprehensive loss	—	—	—	—	(4,186)	(4,186)
Exercise of stock options, net of 22,809 shares surrendered	100,757	1	554	—	—	555
Restricted stock vesting, net of 3,715 shares surrendered	36,457	1	(2)	—	—	(1)
Share-based compensation	—	—	560	—	—	560
Balance, December 31, 2021	13,669,772	$137	$91,107	$117,626	$(400)	$208,470

Balance, December 31, 2021	13,669,772	$137	$91,107	$117,626	$(400)	$208,470
Net income	—	—	—	31,803	—	31,803
Other comprehensive loss	—	—	—	—	(28,297)	(28,297)
Dividend declared on common stock ($0.20 per share)	—	—	—	(2,799)	—	(2,799)
Exercise of stock options, net of 8,930 shares surrendered	331,719	4	3,054	—	—	3,058
Restricted stock vesting, net of 251 shares surrendered	42,310	—	(8)	—	—	(8)
Share-based compensation	—	—	573	—	—	573
Balance, December 31, 2022	14,043,801	$141	$94,726	$146,630	$(28,697)	$212,800

See Notes to Consolidated Financial Statements.

John Marshall Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2022 and 2021

(In thousands)

	2022	2021
Cash Flows from Operating Activities
Net income	$31,803	$25,461
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	557	814
Right of use asset amortization	1,360	1,416
Provision for loan losses	175	3,105
Share-based compensation expense	573	560
Net amortization of securities	(25)	488
Fair value adjustment on equity securities	354	(194)
Amortization of debt issuance costs	317	49
Net gains on premises and equipment	—	(29)
Gains on sales and calls of available-for-sale securities	—	(10)
Deferred tax expense (benefit)	594	(678)
Bank owned life insurance income	(544)	(411)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(588)	365
(Increase) decrease in other assets	(1,376)	861
Increase (decrease) in accrued interest payable	192	(34)
(Decrease) Increase in other liabilities	(237)	591
Net cash provided by operating activities	$33,155	$32,354
Cash Flows from Investing Activities
Net increase in loans	$(123,038)	$(104,035)
Purchase of available-for-sale securities	(206,890)	(231,353)
Purchase of held-to-maturity securities	(1,003)	(11,025)
Proceeds from maturities, calls and principal repayments of available-for-sale securities	53,077	39,315
Proceeds from maturities, calls and principal repayments of held-to-maturity securities	6,841	4,378
Net redemption of restricted securities	526	725
Net purchases of equity securities	(600)	(708)
Life insurance proceeds	371	—
Insurance casualty proceeds	—	22
Proceeds from sale of premises and equipment	—	35
Purchases of bank premises and equipment	(156)	(353)
Net cash (used in) investing activities	$(270,872)	$(302,999)
Cash Flows from Financing Activities
Net increase in deposits	$186,187	$241,433
Net repayment of Federal Home Loan Bank advances	(18,000)	(4,000)
Increase in federal funds purchased	25,500	—
Issuance of subordinated debt	24,579	—
Repayment of subordinated debt	(25,000)	—
Cash dividends paid	(2,799)	—
Issuance of common stock for share options exercised	3,058	716
Repurchase of shares for tax withholding on share-based compensation	(8)	(162)
Net cash provided by financing activities	$193,517	$237,987
Net decrease in cash and cash equivalents	$(44,200)	$(32,658)
Cash and cash equivalents, beginning of period	105,799	138,457
Cash and cash equivalents, end of period	$61,599	$105,799
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$13,136	$8,196
Income taxes	6,583	6,829
Supplemental Disclosures of Noncash Transactions
Unrealized loss on securities available-for-sale	$(35,637)	$(5,197)
Right of use asset obtained in exchange for new operating lease liability	1,058	385

See Notes to Consolidated Financial Statements.

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

The Company was formed on April 21, 2016 under the laws of the Commonwealth Virginia. The Bank formed on April 5, 2005 under the laws of the Commonwealth of Virginia and was chartered as a bank on February 9, 2006, by the Virginia Bureau of Financial Institutions. The Bank is a member of the Federal Reserve System and is subject to the rules and regulations of the Virginia Bureau of Financial Institutions, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank opened for business on April 17, 2006 and provides banking services to its customers primarily in the Washington, D.C. metropolitan area.

The accounting and reporting policies of John Marshall Bancorp, Inc. conform to generally accepted accounting principles in the United States of America and reflect practices of the banking industry. The significant accounting policies are summarized below.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions between the Company and the Bank have been eliminated.

Restriction on Dividends

The Bank is subject to certain restrictions on the amount of dividends that it may pay to the Company without prior regulatory approval. At December 31, 2022, the Bank had $77.5 million available to distribute in the form of dividends to the Company.

Significant Accounting Policies

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Reclassifications

Certain items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

Concentration of Credit Risk

Most of the Company’s activities are with customers located in the Washington, D.C. metropolitan area. Real estate loans, including commercial, construction and land development, and residential loans, represented 97% of the total loan portfolio at December 31, 2022 and 93% of the total loan portfolio at December 31, 2021. The Company does not have any significant concentrations to any one industry or customer.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, cash and cash equivalents include cash and balances due from banks and interest-bearing deposits in banks (items with an original maturity of three months or less).

Securities

Certain debt securities that management has the positive intent and ability to hold-to-maturity are classified as “held-to-maturity” and recorded at amortized cost. Debt securities not classified as held-to-maturity or trading, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported net of deferred tax in accumulated other comprehensive income (loss) within shareholders’ equity. Purchase premiums and discounts on debt securities are recognized in interest income using the interest method over the terms of the securities.

Transfers of debt securities into the held-to-maturity classification from the available-for-sale classification are made at fair value on the date of transfer. The unrealized holding gain or loss on the date of the transfer is reported in accumulated other comprehensive income (loss) and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the remaining contractual lives of the securities.

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (a) the intent is to sell the security or (b) it is more likely than not that it will be necessary to sell the security prior to recovery of its amortized cost basis. If, however, the Company’s intent is not to sell the security and it is not more than likely that the Company will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income.

The Company regularly reviews each debt security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the security’s ratings, the Company’s best estimate of the present value of cash flows expected to be collected from debt securities, the intention with regards to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

Equity securities with readily determinable fair values are carried at fair value, with changes in fair value reported in net income. Any equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. Restricted equity securities are carried at cost and are periodically evaluated for impairment based on the ultimate recovery of par value. The entirety of any impairment on the equity securities is recognized in earnings.

Gains and losses on sales of securities are recorded on the trade date and determined using the specific identification method.

Loans

The Company grants real estate, commercial and consumer loans to customers (representing the Company’s loan segments). A substantial portion of the loan portfolio is represented by commercial real estate loans in the Washington, D.C. metropolitan area. Within the real estate segment, the Company has also identified the residential, commercial and construction classes. The ability of the Company’s debtors to honor their real estate loan contracts is dependent upon the real estate market and general economic conditions in this area, among other factors.

Underwriting and risk characteristics of each loan class are summarized as follows:

●	Real estate residential mortgage loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

●	Real estate commercial mortgage loans carry risks associated with the successful operation of a business, the continued creditworthiness of the borrower and any related guarantors and changes in the value of the collateral. In the case of investor-owned commercial real estate, risks are expanded to include the financial strength of the tenants occupying the property and the stability of occupancy and lease rates.
●	Real estate construction and land development loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a customer of the Company, may be unable to finish the construction project as planned because of financial pressure unrelated to the project.
●	Commercial loans carry risks associated with the successful operation of a business and the financial strength of any related guarantors. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much precision.
●	Consumer loans carry the risks associated with the continued creditworthiness of the borrower and the value of any collateral. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in the process of collection. Other personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. The determination of days past due or delinquency status uses the first contractual payment date that has not been paid-in-full by the borrower.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonimpaired loans and is based on historical loss experience adjusted for qualitative factors. Qualitative factors used for each segment include an analysis of the levels of and trends in delinquencies, nonaccrual loans, and watch list loans; trends in concentrations, volume and term of loans; effects of any changes in lending policies and practices; experience, ability, and depth of management; national and local economic trends and conditions; and any other factor, as deemed appropriate. Our qualitative factors during the periods covered by these financial statements have also included specific considerations of inflation and other economic metrics, as well as the direct and indirect impacts of the pandemic. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Troubled Debt Restructurings (“TDR”)

The Company may, for economic or legal reasons related to a borrower’s financial condition, grant a concession to the borrower that it would not otherwise consider, which results in the related loan being classified as a TDR. The Company strives to identify borrowers in financial difficulty early and work with them to modify their loan before their loan reaches nonaccrual status. The modified terms for a TDR may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. All restructured loans are considered impaired loans and may either be in accruing status or nonaccruing status. Nonaccruing restructured loans may return to accruing status provided doubt has been removed concerning the collectability of principal and interest as evidenced by a sufficient period of payment performance in accordance with the restructured terms. Loans may be removed from the restructured category in the year subsequent to the restructuring if their revised loan terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk and if they meet certain performance criteria.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed on the straight-line method over the useful lives of the assets, ranging from three to fifteen years, or the expected term of leases, if shorter. Expected terms include lease option periods to the extent that the exercise of such options is reasonably certain. Maintenance and repairs of property and equipment are expensed as incurred, while major improvements are capitalized and amortized over their respective useful life.

Bank Owned Life Insurance

The Company has purchased life insurance on certain key executives and officers. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement. Changes in cash surrender value are reflected in non-interest income in the Consolidated Statements of Income.

Other Real Estate Owned

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Operating costs after acquisition are expensed as incurred. The Company had no other real estate owned as of December 31, 2022 and 2021. At December 31, 2022 and 2021, there were no consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in progress.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (a) the assets have been isolated from the Company – put presumptively beyond the reach of the transferor and its creditors, even in the event of bankruptcy or other receivership, (b) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (c) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards, and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recorded no liability for unrecognized tax benefits at December 31, 2022 or 2021.

Earnings Per Common Share

Earnings per common share is calculated in accordance with Accounting Standard Codification (“ASC”) 260 - Earnings Per Share, which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Earnings per share are restated for all stock splits and dividends through the date the financial statements are issued.

Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Advertising expense was $193 thousand and $395 thousand for the years ended December 31, 2022 and 2021, respectively.

Share-Based Compensation

The Company recognizes the compensation cost relating to share-based payment transactions based on the grant date fair value of the equity instruments issued. The share compensation accounting guidance requires that compensation cost for all share-based awards be calculated and recognized over the vesting period. A Black-Scholes model is used to estimate the fair value of stock options. Restricted stock awards are valued using the closing stock price on the date of grant. The Company’s accounting policy is to recognized forfeitures as they occur.

Comprehensive Income (Loss)

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains (losses) on securities available-for-sale and the amortization of unrealized losses or accretion of unrealized gains on securities transferred from available-for-sale to held-to-maturity, which are also recognized as a separate component of equity. Items reclassified out of accumulated other comprehensive income (loss) to net income relate solely to realized gains (losses) on sales of securities available-for-sale and appear under the caption “Gains on securities” in the Company’s Consolidated Statements of Income.

Derivatives

The Company enters into interest rate swaps (“swaps”) with commercial loan customers to provide a facility to mitigate the fluctuations in the variable rate on the respective loans. These swaps are matched in exact offsetting terms to swaps that the Company enters into with an outside third party. The swaps are reported at fair value in other assets or other liabilities in the Consolidated Balance Sheets. The Company's swaps qualify as derivatives, but are not designated as hedging instruments. As such, any net gain or loss resulting from changes in the fair value is recognized in other operating (loss) income in the Consolidated Statements of Income. Refer to Note 5 for further discussion regarding the Company’s swaps.

Fair Value of Financial Instruments

Fair values of various assets and liabilities are estimated using relevant market information, valuation techniques and other assumptions, as more fully disclosed in Note 12. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the Securities and Exchange Commission (“SEC”) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company adopted ASU 2016-13 as of January 1, 2023 in accordance with the required implementation date. At adoption, the after tax impact to retained earnings was an approximate reduction of $(2.3) million based on our evaluation as of that date. This adjustment consisted of increases to the allowance for credit losses on loans, as well as the Company's reserve for unfunded loan commitments. Subsequent to adoption, the Company will record adjustments to its allowance for credit losses and reserves for unfunded commitments through the provision for credit losses in the Consolidated Statements of Income.   For regulatory capital purposes, the Company and its subsidiary bank, have elected to utilize the optional three-year transition period for the adverse effects of implementing the standard.

The Company is utilizing a discounted cash flow model to tabulate its estimate of current expected credit losses. For the purposes of calculating its quantitative reserves, the Company has segmented its loan portfolio based on loans which share similar risk characteristics. Within the quantitative portion of the calculation, the Company utilizes at least one or a combination of loss drivers, which may include unemployment rates, home price indices, and/or GDP, to adjust its loss rates over a reasonable and supportable forecast period of one year. A straight-line reversion technique is used for the following four quarters, at which time the Company reverts to historical averages. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider several qualitative factors, including but not limited to: variability in the economic forecast, concentration of the loan portfolio, idiosyncratic risks not embedded in the data used in the model, as well as other factors deemed necessary and appropriate to support the estimate of expected credit losses. The Company's CECL implementation process included an assessment of: data availability and gap analysis, benchmarking data, data collection, consideration and analysis of multiple loss estimation methodologies, an assessment of relevant qualitative factors and correlation analysis of multiple potential loss drivers and their impact on the Company's historical loss experience. The Company also used the services of a third party advisor to validate the conceptual soundness of the methodology framework and of the CECL model.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for TDRs by creditors that have adopted the CECL model and enhance the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company adopted the guidance prospectively in the first quarter of 2023 and will provide the enhanced modification disclosures as part of the Form 10-Q for the first quarter of 2023. The adoption of the standard is not anticipated to have a material impact on the Company’s financial statements.

Note 2— Investment Securities

The following table summarizes the amortized cost and fair value of securities held-to-maturity and available-for-sale and the corresponding amounts of gross unrealized gains and losses at December 31, 2022 and December 31, 2021.

Table 2.1: Investment Securities Held-to-Maturity and Available-for-sale

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,000	$—	$(840)	$5,160
U.S. government and federal agencies	35,551	—	(6,135)	29,416
Collateralized mortgage obligations	21,275	—	(4,227)	17,048
Taxable municipal	6,073	—	(1,364)	4,709
Mortgage-backed	30,516	—	(5,688)	24,828
Total Held-to-maturity Securities	$99,415	$—	$(18,254)	$81,161
Available-for-sale
U.S. Treasuries	$63,480	$—	$(4,270)	$59,210
U.S. government and federal agencies	38,748	—	(3,988)	34,760
Corporate bonds	3,000	—	(386)	2,614
Collateralized mortgage obligations	44,732	—	(6,258)	38,474
Tax-exempt municipal	4,993	—	(348)	4,645
Taxable municipal	608	—	(29)	579
Mortgage-backed	238,652	—	(21,358)	217,294
Total Available-for-sale Securities	$394,213	$—	$(36,637)	$357,576

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,000	$—	$(150)	$5,850
U.S. government and federal agencies	35,720	—	(726)	34,994
Collateralized mortgage obligations	25,606	—	(534)	25,072
Taxable municipal	6,089	—	(194)	5,895
Mortgage-backed	32,094	—	(647)	31,447
Total Held-to-maturity Securities	$105,509	$—	$(2,251)	$103,258
Available-for-sale
U.S. Treasuries	$30,954	$—	$(411)	$30,543
U.S. government and federal agencies	34,803	258	(524)	34,537
Corporate bonds	1,000	31	—	1,031
Collateralized mortgage obligations	39,596	179	(726)	39,049
Tax-exempt municipal	5,007	255	—	5,262
Taxable municipal	1,653	37	(5)	1,685
Mortgage-backed	127,287	1,232	(1,326)	127,193
Total Available-for-sale Securities	$240,300	$1,992	$(2,992)	$239,300

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

The Company did not sell nor recognize any gain or loss for any debt securities for the year ended December 31, 2022. The Company did not sell any available-for-sale debt securities for the year ended December 31, 2021. A gain of $10 thousand was recognized on the call of a security in 2021.

Securities having a market value of $114.4 million and $78.6 million at December 31, 2022 and 2021, respectively, were pledged to secure public deposits and for other purposes required by law. These securities had an amortized cost of $128.7 million and $78.8 million at December 31, 2022 and 2021, respectively.

The following table summarizes the fair value of securities held-to-maturity and securities available-for-sale at December 31, 2022 and December 31, 2021 and the corresponding amounts and durations of gross unrealized losses. Management uses the valuations as of month-end in determining when securities are in an unrealized loss position. Therefore, a security’s market value could have exceeded its amortized cost on other days during the prior twelve-month period.

Table 2.2: Securities in a Gross Unrealized Loss Position

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
U.S. Treasuries	$—	$—	$5,160	$(840)	$5,160	$(840)
U.S. government and federal agencies	—	—	29,416	(6,135)	29,416	(6,135)
Collateralized mortgage obligations	—	—	17,048	(4,227)	17,048	(4,227)
Taxable municipal	—	—	4,709	(1,364)	4,709	(1,364)
Mortgage-backed	825	(159)	24,003	(5,529)	24,828	(5,688)
Total Held-to-maturity Securities	$825	$(159)	$80,336	$(18,095)	$81,161	$(18,254)
Available-for-sale
U.S. Treasuries	$31,261	$(1,194)	$27,949	$(3,076)	$59,210	$(4,270)
U.S. government and federal agencies	16,107	(1,078)	18,653	(2,910)	34,760	(3,988)
Corporate bonds	2,614	(386)	—	—	2,614	(386)
Collateralized mortgage obligations	16,746	(1,143)	21,728	(5,115)	38,474	(6,258)
Tax-exempt municipal	4,645	(348)	—	—	4,645	(348)
Taxable municipal	337	(2)	242	(27)	579	(29)
Mortgage-backed	145,795	(9,612)	71,499	(11,746)	217,294	(21,358)
Total Available-for-sale Securities	$217,505	$(13,763)	$140,071	$(22,874)	$357,576	$(36,637)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
U.S. Treasuries	$5,851	$(150)	$—	$—	$5,851	$(150)
U.S. government and federal agencies	31,617	(645)	3,376	(81)	34,993	(726)
Collateralized mortgage obligations	25,072	(534)	—	—	25,072	(534)
Taxable municipal	3,971	(133)	1,923	(61)	5,894	(194)
Mortgage-backed	27,995	(573)	3,452	(74)	31,447	(647)
Total Held-to-maturity Securities	$94,506	$(2,035)	$8,751	$(216)	$103,257	$(2,251)
Available-for-sale
U.S. Treasuries	$30,543	$(411)	$—	$—	$30,543	$(411)
U.S. government and federal agencies	14,154	(301)	6,877	(223)	21,031	(524)
Collateralized mortgage obligations	30,352	(726)	—	—	30,352	(726)
Taxable municipal	265	(5)	—	—	265	(5)
Mortgage-backed	93,129	(1,280)	918	(46)	94,047	(1,326)
Total Available-for-sale Securities	$168,443	$(2,723)	$7,795	$(269)	$176,238	$(2,992)

U.S. Treasuries - The unrealized losses in 31 and 15 U.S. Treasury debt securities at December 31, 2022 and December 31, 2021, respectively, were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2022 or December 31, 2021.

U.S. Government and Federal Agencies - The unrealized losses in 50 and 40 investments in direct obligations of U.S. government agencies at December 31, 2022 and December 31, 2021, respectively, were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2022 or December 31, 2021.

Collateralized Mortgage Obligation Securities - The unrealized losses in 52 and 35 investments in collateralized mortgage obligation investments at December 31, 2022 and December 31, 2021, respectively, were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to change in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider the investment to be other-than-temporarily impaired at December 31, 2022 or December 31, 2021.

Municipal Securities - The unrealized losses in 14 and eight investments in municipal securities at December 31, 2022 and December 31, 2021, respectively, were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company did not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2022 or December 31, 2021.

Corporate Securities - The unrealized losses in three corporate securities at December 31, 2022 were caused by interest rate changes. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2022.

Mortgage-Backed Securities - The unrealized losses on the Company’s investment in 218 and 75 federal agency mortgage-backed securities at December 31, 2022 and December 31, 2021, respectively, were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to change in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2022 or December 31, 2021.

The Company reviews each debt security for other-than-temporary impairment on at least a quarterly basis based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the security’s ratings, the Company’s best estimate of the present value of cash flows expected to be collected from debt securities, the intention with regards to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery. The Company did not consider those investments to be other-than-temporary impaired at December 31, 2022 or 2021. Additionally, the Company has not recognized any other-than-temporary impairment on any of the investments owned as of December 31, 2022.

The table below summarizes, by major security type, the contractual maturities of our investment securities as of December 31, 2022. Issuers may have the right to call or prepay certain obligations and as such, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below.

Table 2.3: Contractual Maturities of Investment Securities

	December 31, 2022
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	5,208	4,474
Due after five years through ten years	39,496	32,806
Due after ten years	54,711	43,881
Total Held-to-maturity Securities	$99,415	$81,161
Available-for-sale
Due in one year or less	$1,929	$1,899
Due after one year through five years	104,037	96,292
Due after five years through ten years	153,724	142,314
Due after ten years	134,523	117,071
Total Available-for-sale Securities	$394,213	$357,576

The table below summarizes the carrying amount of restricted securities as of December 31, 2022 and December 31, 2021.

Table 2.4: Carrying Value of Restricted Securities

(Dollars in thousands)	December 31, 2022	December 31, 2021
Federal Reserve Bank Stock	$3,292	$3,275
Federal Home Loan Bank Stock	1,073	1,616
Community Bankers’ Bank Stock	60	60
Total Restricted Securities	$4,425	$4,951

The Company held equity securities with readily determinable fair values totaling $2.1 million and $1.9 million at December 31, 2022 and December 31, 2021, respectively. Changes in the fair value of these securities are reflected in earnings. A loss of $(354) thousand and a gain of $194 thousand was recorded in other operating (loss) income in the Consolidated Statements of Income for the years ended December 31, 2022 and December 31, 2021, respectively. These securities consist of mutual funds held in a trust and were obtained for the purpose of economically hedging changes in the Company’s nonqualified deferred compensation liability.

Note 3— Loans

The following table presents the composition of the Company’s loan portfolio as of December 31, 2022 and December 31, 2021.

Table 3.1: Loan Portfolio Composition

(Dollars in thousands)	December 31, 2022	December 31, 2021
Real Estate Loans:
Commercial	$1,118,127	$968,442
Construction and land development	195,027	231,090
Residential	426,841	342,491
Commercial - Non-Real Estate:
Commercial loans	44,924	122,945
Consumer - Non-Real Estate:
Consumer loans	529	586
Total Gross Loans	$1,785,448	$1,665,554
Allowance for loan losses	(20,208)	(20,032)
Net deferred loan costs	4,060	915
Total Net Loans	$1,769,300	$1,646,437

Note 4— Allowance for Loan Losses

The following tables present the activity in the allowance for loan losses for the years ended December 31, 2022 and December 31, 2021.

Table 4.1: Allowance for Loan Losses Activity

	December 31, 2022
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, December 31, 2021	$13,091	$2,824	$2,769	$711	$5	$632	$20,032
Charge-offs	(1)	—	—	—	—	—	(1)
Recoveries	—	—	—	2	—	—	2
Provision	115	36	275	(257)	—	6	175
Ending Balance, December 31, 2022	$13,205	$2,860	$3,044	$456	$5	$638	$20,208

	December 31, 2021
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, December 31, 2020	$10,602	$2,617	$2,430	$1,007	$11	$350	$17,017
Charge-offs	(90)	—	—	(1)	—	—	(91)
Recoveries	—	—	—	1	—	—	1
Provision	2,579	207	339	(296)	(6)	282	3,105
Ending Balance, December 31, 2021	$13,091	$2,824	$2,769	$711	$5	$632	$20,032

The following tables present the balance of the allowance for loan losses, the allowance by impairment methodology, total loans, and loans by impairment methodology as of December 31, 2022 and December 31, 2021.

Table 4.2: Allowance for Loan Losses and Loans by Impairment Methodology

	December 31, 2022
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Unallocated	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	13,205	2,860	3,044	456	5	638	20,208
Total allowance	$13,205	$2,860	$3,044	$456	$5	$638	$20,208

Loans:
Individually evaluated for impairment	$—	$—	$418	$—	$—	$—	$418
Collectively evaluated for impairment	1,118,127	195,027	426,423	44,924	529	—	1,785,030
Total loans	$1,118,127	$195,027	$426,841	$44,924	$529	$—	$1,785,448

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

Gross commercial loans included $136 thousand and $69.6 million of Paycheck Protection Program loans as of December 31, 2022 and December 31, 2021, respectively. The Company does not maintain an allowance on these loan balances, as they are 100% guaranteed by the U.S. Small Business Administration (“SBA”). Management believes the ending allowances at each of the dates indicated were sufficient to absorb the probable losses inherent in the loan portfolio at those dates.

The following tables present a summary of impaired loans and the related allowance as of December 31, 2022 and 2021.

Table 4.3: Impaired Loans by Class

December 31, 2022
		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	with	with	Recorded	Related	Recorded	Income
(Dollars in thousands)	Balance	No Allowance	Allowance	Investment	Allowance	Investment	Recognized
Real Estate Loans
Commercial	$—	$—	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—	—	—
Residential	418	418	—	418	—	427	15
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total Impaired Loans	$418	$418	$—	$418	$—	$427	$15

December 31, 2021
		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	with	with	Recorded	Related	Recorded	Income
(Dollars in thousands)	Balance	No Allowance	Allowance	Investment	Allowance	Investment	Recognized
Real Estate Loans
Commercial	$—	$—	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—	—	—
Residential	549	549	—	549	—	569	24
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total Impaired Loans	$549	$549	$—	$549	$—	$569	$24

The following tables present a summary of past due and non-accrual loans by class as of December 31, 2022 and December 31, 2021.

Table 4.4: Past Due and Non-Accrual Loans

	December 31, 2022
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$1,118,127	$1,118,127	$—	$—
Construction and land development	—	—	—	—	195,027	195,027	—	—
Residential	—	—	—	—	426,841	426,841	—	—
Commercial	—	—	—	—	44,924	44,924	—	—
Consumer	—	—	—	—	529	529	—	—
Total Loans	$—	$—	$—	$—	$1,785,448	$1,785,448	$—	$—

	December 31, 2021
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$968,442	$968,442	$—	$—
Construction and land development	—	—	—	—	231,090	231,090	—	—
Residential	—	—	—	—	342,491	342,491	—	—
Commercial	—	—	—	—	122,945	122,945	—	—
Consumer	—	—	—	—	586	586	—	—
Total Loans	$—	$—	$—	$—	$1,665,554	$1,665,554	$—	$—

The following tables present a summary of credit quality information for loans by class as of December 31, 2022 and December 31, 2021.

Table 4.5: Credit Quality Information by Loan Class

	December 31, 2022
		Special				Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Loans
Real Estate Loans
Commercial	$1,116,890	$1,237	$—	$—	$—	$1,118,127
Construction and land development	192,877	2,150	—	—	—	195,027
Residential	426,841	—	—	—	—	426,841
Commercial	44,924	—	—	—	—	44,924
Consumer	529	—	—	—	—	529
Total Loans	$1,782,061	$3,387	$—	$—	$—	$1,785,448

	December 31, 2021
		Special				Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Loans
Real Estate Loans
Commercial	$961,177	$7,029	$236	$—	$—	$968,442
Construction and land development	230,704	—	386	—	—	231,090
Residential	342,377	—	114	—	—	342,491
Commercial	122,945	—	—	—	—	122,945
Consumer	586	—	—	—	—	586
Total Loans	$1,657,789	$7,029	$736	$—	$—	$1,665,554

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

As part of the Company’s loan modification program to borrowers experiencing financial difficulty, the Company may provide concessions to minimize the economic loss and improve long-term loan performance and collectability. There were no new loans determined to be TDRs for  the year ended December 31, 2022. The following table summarizes the Company’s loans that were determined to be TDRs during the year ended December 31, 2021.

Table 4.6: Troubled Debt Restructurings

December 31, 2021
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Real Estate Loans
Commercial	$—	$—	$—
Construction and land development	—	—	—
Residential	1	115	113
Commercial	—	—	—
Consumer	—	—	—
Total Impaired Loans	$—	$—	$—

The modification of the one loan in 2021 resulted in a reduction of the loan’s interest rate.

The Company had a recorded investment in TDRs of $418 thousand and $549 thousand as of December 31, 2022 and December 31, 2021, respectively.

As of December 31, 2022 and 2021, all loans in TDR status were in compliance with their modified terms. There were no loans modified in TDRs that subsequently defaulted within 12 months of their modification date during the years ended December 31, 2022 and 2021.

All TDRs are considered impaired and impairment is determined on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. As of December 31, 2022 and 2021, none of the Bank’s TDRs required the recordation of a specific reserve. As of December 31, 2022 and 2021, there were no additional commitments to disburse funds on loans classified as TDRs.

Note 5— Derivatives

The Company enters into interest rate swap agreements (“swaps”) with commercial loan customers to provide a facility for customers to mitigate the fluctuations in the variable rate on the respective loans. These swaps are matched in exact offsetting terms to swaps that the Company enters into with an outside third party. These swaps qualify as derivatives, but are not designated as hedging instruments.

The following table summarizes the Company’s swaps at December 31, 2022.

Table 5.1: Derivatives

	December 31, 2022
		Estimated	Years
	Notional	Fair	to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$13,767	$1,217	2.8 years	6.02%	2.59%
Pay variable/receive fixed swaps	13,767	(1,217)	2.8 years	2.59%	6.02%
Total interest rate swap agreements	$27,534	$—	2.8 years	4.31%	4.31%

The estimated fair value of the swaps at December 31, 2022 were recorded in other assets and liabilities in the Consolidated Balance Sheets. The associated net gains and losses on the swaps are recorded in other operating (loss) income in the Consolidated Statements of Income. The Company did not have swaps at December 31, 2021.

Note 6— Bank Premises and Equipment, Net

The following table summarizes major classes of bank premises and equipment and the total accumulated depreciation as of December 31, 2022 and December 31, 2021.

Table 6.1: Components of Bank Premises and Equipment, Net

(Dollars in thousands)	December 31, 2022	December 31, 2021
Leasehold improvements	$2,873	$2,840
Furniture and equipment	6,268	6,157
Total Bank Premises and Equipment	$9,141	$8,997
Less: Accumulated depreciation	(7,922)	(7,377)
Total Bank Premises and Equipment, Net	$1,219	$1,620

Depreciation expense was $557 thousand and $814 thousand for the years ended December 31, 2022 and December 31, 2021, respectively.

Note 7— Deposits and Borrowings

The following table shows the components of the Company’s funding sources.

Table 7.1: Composition of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in thousands)	December 31, 2022	December 31, 2021
Deposits:
Non-interest bearing demand deposits(1)	$476,697	$488,838
Interest-bearing demand deposits(1)	691,945	633,901
Savings deposits	95,241	101,376
Time deposits(2)	803,857	657,438
Total Deposits	$2,067,740	$1,881,553

			December 31, 2022	December 31, 2021
(Dollars in thousands)	Stated Interest Rates(3)	Weighted-Average Interest Rate(3)	Carrying Value	Carrying Value
Long-term Debt:
Subordinated debt	5.25%	5.25%	$24,624	$24,728
FHLB advances(4)			—	18,000
Total Long-term Debt:			$24,624	$42,728
(1)	Overdraft demand deposits reclassified to loans totaled $1 thousand and $2 thousand at December 31, 2022 and December 31, 2021, respectively.
(2)	The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was $318.7 million and $255.0 million at December 31, 2022 and December 31, 2021, respectively.
(3)	The stated interest rates and weighted-average interest rates are computed based on subordinated debt outstanding as of December 31, 2022. The subordinated debt outstanding as of December 31, 2022 bears interest at a fixed rate of 5.25% compared to the fixed rate of 5.75% paid on the subordinated debt outstanding as of December 31, 2021.
(4)	The Company’s Federal Home Loan Bank (“FHLB”) advances were called by the FHLB during the second quarter of 2022.

The Company obtains certain deposits through the efforts of third-party brokers. Brokered deposits totaled $352.0 million and $217.7 million at December 31, 2022 and December 31, 2021, respectively, and were included primarily in time deposits on the Company’s Consolidated Balance Sheets. Reciprocal IntraFi certificates of deposit totaled $25.7 million and $61.3 million at December 31, 2022 and December 31, 2021, respectively. Reciprocal IntraFi demand and money market deposits totaled $197.3 million and $209.6 million at December 31, 2022 and December 31, 2021, respectively.

At December 31, 2022, there were no depositors that represented 5% or more of the Company’s total deposits.

The Company completed a private placement of a $25.0 million fixed-to-floating subordinated note on June 15, 2022 (“2022 note”). Subject to limited exceptions permitting earlier redemption, the note is callable, in whole or in part, commencing July 1, 2027. Unless redeemed earlier, the note will mature on July 1, 2032. The note bears interest at a fixed rate of 5.25% to but excluding July 1, 2027, and will bear interest at a floating rate equal to the three-month Secured Overnight Financing Rate plus 245 basis points thereafter. The note qualifies as Tier 2 capital for regulatory purposes. The note is carried at its principal amount, less unamortized issuance costs. On July 15, 2022, the earliest available call date, the Company utilized the proceeds from the 2022 note issuance to redeem its $25.0 million fixed-to-floating 5.75% subordinated notes that were issued on July 6, 2017.

The Company from time to time uses FHLB advances as a source of funding and interest rate risk management tool. FHLB advances are secured by a blanket floating lien on all real estate mortgage loans secured by 1 to 4 family residential, multi-family and commercial real estate properties. At December 31, 2022, the Company did not have any outstanding FHLB advances. Available borrowing capacity based on collateral value amounted to approximately $363.4 million at December 31, 2022.

The Company also has federal funds lines of credit with correspondent banks available for overnight borrowing of $105.0 million of which $25.5 million had been drawn upon at December 31, 2022.

The Company also has the capacity to borrow up to $24.9 million at the Federal Reserve discount window of which $0 had been drawn upon at December 31, 2022. The Bank had loans pledged at the Federal Reserve discount window totaling $34.1 million as of December 31, 2022.

The following table shows the carrying amount of the Company’s time deposits by contractual maturity as of December 31, 2022.

Table 7.2: Scheduled Maturities of Time Deposits

(Dollars in thousands)	December 31, 2022
2023	$526,072
2024	231,404
2025	43,119
2026	2,343
2027	919
Thereafter	—
Total	$803,857

Note 8— Leases

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor.

The Company’s long-term lease agreements are classified as operating leases. Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably certain of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following table presents an overview of the Company’s leases as of December 31, 2022 and December 31, 2021.

Table 8.1: Leases Overview

(Dollars in thousands)	December 31, 2022		December 31, 2021
Lease liabilities	$4,858		$5,182
Right-of-use assets	4,611		4,913
Weighted average remaining lease term (years)	4.08	years	4.07	years
Weighted average discount rate	2.62%		2.25%

The following table presents a composition of the Company’s lease costs for the years ended December 31, 2022 and December 31, 2021.

Table 8.2: Cost of Leases

(Dollars in thousands)	December 31, 2022	December 31, 2021
Operating lease cost	$1,469	$1,496
Variable lease cost	—	—
Short-term lease cost	—	—
Total Lease Cost	$1,469	$1,496

The total cash paid for amounts included in the measurement of lease liabilities totaled $1.5 million and $1.5 million for the years ended December 31, 2022 and December 31, 2021, respectively.

The following table is a maturity schedule of the Company’s future lease payments and reconciles the undiscounted total obligation to the total recorded lease liabilities as of December 31, 2022.

Table 8.3: Lease Maturity Schedule

(Dollars in thousands)	December 31, 2022
2023	$1,336
2024	1,226
2025	1,058
2026	887
2027	234
Thereafter	447
Total Undiscounted Cash Flows	$5,188
Discount	(330)
Lease Liabilities	$4,858

Total rent expense, including building expenses and real estate taxes for certain locations, amounted to $1.6 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively. Rental expenses are classified as a component of the occupancy expense of premises line item in the Consolidated Statements of Income.

Note 9— Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Virginia, the District of Columbia, the State of Maryland, the State of North Carolina and the State of West Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2019.

The following table presents the significant components of the Company’s deferred tax assets and deferred tax liabilities as of December 31, 2022 and December 31, 2021.

Table 9.1: Significant Components of Deferred Tax Assets and Liabilities

(Dollars in thousands)	December 31, 2022	December 31, 2021
Deferred Tax Assets:
Allowance for loan losses	$4,581	$4,387
Lease liabilities	1,101	1,135
Share-based compensation expense	91	208
Unrealized losses on debt securities	7,628	106
Other	416	398
Total Deferred Tax Assets	$13,817	$6,234
Deferred Tax Liabilities :
Right-of-use assets	1,045	1,076
Depreciation	49	104
Net deferred loan costs	920	200
Other	62	41
Total Deferred Tax Liabilities	$2,076	$1,421
Net Deferred Tax Assets	$11,741	$4,813

The following table summarizes the Company’s provision for income taxes charged to operations for the years ended December 31, 2022 and December 31, 2021, respectively.

Table 9.2: Provision for Income Taxes

(Dollars in thousands)	December 31, 2022	December 31, 2021
Current tax expense	$7,666	$7,477
Deferred tax expense (benefit)	594	(678)
Total Income Tax Expense	$8,260	$6,799

The following table presents the factors driving the difference between the amount of income tax determined by applying the statutory federal income tax rate to income before income taxes and the amount of income tax expense reflected in the Consolidated Statements of Income for the years ended December 31, 2022 and December 31, 2021, respectively.

Table 9.3: Effective Income Tax Reconciliation

(Dollars in thousands)	December 31, 2022	December 31, 2021
Computed “expected” tax expense	$8,413	$6,775
Increase (decrease) in income taxes resulting from:
Bank-owned life insurance	(114)	(86)
Tax-exempt interest income	(158)	(161)
State income taxes, net of federal benefit	516	444
Excess tax benefit on share-based compensation	(427)	(125)
Other, net	30	(48)
Total	$8,260	$6,799

Note 10— Restriction on Cash

Prior to March 2020, the Company was required to maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. In March 2020, the Federal Reserve reduced the reserve requirement to zero percent effective March 26, 2020. Prior to the change effective March 26, 2020, reserve requirement ratios on net transactions accounts differed based on the amount of net transaction accounts at the depository institution. As a result, the Company was not required to maintain a cash reserve requirement as of December 31, 2022 and December 31, 2021.

Note 11— Commitments and Contingencies

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

The following table summarizes the contract or notional amount of the Company’s exposure to off-balance sheet risk as of December 31, 2022 and December 31, 2021.

Table 11.1: Unfunded Lending Commitments

(Dollars in thousands)	December 31, 2022	December 31, 2021
Commitments to extend credit	$240,084	$272,701
Standby letters of credit	$14,677	$14,485

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

Note 12— Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In accordance with ASC Topic 820, the following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.

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

Interest Rate Swap Agreements

Interest rate swap agreements are measured by alternative pricing sources using a discounted cash flow method that incorporates current market interest rates. Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as efficient and are less liquid than that of the more mature Level 1 markets. These characteristics classify interest rate swap agreements as Level 2 in the fair value hierarchy.

The following table summarizes the fair value of assets measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021.

Table 12.1: Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at December 31, 2022 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$59,210	$—	$59,210	$—
U.S. government and federal agencies	34,760	—	34,760	—
Corporate bonds	2,614	—	2,614	—
Collateralized mortgage obligations	38,474	—	38,474	—
Tax-exempt municipal	4,645	—	4,645	—
Taxable municipal	579	—	579	—
Mortgage-backed	217,294	—	217,294	—
Equity securities, at fair value	2,115	2,115	—	—
Interest rate swap agreement	1,217	—	1,217	—
Total assets at fair value	$360,908	$2,115	$358,793	$—

Liabilities:
Interest rate swap agreement	$1,217	$—	$1,217	$—
Total liabilities at fair value	$1,217	$—	$1,217	$—

		Fair Value Measurements at December 31, 2021 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$30,543	$—	$30,543	$—
U.S. government and federal agencies	34,537	—	34,537	—
Corporate bonds	1,031	—	1,031	—
Collateralized mortgage obligations	39,049	—	39,049	—
Tax-exempt municipal	5,262	—	5,262	—
Taxable municipal	1,685	—	1,685	—
Mortgage-backed	127,193	—	127,193	—
Equity securities, at fair value	1,869	1,869	—	—
Total assets at fair value	$241,169	$1,869	$239,300	$—

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

The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than one-year-old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had no impaired loans with a recorded reserve as of December 31, 2022 and 2021.

Other Real Estate Owned

Other real estate owned is carried at the lower of cost or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value using observable market data, the Company records the property as Level 2. When an appraised value using observable market data is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the property as Level 3 valuation. Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The Company had no other real estate owned as of December 31, 2022 and 2021.

The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2022 and December 31, 2021.

Table 12.2: Fair Value of Financial Instruments

		Fair Value Measurements at December 31, 2022 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	as of December 31, 2022	(Level 1)	(Level 2)	(Level 3)	December 31, 2022
Assets:
Cash and cash equivalents	$61,599	$61,599	$—	$—	$61,599
Securities:
Available-for-sale	357,576	—	357,576	—	357,576
Held-to-maturity	99,415	—	81,161	—	81,161
Equity securities, at fair value	2,115	2,115	—	—	2,115
Restricted securities, at cost	4,425	—	4,425	—	4,425
Loans, net	1,769,300	—	—	1,676,887	1,676,887
Interest rate swap agreement	1,217	—	1,217	—	1,217
Bank owned life insurance	21,170	—	21,170	—	21,170
Accrued interest receivable	5,531	—	5,531	—	5,531
Liabilities:
Deposits	$2,067,740	$—	$2,065,248	$—	$2,065,248
Subordinated debt	24,624	—	—	22,457	22,457
Federal funds purchased	25,500	—	25,500	—	25,500
Interest rate swap agreement	1,217	—	1,217	—	1,217
Accrued interest payable	1,035	—	1,035	—	1,035

		Fair Value Measurements at December 31, 2021 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	as of December 31, 2021	(Level 1)	(Level 2)	(Level 3)	December 31, 2021
Assets:
Cash and cash equivalents	$105,799	$105,799	$—	$—	$105,799
Securities:
Available-for-sale	239,300	—	239,300	—	239,300
Held-to-maturity	105,509	—	103,258	—	103,258
Equity securities, at fair value	1,869	1,869	—	—	1,869
Restricted securities, at cost	4,951	—	4,951	—	4,951
Loans, net	1,646,437	—	—	1,659,396	1,659,396
Bank owned life insurance	20,998	—	20,998	—	20,998
Accrued interest receivable	4,943	—	4,943	—	4,943
Liabilities:
Deposits	$1,881,553	$—	$1,882,132	$—	$1,882,132
FHLB advances	18,000	—	17,837	—	17,837
Subordinated debt	24,728	—	—	25,325	25,325
Accrued interest payable	843	—	843	—	843

Note 13— Earnings per Common Share

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

The following table summarizes the computation of earnings per share for the years December 31, 2022 and December 31, 2021.

Table 13.1: Computation of Basic and Diluted Earnings per Common Share

	December 31, 2022	December 31, 2021
Earnings per common share - basic:
Income available to common shareholders (in thousands):
Net income	$31,803	$25,461
Less: Income attributable to unvested restricted stock awards	(136)	(119)
Net income available to common shareholders	$31,667	$25,342

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	13,991,875	13,645,600
Less: Unvested restricted stock	(60,034)	(64,014)
Weighted-average common shares outstanding - basic	13,931,841	13,581,586

Earnings per common share - basic	$2.27	$1.87

Earnings per common share - diluted:
Income available to common shareholders (in thousands):
Net income	$31,803	$25,461
Less: Income attributable to unvested restricted stock awards	(135)	(117)
Net income available to common shareholders	$31,668	$25,344

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	13,991,875	13,645,600
Less: Unvested restricted stock	(60,034)	(64,014)
Plus: Effect of dilutive options	152,586	298,009
Weighted-average common shares outstanding - diluted	14,084,427	13,879,595

Earnings per common share - diluted	$2.25	$1.83

Outstanding options to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. All stock options outstanding as of December 31, 2022 and December 31, 2021 were included as none had anti-dilutive effects.

Note 14— Stock Based Compensation Plan

The Company’s share-based compensation plan, approved by stockholders and effective April 28, 2015 (the “2015 Plan”), provides for the grant of share-based awards in the form of incentive stock options, non-incentive stock options, restricted stock and restricted stock units to directors and employees. The Company has reserved 976,211 shares of voting common stock for issuance under the 2015 Plan, which will remain in effect until April 28, 2025. The Company’s Compensation Committee administers the 2015 Plan and has the authority to determine the terms and conditions of each award thereunder. As of December 31, 2022, 300,640 shares are available to grant in future periods under the 2015 Plan.

The Company’s previous share-based compensation plan, the 2006 Stock Option Plan (the “2006 Plan”), provided for the grant of share-based awards in the form of incentive stock options and non-incentive stock options to directors and employees. As amended, the 2006 Plan provided for awards of up to 1,490,700 shares. In April 2015, the 2006 Plan was terminated and replaced with the 2015 Plan. Options outstanding prior to April 28, 2015 were granted under the 2006 Plan and shall be subject to the 2006 provisions of the 2006 Plan.

To date, options granted under the 2015 Plan typically vest over five years and expire 10 years from the grant date. Under the 2015 Plan, the exercise price of options may not be less than 100% of fair market value at the grant date with a maximum term for an option award of 10 years from the date of grant.

The table below provides a summary of the stock options activity for the year ended December 31, 2022.

Table 14.1: Summary of Stock Options Activity

	December 31, 2022
		Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price	Value
Outstanding at January 1, 2022	534,236	$10.45
Granted	—	—
Exercised	(340,649)	9.74
Forfeited or expired	(3,653)	8.79
Outstanding at December 31, 2022	189,934	11.76	$3,232,163
Exercisable at December 31, 2022	189,934	$11.76	$3,232,163

The aggregate intrinsic value of stock options in the table above represents the total amount by which the current market value of the underlying stock exceeds the exercise price of the option that would have been received by the Company had all option holders exercised their options on December 31, 2022. The intrinsic value of options exercised was $4.6 million for the year ended December 31, 2022 and $1.3 million for the year ended December 31, 2021. These amounts and the intrinsic values noted in the table above change based on changes in the market value of the Company’s voting common stock.

The table below provides a summary of the stock options outstanding and exercisable as of December 31, 2022.

Table 14.2: Summary of Stock Options Outstanding and Exercisable

	December 31, 2022
	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Number	Contractual Life	Number	Contractual Life
Exercise Prices	Outstanding	in Years	Exercisable	in Years
$0.00 - $11.00	187	0.04	187	0.04
$11.01 - $12.00	188,685	2.30	188,685	2.30
$12.01 - $13.00	1,062	1.98	1,062	1.98
Total	189,934	2.30	189,934	2.30

There were no options granted during the years ended December 31, 2022 or December 31, 2021.

The Company did not have share-based compensation expense applicable to the Company’s share-based compensation plans for stock options for the year ended December 31, 2022. Share-based compensation expense applicable to the Company’s share-based compensation plans for stock options was $11 thousand for the year ended December 31, 2021.

The Company does not have any unrecognized share-based compensation expense related to nonvested options as of December 31, 2022.

The table below provides a summary of the restricted stock awards granted under the 2015 plan.

Table 14.3: Summary of Restricted Stock Awards

	December 31, 2022
		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at January 1, 2022	75,826	$17.25
Granted	24,423	27.44
Vested	(42,561)	17.18
Forfeited	(2,503)	17.66
Nonvested at December 31, 2022	55,185	21.80

Compensation expense for restricted stock grants is recognized over the vesting period of the awards based on the fair value of the Company’s voting common stock at issue date. The fair value of the stock was determined using the closing stock price on the day of grant. The restricted stock grants vest over two to five years. The weighted average grant date fair value of restricted stock grants in 2021 was $18.67 per share.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $573 thousand and $548 thousand for the years ended December 31, 2022 and December 31, 2021, respectively. The total fair value of the shares, which vested during 2022 and 2021, was $1.1 million and $656 thousand, respectively.

Unrecognized share-based compensation expense related to nonvested restricted stock grants amounted to $1.1 million as of December 31, 2022. This amount is expected to be recognized over a weighted-average period of 1.7 years.

Note 15— Employee Benefit Plans

Effective August 1, 2006, the Company adopted a contributory 401(k) savings plan (the “401(k) Plan”) covering substantially all employees. Eligible employees may elect to defer a portion of their compensation to the 401(k) Plan. The Board of Directors may elect to match a portion of each employee’s contribution. The Company made contributions of $474 thousand and $495 thousand during the years ended December 31, 2022 and December 31, 2021, respectively. The costs associated with the Company’s 401(k) Plan are included in the salaries and employee benefits line item in the Consolidated Statements of Income.

The Company approved a deferred compensation plan in 2017 that provides key employees an additional way to defer their salary on a pre-tax basis. Key employees are highly compensated employees as defined by the Internal Revenue Service (“IRS”). Board members may also participate in the plan to defer their board fees. The plan is voluntary and not subject to IRS/Department of Labor discrimination testing.

The deferred compensation liability was $1.9 million and $1.8 million at December 31, 2022 and December 31, 2021, respectively, and was included in other liabilities on the Consolidated Balance Sheets. The Company incurred expenses for discretionary contributions of $192 thousand and $497 thousand for the years ended December 31, 2022 and December 31, 2021, respectively. These discretionary contributions vest for the participants over a period of three years unless years of service and age criteria are met. The costs associated with the Company’s deferred compensation plan are included in the salaries and employee benefits line item in the Consolidated Statements of Income.

Note 16— Regulatory Capital

The Company is a bank holding company with less than $3 billion in assets and does not (i) have significant off balance sheet exposure, (ii) engage in significant non-banking activities, or (iii) have a material amount of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, the Company qualifies as a small bank holding company under the Federal Reserve’s Small Bank Holding Company Policy Statement and is currently not subject to consolidated regulatory requirements.

The Bank is subject to capital adequacy standards adopted by the Federal Reserve, including the capital rules that implemented the Basel III regulatory capital reforms developed by the Basel Committee on Banking Supervision. Failure to meet minimum capital requirements can initiate certain mandatory – possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2022 and December 31, 2021.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, common equity Tier 1 to risk-weighted assets, and Tier 1 capital to average assets.

In addition to the minimum regulatory capital required for capital adequacy purposes, the Bank is required to maintain a minimum capital conservation buffer above those minimums in the form of common equity. The capital conservation buffer, which was phased in ratably over a four year period beginning January 1, 2016, is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. The capital conservation buffer was 2.5% at December 31, 2021, and is applicable for the common equity Tier 1, Tier 1, and total capital ratios. The Bank’s institution specific capital conservation buffer above the required minimums was 7.6% at December 31, 2022.

As of December 31, 2022, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institution must maintain minimum total risk-based, common equity Tier 1, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The table below provides a summary of the Bank’s capital ratios as of December 31, 2022 and December 31, 2021.

Table 16.1: Capital Ratios

					Minimum To Be Well Capitalized
	Actual		Minimum Capital Requirement(1)		Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Total capital (to risk weighted assets)	$283,471	15.6%	$190,798	10.5%	$181,712	10.0%
Tier 1 capital (to risk weighted assets)	262,960	14.4%	155,219	8.5%	146,089	8.0%
Common equity tier 1 capital (to risk weighted assets)	262,960	14.4%	127,828	7.0%	118,697	6.5%
Tier 1 capital (to average assets)	262,960	11.3%	93,083	4.0%	116,354	5.0%

As of December 31, 2021
Total capital (to risk weighted assets)	$252,843	15.3%	$173,923	10.5%	$165,641	10.0%
Tier 1 capital (to risk weighted assets)	232,458	14.0%	140,795	8.5%	132,513	8.0%
Common equity tier 1 capital (to risk weighted assets)	232,458	14.0%	115,948	7.0%	107,666	6.5%
Tier 1 capital (to average assets)	232,458	11.0%	84,799	4.0%	105,999	5.0%
(1)	Including Capital Conservation Buffer

Note 17— Revenue

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

The following table shows the components of non-interest income for the years ended December 31, 2022 and December 31, 2021.

Table 17.1: Components of Non-Interest Income

(Dollars in thousands)	December 31, 2022	December 31, 2021
Service charges on deposit accounts (1)
Overdrawn account fees	$88	$76
Account service fees	236	186
Other service charges and fees (1)
Interchange income	409	379
Other charges and fees	247	98
Bank owned life insurance	544	411
Gains on securities	—	10
Net gains on premises and equipment (1)	—	29
Insurance commissions (1)	382	284
Other operating income (loss) (2)	(215)	246
Total non-interest income	$1,691	$1,719
(1)	Income within the scope of ASC 606 – Revenue Recognition.
(2)	Includes other operating income (loss) within the scope of ASC 606 – Revenue Recognition amounting to $12 thousand for the year ended December 31, 2022. Includes other operating income (loss) of $127 thousand related to swap fee income on a back-to-back loan swap and a loss of $(354) thousand related to the fair value adjustment on equity securities carried at fair value for the year ended December 31, 2022, both of which are outside the scope of ASC 606. The equity securities consist of mutual funds held in a trust and were obtained for the purpose of economically hedging changes in the Company’s nonqualified deferred compensation liability. Includes other operating income (loss) within the scope of ASC 606 – Revenue Recognition of $52 thousand and a fair value adjustment gain of $194 thousand outside the scope of ASC 606 for the year ended December 31, 2021.

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

Note 18— Other Operating Expenses

The following table shows the components of other operating expenses for the years ended December 31, 2022 and December 31, 2021.

Table 18.1: Components of Other Operating Expenses

(Dollars in thousands)	December 31, 2022	December 31, 2021
Advertising expense	$193	$395
Data processing	1,940	1,471
FDIC insurance	605	887
Professional fees	1,231	1,418
State franchise tax	2,092	1,849
Director costs	810	797
Other operating expenses	1,595	1,613
Total other operating expenses	$8,466	$8,430

Note 19— Low Income Housing Tax Credit Investments

The Company has invested in seven separate housing equity funds as of December 31, 2022. The general purpose of these funds is to encourage and assist with participation in investing in low-income residential rental properties primarily located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the Company’s Consolidated Balance Sheets and were $5.2 million and $5.8 million at December 31, 2022 and December 31, 2021, respectively. The expected terms of these investments and the related tax benefits run through 2038. The net impact of amortization of the investments, tax credits and other tax benefits recognized as a component of income tax expense in the Consolidated Statements of Income during the years ended December 31, 2022 and December 31, 2021 was a benefit of $94 thousand and $77 thousand, respectively. Additional capital calls expected for the funds totaled $3.0 million at December 31, 2022 and December 31, 2021 and are included in other liabilities on the Company’s Consolidated Balance Sheets.

Note 20— Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax for the years ended December 31, 2022 and December 31, 2021.

Table 20.1: Changes in Accumulated Other Comprehensive Income (Loss), Net of Tax

	December 31, 2022
		Unrealized Gains on
		Securities Transferred from
	Unrealized Gain (Loss) on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Income (Loss)
Beginning balance, January 1, 2022	$(789)	$389	$(400)
Net change during the period	(28,153)	(144)	(28,297)
Ending balance, December 31, 2022	$(28,942)	$245	$(28,697)

	December 31, 2021
		Unrealized Gains on
		Securities Transferred from
	Unrealized Gain (Loss) on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Income (Loss)
Beginning balance, January 1, 2021	$3,786	$—	$3,786
Net change during the period	(4,575)	389	(4,186)
Ending balance, December 31, 2021	$(789)	$389	$(400)

The Company did not have any items reclassified out of accumulated other comprehensive income (loss) during the year ended December 31, 2022. Items reclassified out of accumulated other comprehensive income (loss) to net income during the year ended December 31, 2021 consisted of a net gain on the call of a security classified as available-for-sale. The gain on this transaction totaled $10 thousand and its related tax was $2 thousand. Gains are included in the “Gains on securities” line item and the related tax is presented in the “Income tax expense” line item in the Consolidated Statements of Income.

Note 21— Parent Company Financials

The following tables summarize John Marshall Bancorp Inc.’s (Parent Company only) condensed financial statements as of and for the years ended December 31, 2022 and December 31, 2021.

Table 21.1: Condensed Parent Company Financials

Parent Company Only Condensed Balance Sheets

(Dollars in thousands)	December 31, 2022	December 31, 2021
Assets
Cash and due from banks	$3,588	$1,591
Equity securities, at fair value	2,115	1,869
Investment in subsidiary	234,263	232,058
Other assets	366	310
Total assets	$240,332	$235,828
Liabilities and Shareholders’ Equity
Subordinated debt, net of unamortized issuance costs	$24,624	$24,728
Accrued interest payable	715	659
Other liabilities	2,193	1,971
Total liabilities	$27,532	$27,358
Total shareholders’ equity	$212,800	$208,470
Total liabilities and shareholders’ equity	$240,332	$235,828

Parent Company Only Condensed Statements of Income

(Dollars in thousands)	December 31, 2022	December 31, 2021
Income:
Other income (loss)	$(354)	$194
Dividends from subsidiary	4,150	—
Total income	3,796	194
Expense:
Subordinated debt interest expense	1,810	1,487
Salaries and employee benefits	292	958
Other operating expenses	425	348
Total expense	2,527	2,793

Net income (loss) before income tax benefit and equity in undistributed earnings of subsidiary	1,269	(2,599)
Income tax benefit	605	546
Equity in undistributed earnings of subsidiary	29,929	27,514
Net income	$31,803	$25,461

Parent Company Only Statements of Cash Flows

(Dollars in thousands)	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities
Net income	$31,803	$25,461
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiary	(29,929)	(27,514)
Fair value adjustment on equity securities	354	(194)
Amortization of debt issuance costs	317	49
Deferred tax (benefit)	(54)	(157)
Changes in assets and liabilities:
(Increase) decrease in other assets	(2)	98
Increase in other liabilities	278	1,075
Net cash provided by (used in) operating activities	$2,767	$(1,182)
Cash Flows from Investing Activities
Purchase of equity securities	(600)	(708)
Net cash (used in) investing activities	$(600)	$(708)
Cash Flows from Financing Activities
Issuance of common stock for share options exercised	3,058	716
Repurchase of shares for tax withholding on share-based compensation	(8)	(162)
Issuance of subordinated debt	24,579	—
Repayment of subordinated debt	(25,000)	—
Cash dividends paid	(2,799)	—
Net cash provided by (used in) investing activities	$(170)	$554
Net increase (decrease) in cash and cash equivalents	$1,997	$(1,336)
Cash and cash equivalents, beginning of year	1,591	2,927
Cash and cash equivalents, end of year	$3,588	$1,591

Note 22— Related Party Transactions

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal shareholders, executive officers, their immediate families and affiliated companies in which they are principal owners (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with parties not related to the Company. These loans totaled $15.4 million and $12.0 million as of December 31, 2022 and December 31, 2021, respectively. During 2022, there were total principal additions of $3.9 million and total principal payments of $0.5 million with respect to such loans. Deposits of directors, executive officers and other related parties totaled $28.7 million and $35.4 million at December 31, 2022 and December 31, 2021, respectively.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2022 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

Part III

Item 10.Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions “Election of Directors,” “The Board of Directors,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in the Company's Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated by reference.

Item 11.Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions “Executive Officer Compensation,” “The Board of Directors – Director Compensation” and “The Board of Directors – Compensation

Committee Interlocks and Insider Participation” in the Company's Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information: The following table sets forth information as of December 31, 2022, with respect to compensation plans under which shares of our common stock are authorized for issuance.

Number of Shares
	To be Issued		Number of Shares
	Upon Exercise	Weighted-Average	Remaining Available
	of Outstanding	Exercise Price of	For Future Issuance
	Options, Warrants	Outstanding Options,	Under Equity
	and Rights	Warrants and Rights	Compensation Plans
Equity compensation plans approved by shareholders	189,934	$11.76	300,640
Equity compensation plans not approved by shareholders	—	$—	—
Total	189,934	$11.76	300,640

Security Ownership of Certain Beneficial Owners and Management. Pursuant to General Instruction G(3) of Form 10-K, the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the caption “The Board of Directors – Corporate Governance Principles and Board Matters” and “The Board of Directors – Certain Relationships and Related Transactions” in the Company's Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated by reference.

Item 14.Principal Accountant Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions "Report of the Audit Committee" and "Independent Public Accounting Firm" in the Company's Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated by reference.

Part IV

Item 15.Exhibit and Financial Statement Schedules

(a)	FINANCIAL STATEMENTS: The following financial statements are included in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 613)

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Income for the years ended December 31, 2022 and 2021

Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements

(b)	EXHIBITS: The following exhibits are included as part of this Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation of John Marshall Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10 filed on March 4, 2022).

3.2	Amended and Restated Bylaws of John Marshall Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10 filed on March 4, 2022).

4.1

Specimen certificate for the common stock of John Marshall Bancorp, Inc., $0.01 par value (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 10 filed on March 4, 2022).

4.2	Form of 5.25% Fixed to Floating Rate Subordinated Note due July 1, 2032 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 15, 2022).

4.3†	Description of John Marshall Bancorp Inc.’s Securities.

10.1	Amended and Restated John Marshall Bancorp, Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 10 filed on March 4, 2022).*

10.2	Amended and Restated John Marshall Bank 2006 Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form 10 filed on March 4, 2022).*

10.3

Form of Restricted Stock Award Agreement – Amended and Restated John Marshall Bancorp, Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form 10 filed on March 4, 2022).*

10.4

Form of Non-qualified Stock Option Agreement – Amended and Restated John Marshall Bancorp, Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form 10 filed on March 4, 2022).*

10.5

Form of Incentive Stock Option Agreement – Amended and Restated John Marshall Bancorp, Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form 10 filed on March 4, 2022).*

10.6

Form of Non-qualified Stock Option Agreement – Amended and Restated John Marshall Bank 2006 Stock Option Plan (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form 10 filed on March 4, 2022).*

10.7

Form of Incentive Stock Option Agreement – Amended and Restated John Marshall Bank 2006 Stock Option Plan (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form 10 filed on March 4, 2022).*

10.8	John Marshall Bancorp, Inc. Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form 10 filed on March 4, 2022).*

10.9

Employment Agreement, dated as of April 30, 2018, by and among John Marshall Bancorp, Inc., John Marshall Bank and Christopher W. Bergstrom (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form 10 filed on March 4, 2022).*

10.10

Amended and Restated Employment Agreement, dated as of August 22, 2022, by and among John Marshall Bancorp, Inc., John Marshall Bank, and Kent D. Carstater (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 26, 2022).*

Exhibit No.	Description

10.11

Employment Agreement, dated as of August 22, 2022, by and among John Marshall Bancorp, Inc., John Marshall Bank, and Andrew J. Peden (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2022).*

10.12	Form of Subordinated Note Purchase Agreement, dated as of June 15, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 15, 2022).

21 †	Subsidiaries of John Marshall Bancorp, Inc.

23.1 †	Consent of Yount, Hyde, & Barbour, P.C.

31.1 †	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0†

Interactive data files formatted in Inline eXtensible Business Reporting Language pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) the Consolidated Statements of Income for the years ended December 31, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021 and (vi) the Notes to the Consolidated Financial Statements for the years ended December 31, 2022 and 2021.

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

†Filed herewith.

*Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2023	John Marshall Bancorp, Inc.

	By:	/s/ Christopher W. Bergstrom
	Name:	Christopher W. Bergstrom
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2023.

Signature/Name	Title

/s/ Christopher W. Bergstrom Christopher W. Bergstrom	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Kent D. Carstater Kent D. Carstater	Senior Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Philip W. Allin Philip W. Allin	Director

/s/ Philip R. Chase Philip R. Chase	Director

/s/ Michael T. Foster Michael T. Foster	Director

/s/ Michael A. Garcia Michael A. Garcia	Director

/s/ Subhash K. Garg Subhash K. Garg	Director

/s/ Jonathan C. Kinney Jonathan C. Kinney	Chairman of the Board

/s/ O. Leland Mahan O. Leland Mahan	Director

/s/ Lim P. Nguonly Lim P. Nguonly	Director