Form 10-Q
period 2023-03-31
John Marshall Bancorp, Inc.
filed 2023-05-10
CIK 1710482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-41315

John Marshall Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Virginia	81-5424879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1943 Isaac Newton Square East

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

As of May 5, 2023, there were 14,125,388 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN MARSHALL BANCORP, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Cash and due from banks	$8,012	$6,583
Interest-bearing deposits in other banks	95,347	55,016
Total cash and cash equivalents	103,359	61,599
Securities available-for-sale, at fair value	340,159	357,576
Securities held-to-maturity, fair value of $81,966 and $81,161 as of March 31, 2023 and December 31, 2022, respectively	98,507	99,415
Less: Allowance for investment credit losses	—	—
Securities held-to-maturity, net	98,507	99,415
Restricted securities, at cost	4,529	4,425
Equity securities, at fair value	2,590	2,115
Loans, net of unearned income	1,771,272	1,789,508
Less: Allowance for loan credit losses	(21,619)	(20,208)
Loans, net	1,749,653	1,769,300
Bank premises and equipment, net	1,451	1,219
Accrued interest receivable	5,471	5,531
Bank owned life insurance	21,270	21,170
Right of use assets	4,767	4,611
Other assets	19,551	21,274
Total assets	$2,351,307	$2,348,235
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand deposits	$447,450	$476,697
Interest-bearing demand deposits	677,834	691,945
Savings deposits	81,150	95,241
Time deposits	882,208	803,857
Total deposits	2,088,642	2,067,740
Federal funds purchased	—	25,500
Federal Home Loan Bank advances	—	—
Subordinated debt	24,645	24,624
Accrued interest payable	972	1,035
Lease liabilities	5,039	4,858
Other liabilities	11,186	11,678
Total liabilities	$2,130,484	$2,135,435
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued	$—	$—
Common stock, nonvoting, par value $0.01 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, voting, par value $0.01 per share; authorized 30,000,000 shares; issued and outstanding, 14,125,208 at March 31, 2023, including 48,401 unvested shares, 14,098,986 shares at December 31, 2022, including 55,185 unvested shares	141	141
Additional paid-in capital	95,235	94,726
Retained earnings	150,642	146,630
Accumulated other comprehensive loss	(25,195)	(28,697)
Total shareholders’ equity	$220,823	$212,800
Total liabilities and shareholders’ equity	$2,351,307	$2,348,235

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2023	2022
Interest and Dividend Income
Interest and fees on loans	$20,425	$18,184
Interest on investment securities, taxable	2,251	1,380
Interest on investment securities, tax-exempt	19	30
Dividends	75	60
Interest on deposits in banks	683	91
Total interest and dividend income	$23,453	$19,745
Interest Expense
Deposits	$8,559	$1,323
Federal funds purchased	9	30
Federal Home Loan Bank advances	67	—
Subordinated debt	349	476
Total interest expense	$8,984	$1,829
Net interest income	$14,469	$17,916
Provision for (recovery of) credit losses	(774)	—
Net interest income after provision for (recovery of) credit losses	$15,243	$17,916
Non-interest Income
Service charges on deposit accounts	$72	$77
Bank owned life insurance	100	95
Other service charges and fees	203	137
Losses on sale of available-for-sale securities	(202)	—
Insurance commissions	206	221
Other income (loss)	187	(116)
Total non-interest income	$566	$414
Non-interest Expenses
Salaries and employee benefits	$4,912	$6,027
Occupancy expense of premises	470	493
Furniture and equipment expenses	296	325
Other operating expenses	2,092	1,941
Total non-interest expenses	$7,770	$8,786
Income before income taxes	$8,039	$9,544
Income tax expense	1,735	1,870
Net income	$6,304	$7,674
Earnings per share, basic	$0.45	$0.55
Earnings per share, diluted	$0.44	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2023	2022
Net Income	$6,304	$7,674
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax of $981 and $(2,788) for the three months ended March 31, 2023 and March 31, 2022, respectively	3,689	(10,488)
Reclassification adjustment for losses on available-for-sale securities included in net income, net of tax of $42 for the three months ended March 31, 2023	(160)	—
Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax of $(7) and $(11) for the three months ended March 31, 2023 and March 31, 2022, respectively	(27)	(41)
Total other comprehensive income (loss)	$3,502	$(10,529)
Total comprehensive income (loss)	$9,806	$(2,855)

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2023 and 2022

(In thousands, except share and per share data)

(Unaudited)

					Accumulated
					Other	Total
			Additional Paid- In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2021	13,669,772	$137	$91,107	$117,626	$(400)	$208,470
Net income	—	—	—	7,674	—	7,674
Other comprehensive loss	—	—	—	—	(10,529)	(10,529)
Dividend declared on common stock ($0.20 per share)	—	—	—	(2,790)	—	(2,790)
Exercise of stock options	206,472	2	1,889	—	—	1,891
Restricted stock vesting	13,960	—	—	—	—	—
Share-based compensation	—	—	139	—	—	139
Balance, March 31, 2022	13,890,204	$139	$93,135	$122,510	$(10,929)	$204,855

Balance, December 31, 2022	14,043,801	$141	$94,726	$146,630	$(28,697)	$212,800
Net income	—	—	—	6,304	—	6,304
Adoption of ASC 326 - Financial Instruments - Credit Losses	—	—	—	(2,292)	—	(2,292)
Other comprehensive income	—	—	—	—	3,502	3,502
Exercise of stock options	26,625	—	312	—	—	312
Restricted stock vesting, net of 33 shares surrendered	6,381	—	—	—	—	—
Share-based compensation	—	—	197	—	—	197
Balance, March 31, 2023	14,076,807	$141	$95,235	$150,642	$(25,195)	$220,823

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$6,304	$7,674
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	117	153
Right of use asset amortization	334	346
Provision for (recovery of) credit losses	(774)	—
Share-based compensation expense	197	139
Net (accretion)/amortization of securities	(82)	125
Fair value adjustment on equity securities	(89)	117
Amortization of debt issuance costs	21	117
Net losses on premises and equipment	1	1
Losses on available-for-sale securities	202	—
Deferred tax expense	221	580
Net increase in cash surrender value of life insurance	(100)	(95)
Changes in assets and liabilities:
Decrease in accrued interest receivable	60	589
Decrease in other assets	1,181	409
Decrease in accrued interest payable	(63)	(366)
Decrease in other liabilities	(1,519)	(172)
Net cash provided by operating activities	$6,011	$9,617
Cash Flows from Investing Activities
Net decrease in loans	$18,236	$35,208
Purchase of available-for-sale securities	—	(87,151)
Purchase of held-to-maturity securities	—	(1,003)
Proceeds from sale of available-for-sale securities	11,511	—
Proceeds from maturities, calls and principal repayments of available-for-sale securities	10,272	14,968
Proceeds from maturities, calls and principal repayments of held-to-maturity securities	856	2,261
Net increase of restricted securities	(104)	(137)
Net purchases of equity securities	(386)	(572)
Proceeds from sale of premises and equipment	50	—
Purchases of bank premises and equipment	(400)	(66)
Net cash provided by (used in) investing activities	$40,035	$(36,492)
Cash Flows from Financing Activities
Net increase in deposits	$20,902	$101,546
Repayment of federal funds purchased	(25,500)	—
Issuance of common stock for share options exercised	312	1,891
Net cash (used in) provided by financing activities	$(4,286)	$103,437
Net increase in cash and cash equivalents	$41,760	$76,562
Cash and cash equivalents, beginning of period	61,599	105,799
Cash and cash equivalents, end of period	$103,359	$182,361
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$9,027	$2,078
Supplemental Disclosures of Noncash Transactions
Unrealized gain (loss) on securities available-for-sale	$4,469	$(13,276)
Right of use asset obtained in exchange for new operating lease liability	490	—

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

Basis of Presentation

The accounting and reporting policies of John Marshall Bancorp, Inc. conform to generally accepted accounting principles in the United States of America (“GAAP”) and reflect practices of the banking industry. The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and with applicable quarterly reporting regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all of the information and notes required by GAAP for complete financial statements. As such, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on March 23, 2023.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions between the Company and the Bank have been eliminated. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan credit losses.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for any other interim period or for the full year. All amounts and disclosures included in this quarterly report as of December 31, 2022, were derived from the Company’s audited consolidated financial statements. Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or shareholders’ equity.

Significant Accounting Policies and Estimates

Application of  the principles of GAAP and practices within the banking industry requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently rely more extensively on the use of estimates, assumptions, and judgments and as such may have a greater possibility of producing results that could be materially different than originally reported.

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the audited financial statements and notes for the year ended December 31, 2022 and are contained in the

Company's 2022 Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2022, except for the following:

Accounting Standards Adopted in 2023

ASU 2016-13: On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The CECL methodology requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost are presented at the net amount expected to be collected by using an allowance for credit losses.

In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell.

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. At adoption, the after tax impact to retained earnings was a reduction of $(2.3) million based on our evaluation as of that date. This adjustment consisted of increases to the allowance for credit losses on loans, as well as the Company's allowance for unfunded loan commitments.

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other-than-temporarily impaired investment securities. The Company did not record an allowance for credit losses for securities classified as available-for-sale or held-to-maturity upon adoption. Refer to Note 2 – Investment Securities for further discussion.

The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

ASU 2022-02: On January 1, 2023, the Company adopted ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors that have adopted the CECL model and enhance the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the amendments require that the Company disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The Company adopted the standard prospectively and it did not have a material impact on the financial statements.

Allowance for Credit Losses - Held-to-Maturity Securities

The Company estimates expected credit losses on held-to-maturity securities on an individual basis based on a Probability of Default/Loss Given Default (“PD/LGD”) methodology primarily using security-level credit ratings. The primary indicators of credit quality for the Company’s held-to-maturity portfolio are security type and credit rating, which are influenced by a number of factors including obligor cash flow, geography, seniority, among other factors. The Company’s held-to-maturity securities with credit risk are municipal bonds, which had a credit rating of AA or better as of March 31, 2023. All other held-to-maturity securities are covered by the explicit or implied guarantee of the United States government or one of its agencies.

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit losses in the Consolidated Statements of Income. The Company did not have an allowance for credit losses on held-to-maturity securities as of March 31, 2023 or upon adoption of ASC 326. Refer to Note 2 – Investment Securities for further discussion.

Allowance for Credit Losses - Available-for-Sale Securities

Management evaluates all available-for-sale securities in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specific to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any deficiency is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

Changes in the allowance for credit loss are recorded as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2023, there was no allowance for credit loss related to the available-for-sale portfolio. Refer to Note 2 – Investment Securities for further discussion.

Accrued interest receivable on available-for-sale securities totaled $891 thousand at March 31, 2023 and was excluded from the estimate of credit losses.

Allowance for Credit Losses - Loans

The allowance for loan credit losses represents an amount which, in management's judgment, is adequate to absorb the lifetime expected losses that may be sustained on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions, and prepayment experience. The allowance for loan credit losses is measured and recorded upon the initial recognition of a financial asset. The allowance for loan credit losses is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision for (or recovery of) credit losses, which is recorded in the Consolidated Statements of Income.

The Company is utilizing a discounted cash flow model to estimate its current expected credit losses. For the purposes of calculating its quantitative reserves, the Company has segmented its loan portfolio based on loans which share similar risk characteristics. Within the quantitative portion of the calculation, the Company utilizes at least one or a combination of loss drivers, which may include unemployment rates, home price indices, and/or gross domestic product (“GDP”), to adjust its loss rates over a reasonable and supportable forecast period of one year. A straight-line reversion technique is used for the following four quarters, at which time the Company reverts to historical averages. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider qualitative factors, including but not limited to: variability in the economic forecast, changes in volume and severity of adversely classified loans, changes in concentrations of credit, changes in the nature and volume of the loan segments, factors related to credit administration, and other idiosyncratic risks not embedded in the data used in the model.

Loans that do not share risk characteristics are evaluated on an individual basis. The Company designates individually evaluated loans on nonaccrual status as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk and loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

The adoption of CECL did not result in a significant change to any other credit risk management and monitoring processes, including identification of past due or delinquent borrowers, nonaccrual practices or charge-off policy.

Allowance for Credit Losses – Unfunded Commitments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for (or recovery of) credit losses in the Consolidated Statements of Income. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the CECL model using the same methodology as the loan portfolio, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the allowance for credit losses for both loans and held-to-maturity securities, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $4.2 million on loans and $244 thousand on held-to-maturity securities at March 31, 2023, and is included in “Accrued Interest Receivable” on the Company’s Consolidated Balance Sheets.

Note 2— Investment Securities

Available-for-Sale

The Company’s available-for-sale investment portfolio is either covered by the explicit or implied guarantee of the United States government or one of its agencies or rated investment grade or higher. All available-for-sale securities were current with no securities past due or on nonaccrual as of March 31, 2023 or December 31, 2022.

The following tables summarize the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses at March 31, 2023 and December 31, 2022, respectively.

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$53,894	$—	$(3,326)	$50,568
U.S. government and federal agencies	38,780	—	(3,497)	35,283
Corporate bonds	3,000	—	(361)	2,639
Collateralized mortgage obligations	44,036	—	(6,048)	37,988
Tax-exempt municipal	2,934	—	(268)	2,666
Taxable municipal	607	—	(25)	582
Mortgage-backed	229,076	—	(18,643)	210,433
Total Available-for-sale Securities	$372,327	$—	$(32,168)	$340,159

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$63,480	$—	$(4,270)	$59,210
U.S. government and federal agencies	38,748	—	(3,988)	34,760
Corporate bonds	3,000	—	(386)	2,614
Collateralized mortgage obligations	44,732	—	(6,258)	38,474
Tax-exempt municipal	4,993	—	(348)	4,645
Taxable municipal	608	—	(29)	579
Mortgage-backed	238,652	—	(21,358)	217,294
Total Available-for-sale Securities	$394,213	$—	$(36,637)	$357,576

During the three months ended March 31, 2023, the Company sold available-for-sale securities with a total par value of $12.0 million resulting in a gross pre-tax loss of $202 thousand. The Company did not sell or recognize any gain or loss for any securities for the three months ended March 31, 2022.

Available-for-sale securities having a market value of $78.4 million and $83.4 million at March 31, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and for other purposes required by law. These securities had an amortized cost of $84.9 million and $91.0 million at March 31, 2023 and December 31, 2022, respectively.

The following tables summarize the fair value of securities available-for-sale at March 31, 2023 and December 31, 2022 and the corresponding amounts of gross unrealized losses. Management uses the valuations as of month-end in determining when securities are in an unrealized loss position. Therefore, a security’s market value could have exceeded its amortized cost on other days during the prior twelve-month period.

	March 31, 2023
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$12,612	$(294)	$37,956	$(3,032)	$50,568	$(3,326)
U.S. government and federal agencies	5,757	(160)	29,526	(3,337)	35,283	(3,497)
Corporate bonds	930	(70)	1,709	(291)	2,639	(361)
Collateralized mortgage obligations	9,308	(282)	28,680	(5,766)	37,988	(6,048)
Tax-exempt municipal	—	—	2,666	(268)	2,666	(268)
Taxable municipal	335	(2)	247	(23)	582	(25)
Mortgage-backed	84,947	(3,600)	125,486	(15,043)	210,433	(18,643)
Total Available-for-sale Securities	$113,889	$(4,408)	$226,270	$(27,760)	$340,159	$(32,168)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$31,261	$(1,194)	$27,949	$(3,076)	$59,210	$(4,270)
U.S. government and federal agencies	16,107	(1,078)	18,653	(2,910)	34,760	(3,988)
Corporate bonds	2,614	(386)	—	—	2,614	(386)
Collateralized mortgage obligations	16,746	(1,143)	21,728	(5,115)	38,474	(6,258)
Tax-exempt municipal	4,645	(348)	—	—	4,645	(348)
Taxable municipal	337	(2)	242	(27)	579	(29)
Mortgage-backed	145,795	(9,612)	71,499	(11,746)	217,294	(21,358)
Total Available-for-sale Securities	$217,505	$(13,763)	$140,071	$(22,874)	$357,576	$(36,637)

The Company had 207 and 98 securities in an unrealized loss position for 12 months or longer as of March 31, 2023 and December 31, 2022, respectively. The Company has evaluated available-for-sale securities in an unrealized loss position for credit related impairment at March 31, 2023 and December 31, 2022 and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no allowance for credit losses on available-for-sale securities at March 31, 2023.

The table below summarizes, by major security type, the contractual maturities of our available-for-sale investment securities as of March 31, 2023. Issuers may have the right to call or prepay certain obligations and as such, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below.

	March 31, 2023
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Available-for-sale
Due in one year or less	$7,943	$7,752
Due after one year through five years	95,102	88,421
Due after five years through ten years	142,855	133,508
Due after ten years	126,427	110,478
Total Available-for-sale Securities	$372,327	$340,159

In the prevailing rate environments as of March 31, 2023 and December 31, 2022, the Company’s available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 3.7 years and 3.8 years, respectively.

Held-to-Maturity

The Company’s held-to-maturity investment portfolio is either covered by the explicit or implied guarantee of the United States government or one of its agencies or rated investment grade or higher. All held-to-maturity securities were current with no securities past due or on nonaccrual as of March 31, 2023 or December 31, 2022.

The following tables summarize the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized losses at March 31, 2023 and December 31, 2022, respectively.

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,000	$—	$(722)	$5,278
U.S. government and federal agencies	35,519	—	(5,492)	30,027
Collateralized mortgage obligations	20,850	—	(3,932)	16,918
Taxable municipal	6,069	—	(1,161)	4,908
Mortgage-backed	30,069	—	(5,234)	24,835
Total Held-to-maturity Securities	$98,507	$—	$(16,541)	$81,966

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,000	$—	$(840)	$5,160
U.S. government and federal agencies	35,551	—	(6,135)	29,416
Collateralized mortgage obligations	21,275	—	(4,227)	17,048
Taxable municipal	6,073	—	(1,364)	4,709
Mortgage-backed	30,516	—	(5,688)	24,828
Total Held-to-maturity Securities	$99,415	$—	$(18,254)	$81,161

Held-to-maturity securities having a market value of $35.0 million and $31.0 million at March 31, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and for other purposes required by law. These securities had an amortized cost of $41.6 million and $37.7 million at March 31, 2023 and December 31, 2022, respectively.

The following table summarizes the fair value of securities held-to-maturity at December 31, 2022 and the corresponding amounts of gross unrealized losses. Management uses the valuations as of month-end in determining when securities are in an unrealized loss position. Therefore, a security’s market value could have exceeded its amortized cost on other days during the prior twelve-month period.

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

The Company evaluates the credit risk of its held-to-maturity securities on at least a quarterly basis. The Company estimates expected credit losses on held-to-maturity securities on an individual basis based on a PD/LGD methodology primarily using security-level credit ratings. The primary indicators of credit quality for the Company’s held-to-maturity portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The Company’s held-to-maturity securities with credit risk were comprised of municipal bonds and had a crediting rating of AA or better as of March 31, 2023. All other held-to-maturity securities are covered by the explicit or implied guarantee of the United States government or one of its agencies. The Company did not have an allowance for credit losses on held-to-maturity securities as of March 31, 2023 or upon adoption of ASC 326.

The table below summarizes, by major security type, the contractual maturities of our held-to-maturity investment securities as of March 31, 2023. Issuers may have the right to call or prepay certain obligations and as such, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below.

	March 31, 2023
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	13,219	11,535
Due after five years through ten years	31,456	26,568
Due after ten years	53,832	43,863
Total Held-to-maturity Securities	$98,507	$81,966

In the prevailing rate environments as of March 31, 2023 and December 31, 2022, the Company’s held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 7.2 years and 7.3 years, respectively.

Restricted Securities

The table below summarizes the carrying amount of restricted securities as of March 31, 2023 and December 31, 2022.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Federal Reserve Bank Stock	$3,297	$3,292
Federal Home Loan Bank Stock	1,172	1,073
Community Bankers’ Bank Stock	60	60
Total Restricted Securities	$4,529	$4,425

Equity Securities

The Company held equity securities with readily determinable fair values totaling $2.6 million and $2.1 million at March 31, 2023 and December 31, 2022, respectively. These securities consist of mutual funds held in a trust and were obtained for the purpose of economically hedging changes in the Company’s nonqualified deferred compensation liability. Changes in the fair value of these securities are reflected in earnings. A gain of $89 thousand and a loss of $(117) thousand were recorded in other non-interest income in the Consolidated Statements of Income for the three months ended March 31, 2023 and March 31, 2022, respectively.

Note 3— Loans

The following table presents the composition of the Company’s loan portfolio as of March 31, 2023 and December 31, 2022.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Real Estate Loans:
Commercial	$1,112,905	$1,118,127
Construction and land development	179,606	195,027
Residential	433,076	426,841
Commercial - Non-Real Estate:
Commercial loans	41,339	44,924
Consumer - Non-Real Estate:
Consumer loans	324	529
Total Gross Loans	$1,767,250	$1,785,448
Allowance for loan credit losses	(21,619)	(20,208)
Net deferred loan costs	4,022	4,060
Total net loans	$1,749,653	$1,769,300

Portfolio Segments

The Company currently manages its loan products and the respective exposure to credit losses by the following specific portfolio segments which are levels at which the Company develops and documents its systematic methodology to determine the allowance for loan credit losses attributable to each respective portfolio segment. These segments are:

●	Real estate - commercial loans – The real estate commercial loans category contains commercial mortgage loans secured by owner occupied, non-owner occupied, and multifamily real estate.
●	Real estate - construction and land development loans – The real estate construction and land development loans category contains residential and commercial construction loan financing to builders and developers and to consumers building their own homes.
●	Real estate - residential loans – The real estate residential mortgage loans category contains permanent mortgage loans principally to consumers secured by residential real estate.
●	Commercial loans – The commercial loans category contains business purpose loans made to provide funds for the financing of equipment, receivables, contract administration expenses, and other general corporate needs of commercial businesses.
●	Consumer loans – The consumer loans category contains personal loans such as installment loans and lines of credit.

Note 4— Allowance for Loan Credit Losses

On January 1, 2023, the Company adopted the CECL methodology as required under ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the Company’s accounting policies and policy elections related to the accounting standard update refer to Note 1 in this Quarterly Report on Form 10-Q.  All loan information presented as of March 31, 2023 is in accordance with ASC 326. All loan information presented prior to March 31, 2023 is in accordance with previous applicable GAAP.

Allowance for loan credit losses

The following tables present the activity in the allowance for loan credit losses for the three months ended March 31, 2023.

	March 31, 2023
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Unallocated	Total
Beginning balance, December 31, 2022	$13,205	$2,860	$3,044	$456	$5	$638	$20,208
Adjustment to allowance for adoption of ASC 326	(2,649)	476	4,552	367	57	(638)	2,165
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	1	—	—	1
Provision for (recovery of) credit losses	(742)	(139)	330	(148)	(56)	—	(755)
Ending balance, March 31, 2023	$9,814	$3,197	$7,926	$676	$6	$—	$21,619

The following table presents the activity for the allowance for loan losses for the three months ended March 31, 2022.

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

The following tables present the balance of the allowance for loan losses, the allowance by impairment methodology, total loans, and loans by impairment methodology as of December 31, 2022 and March 31, 2022, respectively.

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

	March 31, 2022
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Unallocated	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	12,396	3,746	2,757	700	5	427	20,031
Total allowance	$12,396	$3,746	$2,757	$700	$5	$427	$20,031

Loans:
Individually evaluated for impairment	$—	$—	$542	$—	$—	$—	$542
Collectively evaluated for impairment	992,126	219,160	355,789	60,350	513	—	1,627,938
Total loans	$992,126	$219,160	$356,331	$60,350	$513	$—	$1,628,480

Impaired loans

Prior to the adoption of ASC 326, loans were considered impaired when, based on current information and events, it was probable the Company would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. Impaired loans include loans on nonaccrual status and accruing TDRs. When determining if the Company would be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement, the Company considered the borrower’s capacity to pay, which included such factors as the borrower’s current financial statements, an analysis of global cash flow sufficient to pay all debt obligations and an evaluation of secondary sources of repayment, such as guarantor support and collateral value.

The following tables present a summary of impaired loans and the related allowance as of December 31, 2022.

December 31, 2022
		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	with	with	Recorded	Related	Recorded	Income
(Dollars in thousands)	Balance	No Allowance	Allowance	Investment	Allowance	Investment(1)	Recognized(1)
Real Estate Loans
Commercial	$—	$—	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—	—	—
Residential	418	418	—	418	—	427	15
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total Impaired Loans	$418	$418	$—	$418	$—	$427	$15
(1)	Amounts shown for the twelve-month period ended December 31, 2022.

Delinquency Information

The following tables present a summary of past due and nonaccrual loans by segment as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$1,112,905	$1,112,905	$—	$—
Construction and land development	—	—	—	—	179,606	179,606	—	—
Residential	—	—	—	—	433,076	433,076	—	—
Commercial	—	—	—	—	41,339	41,339	—	—
Consumer	—	—	—	—	324	324	—	—
Total Loans	$—	$—	$—	$—	$1,767,250	$1,767,250	$—	$—

	December 31, 2022
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$1,118,127	$1,118,127	$—	$—
Construction and land development	—	—	—	—	195,027	195,027	—	—
Residential	—	—	—	—	426,841	426,841	—	—
Commercial	—	—	—	—	44,924	44,924	—	—
Consumer	—	—	—	—	529	529	—	—
Total Loans	$—	$—	$—	$—	$1,785,448	$1,785,448	$—	$—

Credit Quality Indicators

The Company assesses credit quality indicators based on internal risk rating of loans. Each loan is evaluated at least annually with more frequent evaluation of more severely criticized loans. The indicators represent the rating for loans as of the date presented is based on the most recent credit review performed. Internal risk rating definitions are:

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

The Company has a portfolio of smaller homogenous loans that are not individually risk rated and include residential permanent and construction mortgages, home equity lines of credit, and consumer installment loans. For these loans, management uses payment status as the primary credit quality indicator. The payment status of these loans is then translated into an internal risk rating. The following table summarizes the translation of past due status to risk rating for loans that are not individually risk rated.

Internal
Days Past Due	Risk Rating
0 - 29 days	Pass
30-59 days	Special Mention
60-89 days	Substandard
90-119 days	Doubtful
120+ days	Loss

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of March 31, 2023.

	Term Loans by Year of Origination
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Revolving	Total
Real Estate Loans - Commercial
Pass	$10,252	$303,760	$211,051	$124,882	$102,330	$355,735	$3,665	$1,111,675
Special mention	—	—	—	1,230	—	—	—	1,230
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Commercial	$10,252	$303,760	$211,051	$126,112	$102,330	$355,735	$3,665	$1,112,905

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Construction and land development
Pass	$10,845	$56,344	$58,243	$18,432	$75	$9,187	$24,330	$177,456
Special mention	—	—	—	—	2,150	—	—	2,150
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Construction and land development	$10,845	$56,344	$58,243	$18,432	$2,225	$9,187	$24,330	$179,606

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Residential
Pass	$10,964	$118,138	$139,709	$90,868	$27,676	$26,994	$18,727	$433,076
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Residential	$10,964	$118,138	$139,709	$90,868	$27,676	$26,994	$18,727	$433,076

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$546	$7,437	$2,537	$3,785	$5,978	$6,923	$14,133	$41,339
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial Loans	$546	$7,437	$2,537	$3,785	$5,978	$6,923	$14,133	$41,339

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Pass	$17	$89	$41	$111	$—	$11	$55	$324
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer Loans	$17	$89	$41	$111	$—	$11	$55	$324

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2022.

	December 31, 2022
		Special				Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Loans
Real Estate Loans
Commercial	$1,116,890	$1,237	$—	$—	$—	$1,118,127
Construction and land development	192,877	2,150	—	—	—	195,027
Residential	426,841	—	—	—	—	426,841
Commercial	44,924	—	—	—	—	44,924
Consumer	529	—	—	—	—	529
Total Loans	$1,782,061	$3,387	$—	$—	$—	$1,785,448

The allowance for loan credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination. The starting point for the estimate of the allowance for loan credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. As part of the Company’s loan modification program to borrowers experiencing financial difficulty, the Company may provide concessions to minimize the economic loss and improve long-term loan performance and collectability. The Company did not make any loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2023.

The Company had a recorded investment in TDRs of $418 thousand as of December 31, 2022, all of which were in compliance with their modified terms at December 31, 2022. There were no loans modified in TDRs that subsequently defaulted within 12 months of their modification date during the three months ended March 31, 2022. As of December 31, 2022, none of the Bank’s TDRs required a specific reserve. As of December 31, 2022, there were no additional commitments to disburse funds on loans classified TDRs. The Company adopted ASU 2022-02 on January 1, 2023, which eliminated the accounting guidance for TDRs.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $1.0 million and $303 thousand at March 31, 2023 and December 31, 2022, respectively, is separately classified within Other Liabilities on the Consolidated Balance Sheets.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2023.

Allowance for Credit Losses
(Dollars in thousands)	Unfunded Commitments
Beginning balance, December 31, 2022	$303
Adjustment to allowance for unfunded commitments for adoption of ASC 326	737
Provision for (recovery of) credit losses	(19)
Ending balance, March 31, 2023	$1,021

Note 5— Derivatives

The Company enters into interest rate swap agreements (“swaps”) with commercial loan customers to provide a facility for customers to manage their interest rate risk. These swaps are matched in exact offsetting terms with swaps that the Company enters into with an independent third party. These swaps qualify as derivatives, but are not designated as hedging instruments.

The following tables summarize the Company’s swaps at March 31, 2023 and December 31, 2022.

	March 31, 2023
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$19,866	$1,038	4.0 years	5.54%	3.39%
Pay variable/receive fixed swaps	19,866	(1,038)	4.0 years	3.39%	5.54%
Total interest rate swap agreements	$39,732	$—	4.0 years	4.47%	4.47%

	December 31, 2022
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$13,767	$1,217	2.8 years	6.02%	2.59%
Pay variable/receive fixed swaps	13,767	(1,217)	2.8 years	2.59%	6.02%
Total interest rate swap agreements	$27,534	$—	2.8 years	4.31%	4.31%

The estimated fair value of the swaps at March 31, 2023 and December 31, 2022 were recorded in other assets and liabilities in the Consolidated Balance Sheets. The associated net gains and losses on the swaps are recorded in other income (loss) in the Consolidated Statements of Income.

Note 6— Deposits and Borrowings

The following tables show the components of the Company’s funding sources.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Deposits:
Non-interest bearing demand deposits(1)	$447,450	$476,697
Interest-bearing demand deposits(1)	677,834	691,945
Savings deposits	81,150	95,241
Time deposits(2)	882,208	803,857
Total Deposits	$2,088,642	$2,067,740

			March 31, 2023	December 31, 2022
(Dollars in thousands)	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term Debt:
Subordinated debt	5.25%	5.25%	$24,645	$24,624
Total Long-term Debt			$24,645	$24,624

(1)  Overdraft demand deposits reclassified to loans totaled $5 thousand and $1 thousand at March 31, 2023 and December 31, 2022, respectively.

(2)	The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was $341.8 million and $318.7 million at March 31, 2023 and December 31, 2022, respectively.

The Company obtains certain deposits through the efforts of third-party brokers. Brokered deposits totaled $378.8 million and $352.0 million at March 31, 2023 and December 31, 2022, respectively, and were included primarily in time deposits on the Company’s Consolidated Balance Sheets. Reciprocal IntraFi certificates of deposit totaled $53.2 million and $25.7 million at March 31, 2023 and December 31, 2022, respectively. Reciprocal IntraFi demand and money market deposits totaled $215.1 million and $197.3 million at March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023, there were no depositors that represented 5% or more of the Company’s total deposits.

The Company completed a private placement of a $25.0 million fixed-to-floating subordinated note on June 15, 2022 (“2022 note”). Subject to limited exceptions permitting earlier redemption, the note is callable, in whole or in part, commencing July 1, 2027. Unless redeemed earlier, the note will mature on July 1, 2032. The note bears interest at a fixed rate of 5.25% to but excluding July 1, 2027, and will bear interest at a floating rate equal to the three-month Secured Overnight Financing Rate plus 245 basis points thereafter. The note is carried at its principal amount, less unamortized issuance costs.

The Company from time to time uses FHLB advances as a source of funding and to manage interest rate risk. FHLB advances are secured by a blanket floating lien on all real estate mortgage loans secured by 1-to-4 family residential, multi-family and commercial real estate properties. At March 31, 2023, the Company did not have any outstanding FHLB advances. Available borrowing capacity based on collateral value amounted to approximately $423.1 million as of March 31, 2023.

The Company also has the capacity to borrow up to $28.0 million at the Federal Reserve discount window of which $0 had been drawn upon at March 31, 2023. The Bank had loans pledged at the Federal Reserve discount window totaling $32.7 million as of March 31, 2023.

On March 12, 2023, the Federal Reserve made available the Bank Term Funding Program (“BTFP”), which enhances the ability of banks to borrow greater amounts against certain high-quality, unencumbered investments. To date, while the Company has been approved to participate in the BTFP, we have chosen not to do so. If the Company were to avail itself of the BTFP, we estimate a borrowing capacity of up to $341.2 million based on the par value of eligible investments as of March 31, 2023.

The Company also has federal funds lines of credit with correspondent banks available for overnight borrowing of $110.0 million, of which $0 had been drawn upon at March 31, 2023.

The following table shows the carrying amount of the Company’s time deposits by contractual maturity as of March 31, 2023.

(Dollars in thousands)	March 31, 2023
2023	$447,168
2024	316,207
2025	77,417
2026	40,304
2027	913
Thereafter	199
Total	$882,208

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. Refer to Note 4 – Allowance for Loan Credit Losses for further discussion regarding the Company’s estimate of lifetime credit losses for off-balance sheet exposure.

The following table summarizes the contract or notional amount of the Company’s exposure to off-balance sheet risk as of March 31, 2023 and December 31, 2022.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Commitments to extend credit	$254,562	$240,084
Standby letters of credit	$17,523	$14,677

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

The following tables summarize the fair value of assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

		Fair Value Measurements at March 31, 2023 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$50,568	$—	$50,568	$—
U.S. government and federal agencies	35,283	—	35,283	—
Corporate bonds	2,639	—	2,639	—
Collateralized mortgage obligations	37,988	—	37,988	—
Tax-exempt municipal	2,666	—	2,666	—
Taxable municipal	582	—	582	—
Mortgage-backed	210,433	—	210,433	—
Equity securities, at fair value	2,590	2,590	—	—
Interest rate swap agreements	1,038	—	1,038	—
Total assets at fair value	$343,787	$2,590	$341,197	$—

Liabilities:
Interest rate swap agreements	$1,038	$—	$1,038	$—
Total liabilities at fair value	$1,038	$—	$1,038	$—

		Fair Value Measurements at December 31, 2022 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$59,210	$—	$59,210	$—
U.S. government and federal agencies	34,760	—	34,760	—
Corporate bonds	2,614	—	2,614	—
Collateralized mortgage obligations	38,474	—	38,474	—
Tax-exempt municipal	4,645	—	4,645	—
Taxable municipal	579	—	579	—
Mortgage-backed	217,294	—	217,294	—
Equity securities, at fair value	2,115	2,115	—	—
Interest rate swap agreement	1,217	—	1,217	—
Total assets at fair value	$360,908	$2,115	$358,793	$—

Liabilities:
Interest rate swap agreement	$1,217	$—	$1,217	$—
Total liabilities at fair value	$1,217	$—	$1,217	$—

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances, the Company makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Collateral Dependent Loans

In accordance with ASC 326, loans that do not share risk characteristics are evaluated on an individual basis. The Company designates individually evaluated loans on nonaccrual status as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk and loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. The measurement of loss associated with collateral dependent loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if an appraisal of the property is more than one-year-old and not solely based on observable market comparables, or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had no collateral dependent loans with a recorded reserve as of March 31, 2023 or December 31, 2022.

Other Real Estate Owned (“OREO”)

OREO is carried at the lower of cost or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value using observable market data, the Company records the property as Level 2. When an appraised value using observable market data is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the property as Level 3 valuation. Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The Company had no OREO as of March 31, 2023 or December 31, 2022.

The following tables present the carrying value and estimated fair value, including the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2023 and December 31, 2022.

		Fair Value Measurements at March 31, 2023 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	March 31, 2023	(Level 1)	(Level 2)	(Level 3)	March 31, 2023
Assets:
Cash and cash equivalents	$103,359	$103,359	$—	$—	$103,359
Securities:
Available-for-sale	340,159	—	340,159	—	340,159
Held-to-maturity	98,507	—	81,966	—	81,966
Equity securities, at fair value	2,590	2,590	—	—	2,590
Restricted securities, at cost	4,529	—	4,529	—	4,529
Loans, net	1,749,653	—	—	1,660,163	1,660,163
Interest rate swap agreements	1,038	—	1,038	—	1,038
Bank owned life insurance	21,270	—	21,270	—	21,270
Accrued interest receivable	5,471	—	5,471	—	5,471
Liabilities:
Deposits	$2,088,642	$—	$2,085,334	$—	$2,085,334
Subordinated debt	24,645	—	—	22,152	22,152
Interest rate swap agreements	1,038	—	1,038	—	1,038
Accrued interest payable	972	—	972	—	972

		Fair Value Measurements at December 31, 2022 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)	December 31, 2022
Assets:
Cash and cash equivalents	$61,599	$61,599	$—	$—	$61,599
Securities:
Available-for-sale	357,576	—	357,576	—	357,576
Held-to-maturity	99,415	—	81,161	—	81,161
Equity securities, at fair value	2,115	2,115	—	—	2,115
Restricted securities, at cost	4,425	—	4,425	—	4,425
Loans, net	1,769,300	—	—	1,676,887	1,676,887
Interest rate swap agreement	1,217	—	1,217	—	1,217
Bank owned life insurance	21,170	—	21,170	—	21,170
Accrued interest receivable	5,531	—	5,531	—	5,531
Liabilities:
Deposits	$2,067,740	$—	$2,065,248	$—	$2,065,248
FHLB advances	—	—	—	—	—
Subordinated debt	24,624	—	—	22,457	22,457
Federal funds purchased	25,500	—	25,500	—	25,500
Interest rate swap agreement	1,217	—	1,217	—	1,217
Accrued interest payable	1,035	—	1,035	—	1,035

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

The following table summarizes the computation of earnings per share for the three months ended March 31, 2023 and March 31, 2022.

	Three months ended
	March 31,
	2023	2022
Earnings per common share - basic:
Income available to common shareholders (in thousands):
Net income	$6,304	$7,674
Less: Income attributable to unvested restricted stock awards	(23)	(36)
Net income available to common shareholders	$6,281	$7,638

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,117,981	13,847,560
Less: Unvested restricted stock	(50,934)	(64,526)
Weighted-average common shares outstanding - basic	14,067,047	13,783,034

Earnings per common share - basic	$0.45	$0.55

Earnings per common share - diluted:
Income available to common shareholders (in thousands):
Net income	$6,304	$7,674
Less: Income attributable to unvested restricted stock awards	(23)	(36)
Net income available to common shareholders	$6,281	$7,638

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,117,981	13,847,560
Less: Unvested restricted stock	(50,934)	(64,526)
Plus: Effect of dilutive options	89,677	208,658
Weighted-average common shares outstanding - diluted	14,156,724	13,991,692

Earnings per common share - diluted	$0.44	$0.55

Outstanding options to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. All stock options outstanding as of March 31, 2023 were included in computing diluted earnings per share for the three month period ended March 31, 2023, as none had anti-dilutive effects. All stock options outstanding as of March 31, 2022 were included in computing diluted earnings per share for the three month period ended March 31, 2022, as none had anti-dilutive effects.

Note 10— Stock Based Compensation Plan

The Company’s share-based compensation plan, approved by stockholders and effective April 28, 2015 (the “2015 Plan”), provides for the grant of share-based awards in the form of incentive stock options, non-incentive stock options, restricted stock and restricted stock units to directors and employees. The Company has reserved 976,211 shares of voting common stock for issuance under the 2015 Plan, which will remain in effect until April 28, 2025. The Company’s Compensation Committee administers the 2015 Plan and has the authority to determine the terms and conditions of each award thereunder. As of March 31, 2023, 301,422 shares are available to grant in future periods under the 2015 Plan.

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

The table below provides a summary of the stock options activity for the three months ended March 31, 2023.

	March 31, 2023
		Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price	Value
Outstanding at January 1, 2023	189,934	$11.76
Granted	—	—
Exercised	(26,625)	11.75
Forfeited or expired	(412)	9.44
Outstanding at March 31, 2023	162,897	11.77	$1,601,270
Exercisable at March 31, 2023	162,897	$11.77	$1,601,270

The aggregate intrinsic value of stock options in the table above represents the total amount by which the current market value of the underlying stock exceeds the exercise price of the option that would have been received by the Company had all option holders exercised their options on March 31, 2023. The intrinsic value of options exercised was $363 thousand and $2.5 million for the three months ended March 31, 2023 and March 31, 2022, respectively. These amounts and the intrinsic values noted in the table above change based on changes in the market value of the Company’s voting common stock.

The table below provides a summary of the stock options outstanding and exercisable as of March 31, 2023.

	March 31, 2023
	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Number	Contractual Life	Number	Contractual Life
Exercise Prices	Outstanding	in Years	Exercisable	in Years
$11.01 - $12.00	161,835	2.07	161,835	2.07
$12.01 - $13.00	1,062	1.74	1,062	1.74
Total	162,897	2.07	162,897	2.07

There were no options granted during the three months ended March 31, 2023 or March 31, 2022.

The Company did not record any share-based compensation expense applicable to the Company’s share-based compensation plans for stock options during the three months ended March 31, 2023 or March 31, 2022.

The Company does not have any unrecognized share-based compensation expense related to nonvested options as of March 31, 2023.

The table below provides a summary of the restricted stock awards granted under the 2015 plan for the three months ended March 31, 2023.

	March 31, 2023
		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at January 1, 2023	55,185	$21.80
Granted	—	—
Vested	(6,414)	19.44
Forfeited	(370)	15.50
Nonvested at March 31, 2023	48,401	22.16

Compensation expense for restricted stock grants is recognized over the vesting period of the awards based on the fair value of the Company’s voting common stock at issue date. The fair value of the stock was determined using the closing stock price on the day of grant. The restricted stock grants vest over two to five years. The Company did not award restricted stock grants during the three months ended March 31, 2022.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $197 thousand and $139 thousand for the three months ended March 31, 2023 and March 31, 2022, respectively. The total fair value of the shares, which vested during the three months ended March 31, 2023 and March 31, 2022, was $139 thousand and $306 thousand, respectively.

Unrecognized share-based compensation expense related to nonvested restricted stock grants amounted to $895 thousand as of March 31, 2023. This amount is expected to be recognized over a weighted-average period of 1.6 years.

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

The Bank is subject to capital adequacy standards adopted by the Federal Reserve, including the capital rules that implemented the Basel III regulatory capital reforms developed by the Basel Committee on Banking Supervision. Failure to meet minimum capital requirements can initiate certain mandatory – possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that the Bank met all capital adequacy requirements to which it was subject as of March 31, 2023 and December 31, 2022.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, common equity Tier 1 to risk-weighted assets, and Tier 1 capital to average assets.

In addition to the minimum regulatory capital required for capital adequacy purposes, the Bank is required to maintain a minimum capital conservation buffer above those minimums in the form of common equity. The capital conservation buffer, which was phased in ratably over a four year period beginning January 1, 2016, is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. The capital conservation buffer was 2.5% at March 31, 2023, and is applicable for the common equity Tier 1, Tier 1, and total capital ratios. The Bank’s institution specific capital conservation buffer above the required minimums was 8.1% at March 31, 2023.

On January 1, 2023, the Company adopted ASC 326, which replaced the incurred loss methodology with the CECL methodology for estimating credit losses and generally applies to financial assets measured at amortized cost. The Federal Reserve and FDIC have adopted rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over a three-year transition period ending January 1, 2026 the day-one impact on regulatory capital that may result from the adoption of the CECL model. The Company implemented the CECL model on January 1, 2023 and elected to apply the provisions of the CECL deferral transition in the determination of its risk based capital ratios. The impact of the application of this deferral transition on the ratios was not significant.

As of March 31, 2023, the most recent notification from the Federal Reserve Bank of Richmond (the “Reserve Bank”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institution must maintain minimum total risk-based, common equity Tier 1, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The table below provides a summary of the Bank’s capital ratios as of March 31, 2023 and December 31, 2022.

					Minimum To Be Well Capitalized
	Actual		Minimum Capital Requirement(1)		Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2023
Total capital (to risk weighted assets)	$290,202	16.1%	$189,550	10.5%	$180,524	10.0%
Tier 1 capital (to risk weighted assets)	269,281	14.9%	153,445	8.5%	144,419	8.0%
Common equity tier 1 capital (to risk weighted assets)	269,281	14.9%	126,367	7.0%	117,340	6.5%
Tier 1 capital (to average assets)	269,281	11.5%	93,345	4.0%	116,681	5.0%

As of December 31, 2022
Total capital (to risk weighted assets)	$283,471	15.6%	$190,798	10.5%	$181,712	10.0%
Tier 1 capital (to risk weighted assets)	262,960	14.4%	155,219	8.5%	146,089	8.0%
Common equity tier 1 capital (to risk weighted assets)	262,960	14.4%	127,828	7.0%	118,697	6.5%
Tier 1 capital (to average assets)	262,960	11.3%	93,083	4.0%	116,354	5.0%

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

The following table shows the components of non-interest income for the three months ended March 31, 2023 and March 31, 2022.

	Three months ended
	March 31,
(Dollars in thousands)	2023	2022
Service charges on deposit accounts (1)
Overdrawn account fees	$14	$19
Account service fees	58	58
Other service charges and fees (1)
Interchange income	99	93
Other charges and fees	104	44
Bank owned life insurance	100	95
Losses on sale of available-for-sale securities	(202)	—
Net losses on premises and equipment (1)	(1)	(1)
Insurance commissions (1)	206	221
Other operating income (loss) (2)	188	(115)
Total non-interest income	$566	$414
(1)	Income within the scope of ASC 606 – Revenue Recognition.
(2)

Includes other operating income within the scope of ASC 606 – Revenue Recognition amounting to $8 thousand for the three months ended March 31, 2023. Includes other operating income of $91 thousand related to swap fee income on a back-to-back loan swap and a gain of $89 thousand related to the fair value adjustment on equity securities carried at fair value for the three months ended March 31, 2023 both of which are outside the scope of ASC 606. These securities consist of mutual funds held in a trust and were obtained for the purpose of economically hedging changes in the Company’s nonqualified deferred compensation liability. Includes other operating income within the scope of ASC 606 – Revenue Recognition amounting to $2 thousand for the three months ended

March 31, 2022. Includes other operating loss consisting of a fair value adjustment of $(117) thousand outside the scope of ASC 606 for the three months ended March 31, 2022.

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

Note 13— Other Operating Expenses

The following table shows the components of other operating expenses for the three months ended March 31, 2023 and March 31, 2022.

	Three months ended
	March 31,
(Dollars in thousands)	2023	2022
Advertising expense	$77	$39
Data processing	434	437
FDIC insurance	213	130
Professional fees	158	274
State franchise tax	577	524
Director costs	255	213
Other operating expenses	378	324
Total other operating expenses	$2,092	$1,941

Note 14— Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax for the three months ended March 31, 2023 and March 31, 2022.

	March 31, 2023
		Unrealized Gains on
		Securities Transferred from
	Unrealized Gain (Loss) on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Income (Loss)
Beginning balance, January 1, 2023	$(28,942)	$245	$(28,697)
Net change during the period	3,529	(27)	3,502
Ending balance, March 31, 2023	$(25,413)	$218	$(25,195)

	March 31, 2022
		Unrealized Gains on
		Securities Transferred from
	Unrealized Gain (Loss) on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Income (Loss)
Beginning balance, January 1, 2022	$(789)	$389	$(400)
Net change during the period	(10,488)	(41)	(10,529)
Ending balance, March 31, 2022	$(11,277)	$348	$(10,929)

Items reclassified out of accumulated other comprehensive income (loss) to net income during the three months ended March 31, 2023 consisted of losses on securities classified as available-for-sale. The losses on these transactions totaled $202 thousand and the related tax benefit was $42 thousand. Losses are included in the “Losses on sale of available-for-sale securities” line item and the related tax is presented in the “Income tax expense” line item in the Consolidated Statements of Income. The Company did not have any items reclassified out of accumulated other comprehensive income (loss) to net income during the three months ended March 31, 2022.

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

Cautionary Note on Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. These forward-looking statements are based on our beliefs and assumptions and on the information available to us at the time that these disclosures were prepared, and involve known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Should any known or unknown risks and uncertainties develop into actual events, those developments could have material adverse effects on our business, financial condition and results of operations. Factors that could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, the following:

●	the concentration of our business in the Washington, D.C. metropolitan area and the effect of changes in the economic, political and environmental conditions on this market;
●	adequacy of our allowance for loan credit losses, allowance for unfunded commitments credit losses, and allowance for credit losses associated with our held-to-maturity and available-for-sale securities portfolios;
●	deterioration of our asset quality;
●	future performance of our loan portfolio with respect to recently originated loans;
●	the level of prepayments on loans and mortgage-backed securities;
●	liquidity, interest rate and operational risks associated with our business;
●	changes in our financial condition or results of operations that reduce capital;
●	our ability to maintain existing deposit relationships or attract new deposit relationships;
●	changes in consumer spending, borrowing and savings habits;
●	inflation and changes in interest rates that may reduce our margins or reduce the fair value of financial instruments;
●	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve;
●	additional risks related to new lines of business, products, product enhancements or services;
●	increased competition with other financial institutions and fintech companies;
●	adverse changes in the securities markets;
●	changes in the financial condition or future prospects of issuers of securities that we own;

●	our ability to maintain an effective risk management framework;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory structure and in regulatory fees and capital requirements;
●	compliance with legislative or regulatory requirements;
●	results of examination of us by our regulators, including the possibility that our regulators may require us to increase our allowance for loan credit losses or to write-down assets or take similar actions;
●	potential claims, damages, and fines related to litigation or government actions;
●	the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;
●	geopolitical conditions, including acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, negatively impacting business and economic conditions in the U.S. and abroad;
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts (such as the ongoing war between Russia and Ukraine) or public health events (such as COVID-19), and of governmental and societal responses thereto;
●	technological risks and developments, and cyber threats, attacks, or events;
●	the additional requirements of being a public company;
●	changes in accounting policies and practices;
●	our ability to successfully capitalize on growth opportunities;
●	our ability to retain key employees;
●	deteriorating economic conditions, either nationally or in our market area, including higher unemployment and lower real estate values;
●	implications of our status as a smaller reporting company and as an emerging growth company; and
●	other factors discussed in Item 1A. Risk Factors in the Company’s 2022 Annual Report on Form 10-K filed with the SEC.

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

As with most community banks, the Bank derives a significant portion of its income from interest received on loans and investments. The Bank’s primary source of funding is deposits, both interest-bearing and non-interest-bearing. To account for credit risk inherent in all loans, the Bank maintains an allowance for loan credit losses to absorb lifetime losses on existing loans. The Bank establishes and maintains this allowance by recording a provision for credit losses against earnings. In addition to net interest income, the Bank also generates income through service charges on deposits, insurance commission income, income from bank owned life insurance, and merchant services fee income. In order to maintain its operations, the Bank incurs various operating expenses which are further described within the “Results of Operations” later in this section.

As of March 31, 2023, the Company had total consolidated assets of $2.35 billion, total loans net of unearned income of $1.77 billion, total deposits of $2.09 billion and total shareholders’ equity of $220.8 million.

Selected Financial Data

The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of March 31, 2023 and March 31, 2022 and the selected income statement data for the three months ended March 31, 2023 and March 31, 2022 have been derived from our consolidated financial statements.

	As of or for the Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2023	March 31, 2022
Balance Sheet Data:
Loans, net of unearned income	$1,771,272	$1,631,260
Allowance for loan credit losses	21,619	20,031
Total assets	2,351,307	2,249,609
Deposits	2,088,642	1,983,099
Shareholders’ equity	220,823	204,855
Asset Quality Data:
Net (charge-offs) recoveries to average total loans, net of unearned income (annualized)	0.00%	0.00%
Allowance for loan credit losses to nonperforming loans	NM	NM
Allowance for loan credit losses to total gross loans net of unearned income	1.22%	1.23%
Non-performing assets to total assets	0.00%	0.00%
Non-performing loans to total loans	0.00%	0.00%
Capital Ratios (Bank level):
Equity-to-total assets ratio	10.3%	10.2%
Total risk-based capital ratio	16.1%	15.4%
Tier 1 risk-based capital ratio	14.9%	14.2%
Common equity tier 1 ratio	14.9%	14.2%
Leverage ratio	11.5%	10.8%
Income Statement Data:
Interest and dividend income	$23,453	$19,745
Interest expense	8,984	1,829
Net interest income	$14,469	$17,916
Provision for (recovery of) credit losses	(774)	—
Non-interest income	566	414
Non-interest expense	7,770	8,786
Income before taxes	$8,039	$9,544
Income tax expense	1,735	1,870
Net income	$6,304	$7,674
Per Share Data and Shares Outstanding:
Weighted average common shares (basic)	14,067,047	13,783,034
Weighted average common shares (diluted)	14,156,724	13,991,692
Common shares outstanding	14,125,208	13,950,570
Earnings per share, basic	$0.45	$0.55
Earnings per share, diluted	$0.44	$0.55
Book value	$15.63	$14.68
Performance Ratios:
Return on average assets ("ROAA")(1)	1.10%	1.40%
Return on average equity ("ROAE")(2)	11.83%	14.76%
Net interest margin(3)	2.57%	3.34%
Efficiency ratio(4)	51.7%	47.9%

NM – Not meaningful

(1)	ROAA is calculated by dividing year-to-date net income annualized by year-to-date average assets.
(2)	ROAE is calculated by dividing year-to-date net income annualized by year-to-date average equity.
(3)	Net interest margin for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(4)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

Results of Operations – Three Months Ended March 31, 2023 and March 31, 2022

Overview

Net income decreased $1.4 million or 17.9% to $6.3 million for the three months ended March 31, 2023, compared to net income of $7.7 million for the three months ended March 31, 2022. Diluted earnings per share decreased $0.11 or 20.0% to $0.44 for the three months ended March 31, 2023, compared to diluted earnings per share of $0.55 for the three months ended March 31, 2022.

Net interest income for the first quarter of 2023 decreased $3.5 million or 19.2% compared to the first quarter of 2022, driven primarily by the increase in the costs of interest-bearing liabilities outpacing the increase in yield on interest-earning assets.

The Company recorded a $774 thousand recovery of provision for credit losses for the first quarter of 2023 compared to no provision for the first quarter of 2022. Additional discussion of the provision for credit losses is included below under the heading Provision for Credit Losses.

Non-interest income increased $152 thousand or 36.7% during the first quarter of 2023 compared to the first quarter of 2022. The increase in non-interest income was primarily due to an increase of $206 thousand as a result of mark-to-market adjustments on investments related to the Company’s nonqualified deferred compensation plan. The Company also recognized customer interest rate swap fee income of $91 thousand, and increases in interchange and other fees as a result of higher customer activity and penalty fee income earned on the early withdrawal of certificates of deposit, respectively. These increases were partially offset by losses of $202 thousand recognized on the sale of investment securities with a par value of $12.0 million during the first quarter of 2023.

Non-interest expense decreased $1.0 million or 11.6% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease in non-interest expense was primarily due to decreases in salaries and employee benefits expense, professional fees, occupancy expense of premises, and furniture and equipment expense. The decrease in salaries and employee benefits was primarily due to a reduction in incentive compensation accruals when compared to the prior year quarter. Incentive compensation accruals can fluctuate materially from quarter to quarter, based upon the Company’s financial performance and conditions measured against, among other evaluation criteria, our strategic plan and budget. At the end of each year, the ultimate determination of the incentive compensation is approved by the Board of Directors. The decrease in professional fees was due to non-recurring professional fees incurred in the first quarter of 2022 as part of our registration with the SEC and timing of projects. The decrease in occupancy expense of premises was due to a decrease in office rent as a result of the renegotiation of certain leases. The decrease in furniture and equipment expense was due to lower depreciation expense on fixed assets. The decrease in non-interest expense was partially offset by increases in FDIC insurance expense, franchise tax expense, and director compensation expense. The increase in FDIC insurance expense was attributable to the FDIC increasing the base assessment rate for all insured depository institutions. The increase in franchise tax expense was due to an increase in the Bank’s equity as that is the basis the Commonwealth of Virginia uses to assess taxes on banking institutions. The increase in director compensation expense was due to the accelerated vesting of restricted stock awards as a result of the death of a director during the first quarter of 2023.

The ROAA for the three months ended March 31, 2023 and March 31, 2022 was 1.10% and 1.40%, respectively. The ROAE for the three months ended March 31, 2023 and March 31, 2022 was 11.83% and 14.76%, respectively.

Net Interest Income and Net Interest Margin

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the three months ended March 31, 2023 and March 31, 2022.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

	March 31, 2023			March 31, 2022
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$459,817	$2,326	2.05%	$371,602	$1,440	1.57%
Tax-exempt(1)	3,437	24	2.83%	5,006	38	3.08%
Total securities	$463,254	$2,350	2.06%	$376,608	$1,478	1.59%
Loans, net of unearned income(2):
Taxable	1,744,347	20,194	4.70%	1,601,045	18,029	4.57%
Tax-exempt(1)	28,575	292	4.14%	19,488	196	4.08%
Total loans, net of unearned income	$1,772,922	$20,486	4.69%	$1,620,533	$18,225	4.56%
Interest-bearing deposits in other banks	$59,501	$683	4.66%	$186,756	$91	0.20%
Total interest-earning assets	$2,295,677	$23,519	4.15%	$2,183,897	$19,794	3.68%
Total non-interest earning assets	39,018			32,234
Total assets	$2,334,695			$2,216,131
Liabilities & Shareholders’ Equity:
Interest-bearing deposits
NOW accounts	$258,492	$762	1.20%	$324,852	$202	0.25%
Money market accounts	429,073	2,475	2.34%	392,389	350	0.36%
Savings accounts	87,640	245	1.13%	108,375	88	0.33%
Time deposits	814,472	5,077	2.53%	637,469	683	0.43%
Total interest-bearing deposits	$1,589,677	$8,559	2.18%	$1,463,085	$1,323	0.37%
Federal funds purchased	789	9	4.63%	—	—	0.00%
Subordinated debt	24,632	349	5.75%	24,769	476	7.79%
Other borrowed funds	6,033	67	4.50%	18,000	30	0.68%
Total interest-bearing liabilities	$1,621,131	$8,984	2.25%	$1,505,854	$1,829	0.49%
Demand deposits	476,462			483,797
Other liabilities	16,821			15,580
Total liabilities	$2,114,414			$2,005,231
Shareholders’ equity	$220,282			$210,900
Total liabilities and shareholders’ equity	$2,334,696			$2,216,131
Net interest spread			1.90%			3.18%
Net interest income and margin		$14,535	2.57%		$17,965	3.34%
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)	The Company did not have any loans on nonaccrual as of March 31, 2023 or March 31, 2022.

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

Tax-Equivalent Net Interest Income

	Three months ended
	March 31,
(Dollars in thousands)	2023	2022
GAAP Financial Measurements:
Interest Income - Loans	$20,425	$18,184
Interest Income - Securities and Other Interest-Earning Assets	3,028	1,561
Interest Expense - Deposits	8,559	1,323
Interest Expense - Borrowings	425	506
Total Net Interest Income	$14,469	$17,916

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	61	41
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	5	8
Total Tax Benefit on Tax-Exempt Interest Income (1)	$66	$49
Tax-Equivalent Net Interest Income	$14,535	$17,965
(1)	Tax benefit was calculated using the federal statutory tax rate of 21%.

Net interest income decreased $3.4 million or 19.1% on a fully tax-equivalent basis for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease in net interest income was driven by the increase in the costs of interest-bearing liabilities outpacing the increase in yield on interest-earning assets.

On a fully tax-equivalent basis, the net interest margin was 2.57% for the three months ended March 31, 2023, compared to 3.34% for the three months ended March 31, 2023. The decrease in net interest margin was primarily due to an increase in the cost of interest-bearing liabilities, which more than offset the increase in yields on loans, investments, and interest-bearing deposits in other banks. The cost of interest-bearing liabilities was 2.25% for the first quarter of 2023 compared to 0.49% for the same quarter of the prior year. The increase in the cost of interest-bearing liabilities was primarily due to a 1.81% increase in the cost of interest-bearing deposits as a result of the repricing of the Company’s time deposits coupled with an increase in rates offered on deposit accounts subsequent to March 31, 2022 as a result of higher market interest rates.

The loan portfolio’s yield for the three months ended March 31, 2023 was 4.69% compared to 4.56% for the three months ended March 31, 2022. The increase of 0.13% was primarily attributable to an increase in yield on the Company’s variable rate loans as a result of an increase in interest rates subsequent to March 31, 2022 coupled with a higher weighted average yield on loans originated since the first quarter of 2022.

The investment securities portfolio’s yield for the three months ended March 31, 2023 was 2.06% compared to 1.59% for the three months ended March 31, 2022. The increase of 0.47% was primarily due to higher yields on investment securities purchased subsequent to March 31, 2022.

The yield on interest-bearing deposits due from banks for the three months ended March 31, 2023 was 4.66% compared to 0.20% for the three months ended March 31, 2022. The increase of 4.46% was primarily due to a higher federal funds rate during the three months ended March 31, 2023 when compared to the same period of 2022.

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

Rate/Volume Analysis

	For the Three Months Ended March 31,
	2023 and 2022
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$435	$451	$886
Tax-exempt(1)	(12)	(2)	(14)
Total securities	$423	$449	$872
Loans, net of unearned income:
Taxable	1,659	506	2,165
Tax-exempt(1)	93	3	96
Total loans, net of unearned income(2)	$1,752	$509	$2,261
Interest-bearing deposits in other banks	$(1,435)	$2,027	$592
Total interest-earning assets	$740	$2,985	$3,725
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$(286)	$846	$560
Money market accounts	218	1,907	2,125
Savings accounts	(58)	215	157
Time deposits	1,126	3,268	4,394
Total interest-bearing deposits	$1,000	$6,236	$7,236
Federal funds purchased	9	—	9
Subordinated debt	(2)	(125)	(127)
Other borrowed funds	(133)	170	37
Total interest-bearing liabilities	$874	$6,281	$7,155
Change in net interest income	$(134)	$(3,296)	$(3,430)
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

(2)The Company did not have any loans on nonaccrual as of March 31, 2023 or March 31, 2022.

Interest Income

Interest income increased by $3.7 million or 18.8% to $23.5 million on a fully tax-equivalent basis for the three months ended March 31, 2023 compared to $19.8 million for the three months ended March 31, 2022, driven by both an increase in volume and rates on interest-earning assets. The increase in volume of average interest-earning assets was primarily attributable to the Company’s loan and investment portfolio. The increase in rate on interest-earning assets was primarily attributable to interest-bearing deposits due from banks, as well as the Company’s loan and investment portfolios.

Fully tax-equivalent interest income on loans increased by approximately $2.3 million as a result of volume growth and an increase in rate. Average loans increased approximately $152.4 million between the three months ended March 31, 2023 and March 31, 2022, which was primarily attributable to growth in the investor real estate, residential mortgage, and commercial owner-occupied real estate loan portfolios.

Fully tax-equivalent interest income on investment securities increased by approximately $872 thousand as a result of volume growth and rate increases. Average investment securities increased approximately $86.6 million between the three months ended March 31, 2023 and March 31, 2022. The increase in investment securities was funded primarily by PPP loan payoffs.

The increase in rates on loans, investment securities, and interest-bearing deposits in other banks was primarily attributable to an increase in benchmark interest rates since March 31, 2022.

Interest Expense

Interest expense increased by $7.2 million to $9.0 million for the three months ended March 31, 2023 compared to $1.8 million for the three months ended March 31, 2022, primarily due to an increase in rates and, to a lesser extent, volume of deposits. The increase in rates was primarily a result of the repricing of the Company’s time deposits coupled with an increase in rates offered on deposit accounts subsequent to March 31, 2022 as a result of an increase in benchmark interest rates.

Provision for Credit Losses

The Company recorded a $774 thousand recovery of provision for credit losses for the first quarter of 2023 compared to no provision for the first quarter of 2022. The recovery of provision for credit losses for the current period that is directly attributable to the loan portfolio was $755 thousand. The current period recovery of provision for credit losses also contains a $19 thousand recovery associated with unfunded loan commitments.

The recovery of provision for credit losses during the first quarter of 2023 directly attributable to the loan portfolio was primarily due to an $18.2 million decrease in gross loan balances and changes in qualitative factors applied to the CECL model. The changes in qualitative factors applied to the CECL model were primarily due to the current period’s economic forecast worsening relative to the prior quarter, resulting in a quantitative reserve that more adequately reflects the risk of an economic downturn for certain segments relative to the prior quarter. Management previously applied a qualitative factor to all segments to account for the downside risk that the quantitative reserve did not fully incorporate the risk of an economic downturn.

The recovery of the provision for credit losses during the first quarter of 2023 directly attributable to unfunded loan commitments was primarily due to the changes in qualitative factors applied to the loan portfolio discussed above. The recovery of provision for credit losses was partially offset by an increase in unfunded loan commitments of approximately $15.0 million during the first quarter of 2023.

See “Asset Quality” section below for additional information on the credit quality of the loan portfolio.

Non-interest Income

The following table summarizes non-interest income for the three months ended March 31, 2023 and March 31, 2022.

	Three months ended
	March 31,
(Dollars in thousands)	2023	2022
Service charges on deposit accounts
Overdrawn account fees	$14	$19
Account service fees	58	58
Other service charges and fees
Interchange income	99	93
Other charges and fees	104	44
Bank owned life insurance	100	95
Losses on sale of available-for-sale securities	(202)	—
Net losses on premises and equipment	(1)	(1)
Insurance commissions	206	221
Other operating income (loss)	188	(115)
Total non-interest income	$566	$414

Non-interest income increased $152 thousand or 36.7% during the first quarter of 2023 compared to the first quarter of 2022. The increase in non-interest income was primarily due to an increase of $206 thousand as a result of mark-to-market adjustments on investments related to the Company’s nonqualified deferred compensation plan. The Company also recognized customer interest rate swap fee income of $91 thousand, and increases in interchange and other fees as a result of higher customer activity and penalty fee income earned on the early withdrawal of certificates of deposit, respectively. These increases were partially offset by losses of $202 thousand recognized on the sale of investment securities with a par value of $12.0 million during the quarter. The sales were executed to manage the Company’s interest rate risk position, allow for the reinvestment of proceeds into higher yielding assets and as a risk management strategy to reduce the Company’s exposure to municipalities. Excluding mark-to-market adjustments on nonqualified deferred compensation plan investments and the loss on securities sold, non-interest income increased $149 thousand or 27.9% when compared to the same period in 2022.

Non-interest Expense

The following table summarizes non-interest expense for the three months ended March 31, 2023 and March 31, 2022.

	Three months ended
	March 31,
(Dollars in thousands)	2023	2022
Salaries and employee benefits expense	$4,912	$6,027
Occupancy expense of premises	470	493
Furniture and equipment expenses	296	325
Advertising expense	77	39
Data processing	434	437
FDIC insurance	213	130
Professional fees	158	274
State franchise tax	577	524
Bank insurance	57	45
Vendor services	144	152
Supplies, printing, and postage	24	21
Director costs	255	213
Other operating expenses	153	106
Total non-interest expense	$7,770	$8,786

Non-interest expense decreased $1.0 million or 11.6% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease in non-interest expense was primarily due to decreases in salaries and employee benefits expense, professional fees, occupancy expense of premises, and furniture and equipment expense. The decrease in salaries and employee benefits was primarily due to a reduction in incentive compensation accruals when compared to the prior year quarter. Incentive compensation accruals can fluctuate materially from quarter to quarter, based upon the Company’s financial performance and conditions measured against, among other evaluation criteria, our strategic plan and budget. At the end of each year, the ultimate determination of the incentive compensation is approved by the Board of Directors. The decrease in professional fees was due to non-recurring professional fees incurred in the first quarter of 2022 as part of our registration with the SEC and timing of projects. The decrease in occupancy expense of premises was due to a decrease in office rent as a result of the renegotiation of certain leases. The decrease in furniture and equipment expense was due to lower depreciation expense on fixed assets.

The decrease in non-interest expense was partially offset by increases in FDIC insurance expense, franchise tax expense, and director compensation expense. The increase in FDIC insurance expense was attributable to the FDIC increasing the base assessment rate for all insured depository institutions. In September 2020, the FDIC adopted a restoration plan to restore the deposit insurance fund (“DIF”) reserve ratio.  The restoration plan required the FDIC to update its analysis and projections for the DIF balance and reserve ratio at least semiannually.  In the semiannual update in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35% percent by September 30, 2028, the statutory deadline to restore the reserve ratio. Based on this update, the FDIC approved an amended restoration plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by two basis points, applicable to all insured depository institutions. The increase in franchise tax expense was due to an increase in the Bank’s equity as that is the basis the Commonwealth of Virginia uses to assess taxes on banking institutions. The increase in director compensation expense was due to the accelerated vesting of restricted stock awards as a result of the death of a director during the first quarter of 2023.

Income Taxes

Income tax expense decreased $135 thousand or 7.2% to $1.7 million for the three months ended March 31, 2023 compared to $1.9 million for the three months ended March 31, 2022. Our effective tax rate for the three months ended March 31, 2023 was 21.6%, compared to 19.6% for the same period ended March 31, 2022. The increase in our effective tax rate was primarily due to tax benefits realized in connection with the exercise of certain nonqualified stock options during the first quarter of 2022.

Discussion and Analysis of Financial Condition

Assets, Liabilities, and Shareholders’ Equity

The Company’s total assets increased $3.0 million or 0.1% to $2.35 billion at March 31, 2023 compared to $2.35 billion at December 31, 2022. The increase in total assets is primarily attributable to an increase in interest-bearing deposits in banks of $40.3 million. The increase was partially offset due to decreases in loans net of unearned income and available-for-sale securities of $18.2 and $17.4 million, respectively.

The Company’s total liabilities decreased $5.0 million or 0.2% to $2.13 billion at March 31, 2023. The decrease in total liabilities was primarily attributable to a decrease of $25.5 million in federal funds purchased, which was partially offset by an increase in total deposits of $20.9 million as a result of growth in time deposits.

Shareholders’ equity increased $15.9 million or 7.8% to $220.8 million at March 31, 2023 compared to $204.9 million at March 31, 2022. Book value per share was $15.63 as of March 31, 2023 compared to $14.68 as of March 31, 2022. The year-over-year change in book value per share was primarily due to the Company’s earnings over the previous twelve months, partially offset by an increase in accumulated other comprehensive loss, and increased share count from shareholder option exercises and restricted share award issuances. The increase in accumulated other comprehensive loss was primarily attributable to increases in unrealized losses on our available-for-sale investment portfolio due to market value changes as a result of rising interest rates.

Investment Securities

The Company maintains a primarily fixed income investment securities portfolio that had a total carrying value of $438.7 million at March 31, 2023 and $457.0 million at December 31, 2022. The investment portfolio is used as a source of liquidity, interest income, and credit risk diversification, as well as to manage rate sensitivity and provide collateral for secured public funds. Investment securities are classified as available-for-sale or held-to-maturity based on management’s investment strategy and management’s assessment of the intent and ability to hold the securities until maturity. Investment securities that we may sell prior to maturity in response to changes in management’s investment strategy, liquidity needs, interest rate risk profile or for other reasons are classified as available-for-sale. The Company also had restricted stock and equity securities within its investment securities portfolio with total carrying values of $4.5 million and $2.6 million, respectively, as of March 31, 2023 and $4.4 million and $2.1 million, respectively, as of December 31, 2022.

The Company did not purchase investment securities during the three months ended March 31, 2023. During the three months ended March 31, 2023, the Company sold available-for-sale securities with a total par value of $12.0 million, which were comprised of $10.0 million of U.S. Treasuries and $2.0 million of municipal bonds. The sale resulted in a pre-tax loss of $202 thousand. The Company had $11.1 million in maturities, calls and principal repayments on securities during the three months ended March 31, 2023, which was comprised of $10.0 million of mortgage-backed securities and $1.1 million of collateralized mortgage obligation securities.

The following table summarizes the amortized cost and fair value of the Company’s fixed income investment portfolio as of March 31, 2023 and December 31, 2022, respectively.

	March 31, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Held-to-maturity
U.S. Treasuries	$6,000	$5,278	$6,000	$5,160
U.S. government and federal agencies	35,519	30,027	35,551	29,416
Collateralized mortgage obligations	20,850	16,918	21,275	17,048
Taxable municipal	6,069	4,908	6,073	4,709
Mortgage-backed	30,069	24,835	30,516	24,828
Total Held-to-maturity Securities	$98,507	$81,966	$99,415	$81,161
Available-for-sale
U.S. Treasuries	$53,894	$50,568	$63,480	$59,210
U.S. government and federal agencies	38,780	35,283	38,748	34,760
Corporate bonds	3,000	2,639	3,000	2,614
Collateralized mortgage obligations	44,036	37,988	44,732	38,474
Tax-exempt municipal	2,934	2,666	4,993	4,645
Taxable municipal	607	582	608	579
Mortgage-backed	229,076	210,433	238,652	217,294
Total Available-for-sale Securities	$372,327	$340,159	$394,213	$357,576

In the prevailing rate environments as of March 31, 2023 and December 31, 2022, the Company’s investment portfolio had an estimated weighted average remaining life of approximately 4.4 years and 4.5 years, respectively. The available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 3.7 years and 3.8 years as of March 31, 2023 and December 31, 2022, respectively. The held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 7.2 years and 7.3 years as of March 31, 2023 and December 31, 2022, respectively.

The following table summarizes the maturity composition of our fixed income investment securities as of March 31, 2023, including the weighted average yield of each maturity band. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

	March 31, 2023
	Amortized	Fair	Weighted-Average
(Dollars in thousands)	Cost	Value	Yield
Held-to-maturity
Due in one year or less	$—	$—	—
Due after one year through five years	13,219	11,535	0.95%
Due after five years through ten years	31,456	26,568	1.33%
Due after ten years	53,832	43,863	1.39%
Total Held-to-maturity Securities	$98,507	$81,966	1.31%
Available-for-sale
Due in one year or less	$7,943	$7,752	2.13%
Due after one year through five years	95,102	88,421	1.67%
Due after five years through ten years	142,855	133,508	2.34%
Due after ten years	126,427	110,478	1.75%
Total Available-for-sale Securities	$372,327	$340,159	1.96%

Loan Portfolio

Gross loans, net of unearned income, decreased $18.2 million or 1.0% to $1.77 billion as of March 31, 2023 compared to $1.79 billion as of December 31, 2022. The Company continues to maintain its disciplined underwriting standards while prudently pursuing loan growth opportunities that provide acceptable risk-adjusted returns.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial	$1,112,905	62.97%	$1,118,127	62.62%
Construction and land development	179,606	10.16%	195,027	10.92%
Residential	433,076	24.51%	426,841	23.91%
Commercial - Non Real Estate:
Commercial loans	41,339	2.34%	44,924	2.52%
Consumer - Non-Real Estate:
Consumer loans	324	0.02%	529	0.03%
Total Gross Loans	$1,767,250	100.00%	$1,785,448	100.00%
Allowance for loan credit losses	(21,619)		(20,208)
Net deferred loan costs	4,022		4,060
Total net loans	$1,749,653		$1,769,300

The following table summarizes the contractual maturities of the loans as of March 31, 2023 by loan type. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The table also summarizes the fixed and floating rate composition of loans held for investment for contractual maturities greater than one year.

	March 31, 2023
		After 1	After 5
		Year	years	Maturing
	Within 1	Within 5	Within 15	After 15
(Dollars in thousands)	Year	Years	Years	Years	Total
Real Estate Loans:
Residential	$6,770	$40,213	$39,487	$346,606	$433,076
Commercial	45,485	244,837	810,812	11,771	1,112,905
Construction and land development	90,060	62,610	25,952	984	179,606
Commercial - Non-Real Estate:
Commercial loans	11,819	19,344	9,257	919	41,339
Consumer - Non-Real Estate:
Consumer loans	242	65	—	17	324
Total Gross Loans	$154,376	$367,069	$885,508	$360,297	$1,767,250

For Maturities Over One Year:
Floating rate loans		$152,712	$298,507	$348,264	$799,483
Fixed rate loans		214,357	587,001	12,033	813,391
		$367,069	$885,508	$360,297	$1,612,874

Asset Quality

The Company maintains policies and procedures to promote sound underwriting and mitigate credit risk. The Chief Credit Officer is responsible for establishing credit risk policies and procedures, including underwriting and hold guidelines and credit approval authority, and monitoring credit exposure and performance of the Company’s lending-related transactions.

The Company’s asset quality remained strong through the first quarter of 2023. The Company did not have any nonperforming assets, which includes nonperforming loans and OREO, as of March 31, 2023 or December 31, 2022. As a result, the Company did not have any nonperforming loans, which consists of loans that are 90 days or more past due or loans placed on nonaccrual as of March 31, 2023 or December 31, 2022.

The Company did not have any nonaccrual loans as of March 31, 2023 or December 31, 2022 nor were there any loans placed on nonaccrual during those periods. A loan is placed on nonaccrual status when (i) the Company is advised by the borrower that scheduled principal or interest payments cannot be met, (ii) when management’s best judgment indicates that payment in full of principal and interest can no longer be expected, or (iii) when any such loan or obligation becomes delinquent for 90 days, unless it is both well-secured and in the process of collection. As a result, the Company did not have any interest income that would have been recognized on nonaccrual loans for the three months ended March 31, 2023 or the three months ended March 31, 2022.

As part of the Company’s loan modification program to borrowers experiencing financial difficulty, the Company may provide concessions to minimize the economic loss and improve long-term loan performance and collectability. The Company did not make any loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2023. The Company had a recorded investment in TDRs of $418 thousand as of December 31, 2022, all of which were in compliance with their modified terms at December 31, 2022. The Company adopted ASU 2022-02 on January 1, 2023, which eliminated the accounting guidance for TDRs.

The following table summarizes the Company’s asset quality as of March 31, 2023 and December 31, 2022.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Nonaccrual loans	$—	$—
Loans past due 90 days and accruing interest	—	—
Other real estate owned and repossessed assets	—	—
Total nonperforming assets	$—	$—

Allowance for loan credit losses to nonperforming assets	NM	NM
Nonaccrual loans to gross loans	0.00%	0.00%
Nonperforming assets to period end loans and OREO	0.00%	0.00%

NM – Not meaningful

Allowance for Loan Credit Losses

Refer to the discussion in Note 1 in Item 1 of this Form 10-Q for management’s approach to estimating the allowance for loan credit losses.

The Company recorded no net charge-offs during the three months ended March 31, 2023 or March 31, 2022. At March 31, 2023, the allowance for loan credit losses was $21.6 million or 1.22% of outstanding loans, net of unearned income, compared to $20.2 million or 1.13% of outstanding loans, net of unearned income, at December 31, 2022. The increase in the allowance as a percentage of outstanding loans, net of unearned income, was primarily a result of the Company recognizing an incremental allowance upon adoption of ASC 326 on January 1, 2023. The Company previously accounted for its allowance for loan losses under the incurred loss model.

The following table summarizes the Company’s loan loss experience by loan portfolio for the three months ended March 31, 2023 and March 31, 2022.

	March 31, 2023		March 31, 2022
	Net	Net	Net	Net
	(charge-offs)	(charge-off)	(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)	recoveries	recovery rate (1)
Real estate loans:
Commercial	$—	—	$(1)	(0.01)%
Construction and land development	—	—	—	—
Residential	—	—	—	—
Commercial loans	1	0.00%	—	—
Consumer loans	—	—	—	—
Total	$1		$(1)

Average loans outstanding during the period	$1,772,922		$1,620,533
Allowance coverage ratio (2)		1.22%		1.23%
Total net (charge-off) recovery rate (1)		0.00%		0.00%
Allowance to nonaccrual loans ratio(3)		NM		NM

NM – Not meaningful

(1)	The net (charge-off) recovery rate is calculated by dividing annualized total net (charge-offs) recoveries during the period by average gross loans outstanding during the period.
(2)	The allowance coverage ratio is calculated by dividing the allowance for loan credit losses at the end of the period by gross loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan credit losses at the end of the period by nonaccrual loans at the end of the period.

The following tables summarize the allowance for loan credit losses by portfolio with a comparison of the percentage composition in relation to total allowance for loan credit losses and total loans as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan Credit	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$9,814	45.40%	62.97%
Construction and land development	3,197	14.79%	10.16%
Residential	7,926	36.66%	24.51%
Commercial - Non-Real Estate:
Commercial loans	676	3.13%	2.34%
Consumer - Non-Real Estate:
Consumer loans	6	0.02%	0.02%
Total	$21,619	100.00%	100.00%

	December 31, 2022
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$13,205	67.48%	62.62%
Construction and land development	2,860	14.61%	10.92%
Residential	3,044	15.55%	23.91%
Commercial - Non-Real Estate:
Commercial loans	456	2.33%	2.52%
Consumer - Non-Real Estate:
Consumer loans	5	0.03%	0.03%
Unallocated	638	—	—
Total	$20,208	100.00%	100.00%

Management believes that the allowance for loan credit losses is adequate to absorb lifetime credit losses inherent in the portfolio as of March 31, 2023. There can be no assurance, however, that adjustments to the provision for (recovery of) credit losses will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; or changes in the circumstances of particular borrowers are criteria that could change and make adjustments to the provision for (recovery of) credit losses necessary.

Deposits

Total deposits increased $20.9 million or 1.0% to $2.09 billion as of March 31, 2023 compared to $2.07 billion as of December 31, 2022.

Non-interest bearing demand deposits decreased $29.2 million or 6.1% to $447.5 million as of March 31, 2023 compared to $476.7 million at December 31, 2022. Non-interest bearing demand deposits represented 21.4% and 23.1% of total deposits at March 31, 2023 and December 31, 2022, respectively.

Interest-bearing deposits, which include NOW accounts, regular savings accounts, money market accounts, and time deposits, increased $50.1 million or 3.2% to $1.64 billion as of March 31, 2023 compared to $1.59 billion as of December 31, 2022. Interest-bearing deposits represented 78.6% and 76.9% of total deposits at March 31, 2023 and December 31, 2022, respectively.

The Company focuses on funding asset growth with deposit accounts, with an emphasis on core deposit growth, as its primary source of deposits. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, time deposits, reciprocal IntraFi Demand® deposits, IntraFi Money Market® deposits and IntraFi CD® deposits. Core deposits totaled $1.69 billion or 81.1% of total deposits and $1.69 billion or 81.9% of total deposits at March 31, 2023 and December 31, 2022, respectively.

The following table sets forth the average balances of deposits and the average interest rates paid for the three months ended March 31, 2023 and March 31, 2022.

	March 31, 2023		March 31, 2022
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$476,462		$483,797
Interest bearing:
NOW accounts	258,492	1.20%	324,852	0.25%
Money market accounts	429,073	2.34%	392,389	0.36%
Savings accounts	87,640	1.13%	108,375	0.33%
Time deposits	814,472	2.53%	637,469	0.43%
Total interest-bearing	1,589,677	2.18%	1,463,085	0.37%
Total	$2,066,139		$1,946,882

The following table sets forth the maturity ranges of certificates of deposit with balances of $250,000 or more as of March 31, 2023.

	March 31, 2023
(Dollars in thousands)	Total	Uninsured
Three months or less	$58,927	$47,177
Over three through 6 months	94,819	66,819
Over 6 through 12 months	79,991	63,741
Over 12 months	108,089	89,339
Total	$341,826	$267,076

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $916.1 million at March 31, 2023 and $963.9 million at December 31, 2022. Included in these amounts were $160.1 million and $162.2 million of public fund deposits that are collateralized by securities as of March 31, 2023 and December 31, 2022, respectively. Uninsured deposits and deposits not otherwise collateralized by securities represented 36% and 39% of total deposits, respectively, as of March 31, 2023 and December 31, 2022.

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

Shareholders’ equity increased $8.0 million or 3.8% to $220.8 million at March 31, 2023 compared to $212.8 million at December 31, 2022. The increase in shareholders’ equity was primarily attributable to first quarter’s net income, a decrease in other comprehensive loss during the period as a result of changes in fair value in the Company’s available-for-sale investment portfolio, and an increase in additional paid-in capital as a result of option exercises during the first quarter. The increase was partially offset by the impact of the Company’s adoption of ASC 326 on January 1, 2023.

In August of 2022, the Company’s Board of Directors authorized the extension of the Company’s stock repurchase program that was originally adopted in August of 2021. Under the stock repurchase program, the Company may repurchase up to 700,000 shares of its outstanding common stock, or 5.0% of outstanding shares as of March 31, 2023. The stock repurchase program will expire on August 31, 2023 or earlier if all the authorized shares have been repurchased. The Company has not repurchased any of its outstanding common stock under the program as of March 31, 2023.

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

The Company’s principal source of liquidity and funding is its deposit base. The level of deposits necessary to support the Company’s lending and investment activities is determined through monitoring loan demand. In addition to the liquidity provided by balance sheet cash flows, the Company supplements its liquidity with additional sources such as secured borrowing credit lines with the FHLB and the Reserve Bank. Specifically, the Company has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and the Reserve Bank. Based on collateral pledged as of March 31, 2023, the total FHLB available borrowing capacity was $423.1 million. Additional borrowing capacity with the Reserve Bank was approximately $28.0 million as of March 31, 2023.

Total liquidity, defined as cash and cash equivalents, unencumbered securities at fair value, and available secured borrowing capacity, was $852.6 million at March 31, 2023 compared to $763.5 million at December 31, 2022. On March 12, 2023, the Federal Reserve made available the BTFP which enhances the ability of banks to borrow greater amounts against certain high-quality, unencumbered investments. To date, while the Company has been approved to participate in the BTFP, we have chosen not to do so. If the Company were to avail itself of the BTFP, we estimate an incremental increase in our liquidity position of approximately $35.2 million.

In addition to available secured borrowing capacity, the Company had available federal funds lines with correspondent banks of $110.0 million at March 31, 2023.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations are designed and operating in an effective manner.

Effective January 1, 2023, the Company adopted ASC 326, Financial Instruments – Credit Losses. Related to adoption of the standard, the Company modified certain internal controls and designed and implemented certain new internal controls over the measurement of the allowance for credit losses on loans and the reserve for unfunded commitments and related disclosures. New internal controls related primarily to the modeling of expected credit losses on loans, including controls over critical data and other inputs and model results. There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in our 2022 Annual Report on Form 10-K, which we filed with the SEC on March 23, 2023.

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

101.0†

Interactive data files formatted in Inline eXtensible Business Reporting Language pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (unaudited), (ii) the Consolidated Statements of Income for the three months ended March 31, 2023 and March 31, 2022 (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and March 31, 2022 (unaudited), (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2023 and March 31, 2022 (unaudited), (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and March 31, 2022 (unaudited) and (vi) the Notes to the Consolidated Financial Statements.

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.0)

†Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2023

JOHN MARSHALL BANCORP, INC.

By:	/s/ Christopher W. Bergstrom
Name:	Christopher W. Bergstrom
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kent D. Carstater
Name:	Kent D. Carstater
Title:	Senior Executive Vice President, Chief Financial Officer
(Principal Financial Officer)