Form 10-Q
period 2023-06-30
John Marshall Bancorp, Inc.
filed 2023-08-09
CIK 1710482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 4, 2023, there were 14,126,138 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN MARSHALL BANCORP, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Cash and due from banks	$13,938	$6,583
Interest-bearing deposits in other banks	115,613	55,016
Total cash and cash equivalents	129,551	61,599
Securities available-for-sale, at fair value	325,271	357,576
Securities held-to-maturity at amortized cost, fair value of $79,634 and $81,161 as of June 30, 2023 and December 31, 2022, respectively	97,453	99,415
Less: Allowance for investment credit losses	—	—
Securities held-to-maturity, net	97,453	99,415
Restricted securities, at cost	4,535	4,425
Equity securities, at fair value	2,695	2,115
Loans, net of unearned income	1,769,801	1,789,508
Less: Allowance for loan credit losses	(20,629)	(20,208)
Loans, net	1,749,172	1,769,300
Bank premises and equipment, net	1,370	1,219
Accrued interest receivable	5,178	5,531
Bank owned life insurance	21,371	21,170
Right of use assets	4,443	4,611
Other assets	23,211	21,274
Total assets	$2,364,250	$2,348,235
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand deposits	$433,931	$476,697
Interest-bearing demand deposits	652,638	691,945
Savings deposits	68,013	95,241
Time deposits	891,727	803,857
Total deposits	2,046,309	2,067,740
Federal funds purchased	—	25,500
Federal Reserve Bank borrowings	54,000	—
Subordinated debt	24,666	24,624
Accrued interest payable	2,336	1,035
Lease liabilities	4,733	4,858
Other liabilities	13,236	11,678
Total liabilities	$2,145,280	$2,135,435
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued	$—	$—
Common stock, nonvoting, par value $0.01 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, voting, par value $0.01 per share; authorized 30,000,000 shares; issued and outstanding, 14,126,138 shares at June 30, 2023, including 46,291 unvested shares, 14,098,986 shares at December 31, 2022, including 55,185 unvested shares	141	141
Additional paid-in capital	95,380	94,726
Retained earnings	152,024	146,630
Accumulated other comprehensive loss	(28,575)	(28,697)
Total shareholders’ equity	$218,970	$212,800
Total liabilities and shareholders’ equity	$2,364,250	$2,348,235

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest and Dividend Income
Interest and fees on loans	$21,005	$17,334	$41,430	$35,518
Interest on investment securities, taxable	2,140	1,893	4,391	3,273
Interest on investment securities, tax-exempt	15	30	34	60
Dividends	70	64	145	124
Interest on deposits in banks	1,225	234	1,908	325
Total interest and dividend income	$24,455	$19,555	$47,908	$39,300
Interest Expense
Deposits	$11,759	$1,698	$20,318	$3,021
Federal funds purchased	—	—	9	—
Federal Home Loan Bank advances	—	12	67	42
Federal Reserve Bank borrowings	338	—	338	—
Subordinated debt	349	537	698	1,013
Total interest expense	$12,446	$2,247	$21,430	$4,076
Net interest income	$12,009	$17,308	$26,478	$35,224
Provision for (recovery of) credit losses	(868)	—	(1,642)	—
Net interest income after provision for (recovery of) credit losses	$12,877	$17,308	$28,120	$35,224
Non-interest Income
Service charges on deposit accounts	$82	$84	$154	$161
Bank owned life insurance	101	95	201	190
Other service charges and fees	314	157	517	294
Losses on sale of available-for-sale securities	—	—	(202)	—
Insurance commissions	50	44	256	265
Gain on sale of government guaranteed loans	23	—	23	—
Other income (loss)	115	(271)	302	(387)
Total non-interest income	$685	$109	$1,251	$523
Non-interest Expenses
Salaries and employee benefits	$4,965	$4,655	$9,877	$10,682
Occupancy expense of premises	448	482	918	975
Furniture and equipment expenses	304	341	600	666
Other operating expenses	2,114	2,203	4,206	4,144
Total non-interest expenses	$7,831	$7,681	$15,601	$16,467
Income before income taxes	$5,731	$9,736	$13,770	$19,280
Income tax expense	1,241	1,854	2,976	3,724
Net income	$4,490	$7,882	$10,794	$15,556
Earnings per share, basic	$0.32	$0.56	$0.76	$1.11
Earnings per share, diluted	$0.32	$0.56	$0.76	$1.10

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Income	$4,490	$7,882	$10,794	$15,556
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax of $(893) and $(1,582) for the three months ended June 30, 2023 and June 30, 2022, respectively. Unrealized gain (loss) on available-for-sale securities, net of tax of $6 and $(4,370) for the six months ended June 30, 2023 and June 30, 2022, respectively.	(3,358)	(5,961)	11	(16,449)
Reclassification adjustment for losses on available-for-sale securities included in net income, net of tax of $(42) for the six months ended June 30, 2023.	—	—	160	—
Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax of $(6) and $(10) for the three months ended June 30, 2023 and June 30, 2022, respectively. Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax of $(13) and $(21) for the six months ended June 30, 2023 and June 30, 2022, respectively.	(22)	(38)	(49)	(79)
Total other comprehensive income (loss)	$(3,380)	$(5,999)	$122	$(16,528)
Total comprehensive income (loss)	$1,110	$1,883	$10,916	$(972)

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended June 30, 2023 and 2022

(In thousands, except share and per share data)

(Unaudited)

					Accumulated
					Other	Total
			Additional Paid- In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2022	13,890,204	$139	$93,135	$122,510	$(10,929)	$204,855
Net income	—	—	—	7,882	—	7,882
Other comprehensive loss	—	—	—	—	(5,999)	(5,999)
Cash dividends attributable to changes in common shares through the record date	—	—	—	(9)	—	(9)
Exercise of stock options	75,562	1	670	—	—	671
Restricted stock vesting, net of 43 shares surrendered	2,287	—	—	—	—	—
Share-based compensation	—	—	130	—	—	130
Balance, June 30, 2022	13,968,053	$140	$93,935	$130,383	$(16,928)	$207,530

Balance, March 31, 2023	14,076,807	$141	$95,235	$150,642	$(25,195)	$220,823
Net income	—	—	—	4,490	—	4,490
Other comprehensive loss	—	—	—	—	(3,380)	(3,380)
Dividend declared on common stock ($0.22 per share)	—	—	—	(3,108)	—	(3,108)
Exercise of stock options	750	—	8	—	—	8
Restricted stock vesting	2,290	—	—	—	—	—
Share-based compensation	—	—	137	—	—	137
Balance, June 30, 2023	14,079,847	$141	$95,380	$152,024	$(28,575)	$218,970

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2023 and 2022

(In thousands, except share and per share data)

(Unaudited)

					Accumulated
					Other	Total
			Additional Paid- In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2021	13,669,772	$137	$91,107	$117,626	$(400)	$208,470
Net income	—	—	—	15,556	—	15,556
Other comprehensive loss	—	—	—	—	(16,528)	(16,528)
Dividend declared on common stock ($0.20 per share)	—	—	—	(2,799)	—	(2,799)
Exercise of stock options	282,034	3	2,559	—	—	2,562
Restricted stock vesting, net of 43 shares surrendered	16,247	—	—	—	—	—
Share-based compensation	—	—	269	—	—	269
Balance, June 30, 2022	13,968,053	$140	$93,935	$130,383	$(16,928)	$207,530

Balance, December 31, 2022	14,043,801	$141	$94,726	$146,630	$(28,697)	$212,800
Net income	—	—	—	10,794	—	10,794
Adoption of ASC 326 - Financial Instruments - Credit Losses	—	—	—	(2,292)	—	(2,292)
Other comprehensive income	—	—	—	—	122	122
Dividend declared on common stock ($0.22 per share)	—	—	—	(3,108)	—	(3,108)
Exercise of stock options	27,375	—	320	—	—	320
Restricted stock vesting, net of 33 shares surrendered	8,671	—	—	—	—	—
Share-based compensation	—	—	334	—	—	334
Balance, June 30, 2023	14,079,847	$141	$95,380	$152,024	$(28,575)	$218,970

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$10,794	$15,556
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	241	298
Right of use asset amortization	616	688
Provision for (recovery of) credit losses	(1,642)	—
Share-based compensation expense	334	269
Net (accretion)/amortization of securities	(131)	146
Fair value adjustment on equity securities	(172)	391
Amortization of debt issuance costs	42	236
Net gains on premises and equipment	(16)	—
Losses on available-for-sale securities	202	—
Deferred tax expense	414	375
Net increase in cash surrender value of life insurance	(201)	(190)
Gain on sale of government guaranteed loans	(23)	—
Changes in assets and liabilities:
Decrease in accrued interest receivable	353	492
Increase in other assets	(1,774)	(603)
Increase in accrued interest payable	1,301	53
Increase (decrease) in other liabilities	164	(1,124)
Net cash provided by operating activities	$10,502	$16,587
Cash Flows from Investing Activities
Net decrease (increase) in loans	$19,424	$(26,184)
Proceeds from sale of government guaranteed loans originally classified as held for investment	288	—
Purchase of available-for-sale securities	—	(173,362)
Purchase of held-to-maturity securities	—	(1,003)
Proceeds from sale of available-for-sale securities	11,511	—
Proceeds from maturities, calls and principal repayments of available-for-sale securities	20,977	26,601
Proceeds from maturities, calls and principal repayments of held-to-maturity securities	1,863	4,109
Net (purchases) redemptions of restricted securities	(110)	534
Net purchases of equity securities	(408)	(620)
Proceeds from sale of premises and equipment	82	—
Purchases of bank premises and equipment	(458)	(121)
Net cash provided by (used in) investing activities	$53,169	$(170,046)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	$(21,431)	$162,188
Net repayment of Federal Home Loan Bank advances	—	(18,000)
Proceeds from Federal Reserve Bank borrowings	54,000	—
Issuance of subordinated debt	—	24,596
Cash dividends paid	(3,108)	(2,799)
Repayment of federal funds purchased	(25,500)	—
Issuance of common stock for share options exercised	320	2,562
Net cash provided by financing activities	$4,281	$168,547
Net increase in cash and cash equivalents	$67,952	$15,088
Cash and cash equivalents, beginning of period	61,599	105,799
Cash and cash equivalents, end of period	$129,551	$120,887
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$20,088	$3,787
Income taxes	4,110	2,360
Supplemental Disclosures of Noncash Transactions
Unrealized gain (loss) on securities available-for-sale	$219	$(20,819)
Right of use asset obtained in exchange for new operating lease liability	505	56

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for any other interim period or for the full year. All amounts and disclosures included in this quarterly report as of December 31, 2022, were derived from the Company’s audited consolidated financial statements. Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or shareholders’ equity.

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

ASU 2022-02: On January 1, 2023, the Company adopted ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the Financial Accounting Standards Board as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors that have adopted the CECL model and enhance the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the amendments require that the Company disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The Company adopted the standard prospectively and it did not have a material impact on the financial statements.

Allowance for Credit Losses - Held-to-Maturity Securities

The Company estimates expected credit losses on held-to-maturity securities on an individual basis based on a Probability of Default/Loss Given Default (“PD/LGD”) methodology primarily using security-level credit ratings. The primary indicators of credit quality for the Company’s held-to-maturity portfolio are security type and credit rating, which are influenced by a number of factors including obligor cash flow, geography, seniority, among other factors. The Company’s held-to-maturity securities with credit risk are municipal bonds, which had a credit rating of AA or better as of June 30, 2023. All other held-to-maturity securities are covered by the explicit or implied guarantee of the United States government or one of its agencies.

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit losses in the Consolidated Statements of Income. The Company did not have an allowance for credit losses on held-to-maturity securities as of June 30, 2023 or upon adoption of ASC 326. Refer to Note 2 – Investment Securities for further discussion.

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

Changes in the allowance for credit loss are recorded as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2023, there was no allowance for credit loss related to the available-for-sale portfolio. Refer to Note 2 – Investment Securities for further discussion.

Accrued interest receivable on available-for-sale securities totaled $864 thousand at June 30, 2023 and was excluded from the estimate of credit losses.

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

The Company is utilizing a discounted cash flow model to estimate its current expected credit losses. For the purposes of calculating its quantitative reserves, the Company has segmented its loan portfolio based on loans which share similar risk characteristics. Within the quantitative portion of the calculation, the Company utilizes at least one or a combination of loss drivers, which may include unemployment rates, home price indices, and/or gross domestic product, to adjust its loss rates over a reasonable and supportable forecast period of one year. A straight-line reversion technique is used for the following four quarters, at which time the Company reverts to historical averages. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider qualitative factors, including but not limited to: variability in the economic forecast, changes in volume and severity of adversely classified loans, changes in concentrations of credit, changes in the nature and volume of the loan segments, factors related to credit administration, and other idiosyncratic risks not embedded in the data used in the model.

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

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the allowance for credit losses for both loans and held-to-maturity securities, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $4.0 million on loans and $257 thousand on held-to-maturity securities at June 30, 2023, and is included in “Accrued Interest Receivable” on the Company’s Consolidated Balance Sheets.

Note 2— Investment Securities

Available-for-Sale

Each of the securities in the Company’s available-for-sale investment portfolio is either covered by the explicit or implied guarantee of the United States government or one of its agencies or rated investment grade or higher. All available-for-sale securities were current with no securities past due or on nonaccrual as of June 30, 2023 or December 31, 2022.

The following tables summarize the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses at June 30, 2023 and December 31, 2022, respectively.

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$53,927	$—	$(3,771)	$50,156
U.S. government and federal agencies	38,812	—	(3,801)	35,011
Corporate bonds	3,000	—	(555)	2,445
Collateralized mortgage obligations	43,146	—	(6,908)	36,238
Tax-exempt municipal	2,933	—	(305)	2,628
Taxable municipal	607	—	(30)	577
Mortgage-backed	219,264	—	(21,048)	198,216
Total Available-for-sale Securities	$361,689	$—	$(36,418)	$325,271

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$63,480	$—	$(4,270)	$59,210
U.S. government and federal agencies	38,748	—	(3,988)	34,760
Corporate bonds	3,000	—	(386)	2,614
Collateralized mortgage obligations	44,732	—	(6,258)	38,474
Tax-exempt municipal	4,993	—	(348)	4,645
Taxable municipal	608	—	(29)	579
Mortgage-backed	238,652	—	(21,358)	217,294
Total Available-for-sale Securities	$394,213	$—	$(36,637)	$357,576

During the six months ended June 30, 2023, the Company sold available-for-sale securities with a total par value of $12.0 million resulting in a gross pre-tax loss of $202 thousand. The Company did not sell or recognize any gain or loss for any securities for the three months ended June 30, 2023. On July 17, 2023, the Company sold certain lower-yielding available-for-sale investment securities with a total par value of $161.2 million. Refer to Note 15 – Subsequent Events for additional information. The Company did not sell or recognize any gain or loss for any securities for the three or six months ended June 30, 2022.

Available-for-sale securities having a market value of $119.8 million and $83.4 million at June 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and for other purposes required by law. These securities had an amortized cost of $131.1 million and $91.0 million at June 30, 2023 and December 31, 2022, respectively.

The following tables summarize the fair value of securities available-for-sale at June 30, 2023 and December 31, 2022 and the corresponding amounts of gross unrealized losses. Management uses the valuations as of month-end in determining when securities are in an unrealized loss position. Therefore, a security’s market value could have exceeded its amortized cost on other days during the prior twelve-month period.

	June 30, 2023
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$2,848	$(105)	$47,308	$(3,666)	$50,156	$(3,771)
U.S. government and federal agencies	2,831	(97)	32,180	(3,704)	35,011	(3,801)
Corporate bonds	—	—	2,445	(555)	2,445	(555)
Collateralized mortgage obligations	3,366	(123)	32,872	(6,785)	36,238	(6,908)
Tax-exempt municipal	—	—	2,628	(305)	2,628	(305)
Taxable municipal	332	(5)	245	(25)	577	(30)
Mortgage-backed	64,097	(3,562)	134,119	(17,486)	198,216	(21,048)
Total Available-for-sale Securities	$73,474	$(3,892)	$251,797	$(32,526)	$325,271	$(36,418)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$31,261	$(1,194)	$27,949	$(3,076)	$59,210	$(4,270)
U.S. government and federal agencies	16,107	(1,078)	18,653	(2,910)	34,760	(3,988)
Corporate bonds	2,614	(386)	—	—	2,614	(386)
Collateralized mortgage obligations	16,746	(1,143)	21,728	(5,115)	38,474	(6,258)
Tax-exempt municipal	4,645	(348)	—	—	4,645	(348)
Taxable municipal	337	(2)	242	(27)	579	(29)
Mortgage-backed	145,795	(9,612)	71,499	(11,746)	217,294	(21,358)
Total Available-for-sale Securities	$217,505	$(13,763)	$140,071	$(22,874)	$357,576	$(36,637)

The Company had 237 and 98 securities in an unrealized loss position for 12 months or longer as of June 30, 2023 and December 31, 2022, respectively. The Company has evaluated available-for-sale securities in an unrealized loss position for credit related impairment at June 30, 2023 and December 31, 2022 and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no allowance for credit losses on available-for-sale securities at June 30, 2023.

The table below summarizes the contractual maturities of our available-for-sale investment securities as of June 30, 2023. Issuers may have the right to call or prepay certain obligations and as such, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below.

	June 30, 2023
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Available-for-sale
Due in one year or less	$13,905	$13,588
Due after one year through five years	90,960	83,437
Due after five years through ten years	137,053	126,019
Due after ten years	119,771	102,227
Total Available-for-sale Securities	$361,689	$325,271

In the prevailing rate environments as of June 30, 2023 and December 31, 2022, the Company’s available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 3.6 years and 3.8 years, respectively.

Held-to-Maturity

Each of the securities in the Company’s held-to-maturity investment portfolio is either covered by the explicit or implied guarantee of the United States government or one of its agencies or rated investment grade or higher. All held-to-maturity securities were current with no securities past due or on nonaccrual as of June 30, 2023 or December 31, 2022.

The following tables summarize the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized losses at June 30, 2023 and December 31, 2022, respectively.

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,000	$—	$(814)	$5,186
U.S. government and federal agencies	35,491	—	(5,820)	29,671
Collateralized mortgage obligations	20,326	—	(4,391)	15,935
Taxable municipal	6,065	—	(1,215)	4,850
Mortgage-backed	29,571	—	(5,579)	23,992
Total Held-to-maturity Securities	$97,453	$—	$(17,819)	$79,634

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,000	$—	$(840)	$5,160
U.S. government and federal agencies	35,551	—	(6,135)	29,416
Collateralized mortgage obligations	21,275	—	(4,227)	17,048
Taxable municipal	6,073	—	(1,364)	4,709
Mortgage-backed	30,516	—	(5,688)	24,828
Total Held-to-maturity Securities	$99,415	$—	$(18,254)	$81,161

Held-to-maturity securities having a market value of $7.1 million and $31.0 million at June 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and for other purposes required by law. These securities had an amortized cost of $8.9 million and $37.7 million at June 30, 2023 and December 31, 2022, respectively.

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

The Company evaluates the credit risk of its held-to-maturity securities on at least a quarterly basis. The Company estimates expected credit losses on held-to-maturity securities on an individual basis based on a PD/LGD methodology primarily using security-level credit ratings. The primary indicators of credit quality for the Company’s held-to-maturity portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The Company’s held-to-maturity securities with credit risk were comprised of municipal bonds and had a credit rating of AA or better as of June 30, 2023. All other held-to-maturity securities are covered by the explicit or implied guarantee of the United States government or one of its agencies. The Company did not have an allowance for credit losses on held-to-maturity securities as of June 30, 2023 or upon adoption of ASC 326.

The table below summarizes the contractual maturities of our held-to-maturity investment securities as of June 30, 2023. Issuers may have the right to call or prepay certain obligations and as such, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below.

	June 30, 2023
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	20,157	17,360
Due after five years through ten years	24,495	20,224
Due after ten years	52,801	42,050
Total Held-to-maturity Securities	$97,453	$79,634

In the prevailing rate environments as of June 30, 2023 and December 31, 2022, the Company’s held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 7.1 years and 7.3 years, respectively.

Restricted Securities

The table below summarizes the carrying amount of restricted securities as of June 30, 2023 and December 31, 2022.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Federal Reserve Bank Stock	$3,303	$3,292
Federal Home Loan Bank Stock	1,172	1,073
Community Bankers’ Bank Stock	60	60
Total Restricted Securities	$4,535	$4,425

Equity Securities

The Company held equity securities with readily determinable fair values totaling $2.7 million and $2.1 million at June 30, 2023 and December 31, 2022, respectively. These securities consist of mutual funds held in a trust and were obtained for the purpose of economically hedging changes in the Company’s nonqualified deferred compensation liability. Changes in the fair value of these securities are reflected in earnings. A gain of $84 thousand and a loss of $(273) thousand were recorded in other non-interest income in the Consolidated Statements of Income for the three months ended June 30, 2023 and June 30, 2022, respectively. A gain of $172 thousand and a loss of $(391) thousand was recorded in other non-interest income in the Consolidated Statements of Income for the six months ended June 30, 2023 and June 30, 2022, respectively.

Note 3— Loans

The following table presents the composition of the Company’s loan portfolio as of June 30, 2023 and December 31, 2022.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Real Estate Loans:
Commercial	$1,101,543	$1,118,127
Construction and land development	179,656	195,027
Residential	443,305	426,841
Commercial - Non-Real Estate:
Commercial loans	40,289	44,924
Consumer - Non-Real Estate:
Consumer loans	646	529
Total Gross Loans	$1,765,439	$1,785,448
Allowance for loan credit losses	(20,629)	(20,208)
Net deferred loan costs	4,362	4,060
Total net loans	$1,749,172	$1,769,300

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

Note 4— Allowance for Loan Credit Losses

On January 1, 2023, the Company adopted the CECL methodology as required under ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the Company’s accounting policies and policy elections related to the accounting standard update refer to Note 1 in this Quarterly Report on Form 10-Q.  All loan information presented as of June 30, 2023 is in accordance with ASC 326. All loan information presented prior to June 30, 2023 is in accordance with previous applicable GAAP.

Allowance for loan credit losses

The following tables present the activity in the allowance for loan credit losses for the six months ended June 30, 2023.

	June 30, 2023
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Unallocated	Total
Beginning balance, December 31, 2022	$13,205	$2,860	$3,044	$456	$5	$638	$20,208
Adjustment to allowance for adoption of ASC 326	(2,649)	476	4,552	367	57	(638)	2,165
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	2	—	—	2
Provision for (recovery of) credit losses	(700)	(110)	(794)	(110)	(32)	—	(1,746)
Ending balance, June 30, 2023	$9,856	$3,226	$6,802	$715	$30	$—	$20,629

The following table presents the activity for the allowance for loan losses for the six months ended June 30, 2022.

	June 30, 2022
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, December 31, 2021	$13,091	$2,824	$2,769	$711	$5	$632	$20,032
Charge-offs	(1)	—	—	—	—	—	(1)
Recoveries	—	—	—	—	—	—	—
Provision for loan losses	581	(23)	(109)	(72)	2	(379)	—
Ending Balance, June 30, 2022	$13,671	$2,801	$2,660	$639	$7	$253	$20,031

The following tables present the balance of the allowance for loan losses, the allowance by impairment methodology, total loans, and loans by impairment methodology as of December 31, 2022 and June 30, 2022, respectively. There were no collateral dependent or individually evaluated loans as of June 30, 2023.

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

The following tables present a summary of impaired loans and the related allowance as of December 31, 2022.

December 31, 2022
		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	with	with	Recorded	Related	Recorded	Income
(Dollars in thousands)	Balance	No Allowance	Allowance	Investment	Allowance	Investment(1)	Recognized(1)
Real Estate Loans
Commercial	$—	$—	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—	—	—
Residential	418	418	—	418	—	427	15
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total Impaired Loans	$418	$418	$—	$418	$—	$427	$15
(1)	Amounts shown for the twelve-month period ended December 31, 2022.

Delinquency Information

The following tables present a summary of past due and nonaccrual loans by segment as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$1,101,543	$1,101,543	$—	$—
Construction and land development	—	—	—	—	179,656	179,656	—	—
Residential	—	—	—	—	443,305	443,305	—	—
Commercial	—	—	—	—	40,289	40,289	—	—
Consumer	—	—	—	—	646	646	—	—
Total Loans	$—	$—	$—	$—	$1,765,439	$1,765,439	$—	$—

	December 31, 2022
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$1,118,127	$1,118,127	$—	$—
Construction and land development	—	—	—	—	195,027	195,027	—	—
Residential	—	—	—	—	426,841	426,841	—	—
Commercial	—	—	—	—	44,924	44,924	—	—
Consumer	—	—	—	—	529	529	—	—
Total Loans	$—	$—	$—	$—	$1,785,448	$1,785,448	$—	$—

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

Internal
Days Past Due	Risk Rating
0 - 29 days	Pass
30-59 days	Special Mention
60-89 days	Substandard
90-119 days	Doubtful
120+ days	Loss

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of June 30, 2023.

	Term Loans by Year of Origination
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Revolving	Total
Real Estate Loans - Commercial
Pass	$14,312	$302,444	$208,105	$123,829	$100,580	$347,975	$3,061	$1,100,306
Special mention	—	—	—	1,237	—	—	—	1,237
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Commercial	$14,312	$302,444	$208,105	$125,066	$100,580	$347,975	$3,061	$1,101,543

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Construction and land development
Pass	$17,432	$56,591	$46,604	$20,516	$53	$9,727	$26,583	$177,506
Special mention	—	—	—	—	2,150	—	—	2,150
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Construction and land development	$17,432	$56,591	$46,604	$20,516	$2,203	$9,727	$26,583	$179,656

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Residential
Pass	$30,597	$117,526	$136,489	$89,708	$26,781	$24,987	$17,217	$443,305
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Residential	$30,597	$117,526	$136,489	$89,708	$26,781	$24,987	$17,217	$443,305

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$1,651	$7,805	$2,217	$3,589	$5,480	$6,564	$12,983	$40,289
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial Loans	$1,651	$7,805	$2,217	$3,589	$5,480	$6,564	$12,983	$40,289

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Pass	$410	$9	$35	$110	$—	$15	$67	$646
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer Loans	$410	$9	$35	$110	$—	$15	$67	$646

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2022.

	December 31, 2022
		Special				Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Loans
Real Estate Loans
Commercial	$1,116,890	$1,237	$—	$—	$—	$1,118,127
Construction and land development	192,877	2,150	—	—	—	195,027
Residential	426,841	—	—	—	—	426,841
Commercial	44,924	—	—	—	—	44,924
Consumer	529	—	—	—	—	529
Total Loans	$1,782,061	$3,387	$—	$—	$—	$1,785,448

The allowance for loan credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination. The starting point for the estimate of the allowance for loan credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. As part of the Company’s loan modification program to borrowers experiencing financial difficulty, the Company may provide concessions to minimize the economic loss and improve long-term loan performance and collectability. The Company did not make any loan modifications to borrowers experiencing financial difficulty during the three or six months ended June 30, 2023.

The Company had a recorded investment in TDRs of $418 thousand as of December 31, 2022, all of which were in compliance with their modified terms at December 31, 2022. There were no loans modified in TDRs that subsequently defaulted within 12 months of their modification date during the three or six months ended June 30, 2022. As of December 31, 2022, none of the Bank’s TDRs required a specific reserve. As of December 31, 2022, there were no additional commitments to disburse funds on loans classified TDRs. The Company adopted ASU 2022-02 on January 1, 2023, which eliminated the accounting guidance for TDRs.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $1.1 million and $303 thousand at June 30, 2023 and December 31, 2022, respectively, is separately classified within Other Liabilities on the Consolidated Balance Sheets.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the six months ended June 30, 2023.

Allowance for Credit Losses
(Dollars in thousands)	Unfunded Commitments
Beginning balance, December 31, 2022	$303
Adjustment to allowance for unfunded commitments for adoption of ASC 326	737
Provision for (recovery of) credit losses	104
Ending balance, June 30, 2023	$1,144

Note 5— Derivatives

The Company enters into interest rate swap agreements (“swaps”) with commercial loan customers to provide a facility for customers to manage their interest rate risk. These swaps are matched in exact offsetting terms with swaps that the Company enters into with an independent third party. These swaps qualify as derivatives, but are not designated as hedging instruments.

The following tables summarize the Company’s swaps at June 30, 2023 and December 31, 2022.

	June 30, 2023
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$19,736	$1,273	3.7 years	6.23%	3.39%
Pay variable/receive fixed swaps	19,736	(1,273)	3.7 years	3.39%	6.23%
Total interest rate swap agreements	$39,472	$—	3.7 years	4.81%	4.81%

	December 31, 2022
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$13,767	$1,217	2.8 years	6.02%	2.59%
Pay variable/receive fixed swaps	13,767	(1,217)	2.8 years	2.59%	6.02%
Total interest rate swap agreements	$27,534	$—	2.8 years	4.31%	4.31%

The estimated fair value of the swaps at June 30, 2023 and December 31, 2022 were recorded in other assets and liabilities in the Consolidated Balance Sheets. The associated net gains and losses on the swaps are recorded in other income (loss) in the Consolidated Statements of Income.

Note 6— Deposits and Borrowings

The following tables show the components of the Company’s funding sources.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Deposits:
Non-interest bearing demand deposits(1)	$433,931	$476,697
Interest-bearing demand deposits(1)	652,638	691,945
Savings deposits	68,013	95,241
Time deposits(2)	891,727	803,857
Total Deposits	$2,046,309	$2,067,740

			June 30, 2023	December 31, 2022
(Dollars in thousands)	Stated Interest Rate	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Short-term Debt:
Federal Reserve Bank borrowings	4.80%	4.80%	$54,000	—
Total Short-term Debt			$54,000	—
Long-term Debt:
Subordinated debt	5.25%	5.25%	$24,666	$24,624
Total Long-term Debt			$24,666	$24,624

(1)  Overdraft demand deposits reclassified to loans totaled $1 thousand at both June 30, 2023 and December 31, 2022.

(2)	The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was $379.1 million and $318.7 million at June 30, 2023 and December 31, 2022, respectively.

The Company obtains certain deposits through the efforts of third-party brokers. Brokered deposits totaled $346.4 million and $352.0 million at June 30, 2023 and December 31, 2022, respectively, and were included primarily in time deposits on the Company’s Consolidated Balance Sheets. Reciprocal IntraFi certificates of deposit totaled $49.7 million and $25.7 million at June 30, 2023 and December 31, 2022, respectively. Reciprocal IntraFi demand and money market deposits totaled $252.1 million and $197.3 million at June 30, 2023 and December 31, 2022, respectively.

At June 30, 2023, there were no depositors that represented 5% or more of the Company’s total deposits.

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

The Company from time to time uses FHLB advances as a source of funding and to manage interest rate risk. FHLB advances are secured by a blanket floating lien on all real estate mortgage loans secured by 1-to-4 family residential, multi-family and commercial real estate properties. At June 30, 2023, the Company did not have any outstanding FHLB advances. Available borrowing capacity based on collateral value amounted to approximately $451.1 million as of June 30, 2023.

The Company also has the capacity to borrow up to $25.1 million at the Federal Reserve discount window of which $0 had been drawn upon at June 30, 2023. The Bank had loans pledged at the Federal Reserve discount window totaling $29.8 million as of June 30, 2023.

On March 12, 2023, the Federal Reserve Bank of Richmond (“Reserve Bank”) made available the Bank Term Funding Program (“BTFP”), which enhances the ability of banks to borrow against the par value of certain high-quality, unencumbered investments. On May 15, 2023, the Company obtained a $54.0 million BTFP advance to secure lower funding costs relative to wholesale deposits. The BTFP advance has a term of one year, bears interest at a fixed rate of 4.80% and can be prepaid without penalty prior to maturity. At June  30, 2023, the Company had pledged as collateral for the BTFP advance held-to-maturity investment securities with an amortized cost and fair value of $55.1 million and $44.3 million, respectively. If the Company were to avail itself of additional BTFP funding, the Company estimates additional borrowing capacity of up to $260.4 million based on the par value of eligible investments as of June 30, 2023.

The Company also has federal funds lines of credit with correspondent banks available for overnight borrowing of $110.0 million, of which $0 had been drawn upon at June 30, 2023.

The following table shows the carrying amount of the Company’s time deposits by contractual maturity as of June 30, 2023.

(Dollars in thousands)	June 30, 2023
2023	$316,042
2024	395,962
2025	137,755
2026	40,575
2027	1,111
Thereafter	282
Total	$891,727

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

The following table summarizes the contract or notional amount of the Company’s exposure to off-balance sheet risk as of June 30, 2023 and December 31, 2022.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Commitments to extend credit	$289,289	$240,084
Standby letters of credit	$19,721	$14,677

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

The following tables summarize the fair value of assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

		Fair Value Measurements at June 30, 2023 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$50,156	$—	$50,156	$—
U.S. government and federal agencies	35,011	—	35,011	—
Corporate bonds	2,445	—	2,445	—
Collateralized mortgage obligations	36,238	—	36,238	—
Tax-exempt municipal	2,628	—	2,628	—
Taxable municipal	577	—	577	—
Mortgage-backed	198,216	—	198,216	—
Equity securities, at fair value	2,695	2,695	—	—
Interest rate swap agreements	1,273	—	1,273	—
Mortgage servicing rights	5	—	—	5
Total assets at fair value	$329,244	$2,695	$326,544	$5

Liabilities:
Interest rate swap agreements	$1,273	$—	$1,273	$—
Total liabilities at fair value	$1,273	$—	$1,273	$—

		Fair Value Measurements at December 31, 2022 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$59,210	$—	$59,210	$—
U.S. government and federal agencies	34,760	—	34,760	—
Corporate bonds	2,614	—	2,614	—
Collateralized mortgage obligations	38,474	—	38,474	—
Tax-exempt municipal	4,645	—	4,645	—
Taxable municipal	579	—	579	—
Mortgage-backed	217,294	—	217,294	—
Equity securities, at fair value	2,115	2,115	—	—
Interest rate swap agreement	1,217	—	1,217	—
Total assets at fair value	$360,908	$2,115	$358,793	$—

Liabilities:
Interest rate swap agreement	$1,217	$—	$1,217	$—
Total liabilities at fair value	$1,217	$—	$1,217	$—

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances, the Company makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Collateral Dependent Loans

In accordance with ASC 326, loans that do not share risk characteristics are evaluated on an individual basis. The Company designates individually evaluated loans on nonaccrual status as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk and loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. The measurement of loss associated with collateral dependent loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if an appraisal of the property is more than one-year-old and not solely based on observable market comparables, or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had no collateral dependent loans with a recorded reserve as of June 30, 2023 or December 31, 2022.

Other Real Estate Owned (“OREO”)

OREO is carried at the lower of cost or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value using observable market data, the Company records the property as Level 2. When an appraised value using observable market data is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the property as Level 3 valuation. Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The Company had no OREO as of June 30, 2023 or December 31, 2022.

The following tables present the carrying value and estimated fair value, including the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2023 and December 31, 2022.

		Fair Value Measurements at June 30, 2023 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	June 30, 2023	(Level 1)	(Level 2)	(Level 3)	June 30, 2023
Assets:
Cash and cash equivalents	$129,551	$129,551	$—	$—	$129,551
Securities:
Available-for-sale	325,271	—	325,271	—	325,271
Held-to-maturity	97,453	—	79,634	—	79,634
Equity securities, at fair value	2,695	2,695	—	—	2,695
Restricted securities, at cost	4,535	—	4,535	—	4,535
Loans, net	1,749,172	—	—	1,619,778	1,619,778
Interest rate swap agreements	1,273	—	1,273	—	1,273
Mortgage servicing rights	5	—	—	5	5
Bank owned life insurance	21,371	—	21,371	—	21,371
Accrued interest receivable	5,178	—	5,178	—	5,178
Liabilities:
Deposits	$2,046,309	$—	$2,042,439	$—	$2,042,439
Federal Reserve Bank borrowings	54,000	—	54,000	—	54,000
Subordinated debt	24,666	—	—	21,394	21,394
Interest rate swap agreements	1,273	—	1,273	—	1,273
Accrued interest payable	2,336	—	2,336	—	2,336

		Fair Value Measurements at December 31, 2022 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)	December 31, 2022
Assets:
Cash and cash equivalents	$61,599	$61,599	$—	$—	$61,599
Securities:
Available-for-sale	357,576	—	357,576	—	357,576
Held-to-maturity	99,415	—	81,161	—	81,161
Equity securities, at fair value	2,115	2,115	—	—	2,115
Restricted securities, at cost	4,425	—	4,425	—	4,425
Loans, net	1,769,300	—	—	1,676,887	1,676,887
Interest rate swap agreement	1,217	—	1,217	—	1,217
Bank owned life insurance	21,170	—	21,170	—	21,170
Accrued interest receivable	5,531	—	5,531	—	5,531
Liabilities:
Deposits	$2,067,740	$—	$2,065,248	$—	$2,065,248
FHLB advances	—	—	—	—	—
Subordinated debt	24,624	—	—	22,457	22,457
Federal funds purchased	25,500	—	25,500	—	25,500
Interest rate swap agreement	1,217	—	1,217	—	1,217
Accrued interest payable	1,035	—	1,035	—	1,035

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

The following table summarizes the computation of earnings per share for the three and six months ended June 30, 2023 and June 30, 2022.

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Earnings per common share - basic:
Income available to common shareholders (in thousands):
Net income	$4,490	$7,882	$10,794	$15,556
Less: Income attributable to unvested restricted stock awards	(15)	(34)	(38)	(70)
Net income available to common shareholders	$4,475	$7,848	$10,756	$15,486

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,125,538	13,992,414	14,199,553	13,920,387
Less: Unvested restricted stock	(47,880)	(60,158)	(49,398)	(62,330)
Weighted-average common shares outstanding - basic	14,077,658	13,932,256	14,150,155	13,858,057

Earnings per common share - basic	$0.32	$0.56	$0.76	$1.11

Earnings per common share - diluted:
Income available to common shareholders (in thousands):
Net income	$4,490	$7,882	$10,794	$15,556
Less: Income attributable to unvested restricted stock awards	(15)	(34)	(37)	(69)
Net income available to common shareholders	$4,475	$7,848	$10,757	$15,487

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,125,538	13,992,414	14,199,553	13,920,387
Less: Unvested restricted stock	(47,880)	(60,158)	(49,398)	(62,330)
Plus: Effect of dilutive options	65,595	152,904	78,000	184,148
Weighted-average common shares outstanding - diluted	14,143,253	14,085,160	14,228,155	14,042,205

Earnings per common share - diluted	$0.32	$0.56	$0.76	$1.10

Outstanding options to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. All stock options outstanding as of June 30, 2023 were included in computing diluted earnings per share for the three and six months ended June 30, 2023, as none had anti-dilutive effects. All stock options outstanding as of June 30, 2022 were included in computing diluted earnings per share for the three and six months ended June 30, 2022, as none had anti-dilutive effects.

Note 10— Stock Based Compensation Plan

The Company’s share-based compensation plan, approved by stockholders and effective April 28, 2015 (the “2015 Plan”), provides for the grant of share-based awards in the form of incentive stock options, non-incentive stock options, restricted stock and restricted stock units to directors and employees. The Company has reserved 976,211 shares of voting common stock for issuance under the 2015 Plan, which will remain in effect until April 28, 2025. The Company’s Compensation Committee administers the 2015 Plan and has the authority to determine the terms and conditions of each award thereunder. As of June 30, 2023, 301,242 shares are available to grant in future periods under the 2015 Plan.

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

The table below provides a summary of the stock options activity for the six months ended June 30, 2023.

	June 30, 2023
		Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price	Value
Outstanding at January 1, 2023	189,934	$11.76
Granted	—	—
Exercised	(27,375)	11.75
Forfeited or expired	(412)	9.44
Outstanding at June 30, 2023	162,147	11.77	$1,348,951
Exercisable at June 30, 2023	162,147	$11.77	$1,348,951

The aggregate intrinsic value of stock options in the table above represents the total amount by which the current market value of the underlying stock exceeds the exercise price of the option that would have been received by the Company had all option holders exercised their options on June 30, 2023. The intrinsic value of options exercised was $7 thousand and $370 thousand for the three and six months ended June 30, 2023, respectively, and $1.2 million and $3.7 million for the three and six months ended June 30, 2022, respectively. These amounts and the intrinsic values noted in the table above change based on changes in the market value of the Company’s voting common stock.

The table below provides a summary of the stock options outstanding and exercisable as of June 30, 2023.

	June 30, 2023
	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Number	Contractual Life	Number	Contractual Life
Exercise Prices	Outstanding	in Years	Exercisable	in Years
$11.01 - $12.00	161,085	1.82	161,085	1.82
$12.01 - $13.00	1,062	1.49	1,062	1.49
Total	162,147	1.82	162,147	1.82

There were no options granted during the three or six months ended June 30, 2023 or June 30, 2022.

The Company did not record any share-based compensation expense applicable to the Company’s share-based compensation plans for stock options during the three or six months ended June 30, 2023 or June 30, 2022.

The Company does not have any unrecognized share-based compensation expense related to nonvested options as of June 30, 2023.

The table below provides a summary of the restricted stock awards granted under the 2015 plan for the six months ended June 30, 2023.

	June 30, 2023
		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at January 1, 2023	55,185	$21.80
Granted	180	21.78
Vested	(8,704)	19.20
Forfeited	(370)	15.50
Nonvested at June 30, 2023	46,291	22.34

Compensation expense for restricted stock grants is recognized over the vesting period of the awards based on the fair value of the Company’s voting common stock at issue date. The fair value of the stock was determined using the closing stock price on the day of grant. The restricted stock grants vest over two to five years. The Company awarded 500 restricted stock grants during the six months ended June 30, 2022.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $137 thousand and $130 thousand for the three months ended June 30, 2023 and June 30, 2022, respectively. The total fair value of the shares, which vested during the three months ended June 30, 2023 and June 30, 2022, was $46 thousand and $65 thousand, respectively.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $334 thousand and $269 thousand for the six months ended June 30, 2023 and June 30, 2022, respectively. The total fair value of the shares, which vested during the six months ended June 30, 2023 and June 30, 2022, was $210 thousand and $371 thousand, respectively.

Unrecognized share-based compensation expense related to nonvested restricted stock grants amounted to $762 thousand as of June 30, 2023. This amount is expected to be recognized over a weighted-average period of 1.5 years.

Note 11— Regulatory Capital

The Company is a bank holding company with less than $3 billion in assets and does not (i) have significant off balance sheet exposure, (ii) engage in significant non-banking activities, or (iii) have a material amount of securities registered under the Securities Exchange Act of 1934, as amended (“Exchange Act”). As a result, the Company qualifies as a small bank holding company under the Federal Reserve’s Small Bank Holding Company Policy Statement and is currently not subject to consolidated regulatory capital requirements.

The Bank is subject to capital adequacy standards adopted by the Federal Reserve, including the capital rules that implemented the Basel III regulatory capital reforms developed by the Basel Committee on Banking Supervision. Failure to meet minimum capital requirements can initiate certain mandatory – possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that the Bank met all capital adequacy requirements to which it was subject as of June 30, 2023 and December 31, 2022.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, common equity Tier 1 to risk-weighted assets, and Tier 1 capital to average assets.

In addition to the minimum regulatory capital required for capital adequacy purposes, the Bank is required to maintain a minimum capital conservation buffer above those minimums in the form of common equity. The capital conservation buffer, which was phased in ratably over a four year period beginning January 1, 2016, is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. The capital conservation buffer was 2.5% at June 30, 2023, and is applicable for the common equity Tier 1, Tier 1, and total capital ratios.

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

As of June 30, 2023, the most recent notification from the Reserve Bank categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institution must maintain minimum total risk-based, common equity Tier 1, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The table below provides a summary of the Bank’s capital ratios as of June 30, 2023 and December 31, 2022.

					Minimum To Be Well Capitalized
	Actual		Minimum Capital Requirement(1)		Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2023
Total capital (to risk weighted assets)	$291,262	16.1%	$190,422	10.5%	$181,354	10.0%
Tier 1 capital (to risk weighted assets)	271,209	15.0%	154,151	8.5%	145,083	8.0%
Common equity tier 1 capital (to risk weighted assets)	271,209	15.0%	126,948	7.0%	117,880	6.5%
Tier 1 capital (to average assets)	271,209	11.6%	93,738	4.0%	117,173	5.0%

As of December 31, 2022
Total capital (to risk weighted assets)	$283,471	15.6%	$190,798	10.5%	$181,712	10.0%
Tier 1 capital (to risk weighted assets)	262,960	14.4%	155,219	8.5%	146,089	8.0%
Common equity tier 1 capital (to risk weighted assets)	262,960	14.4%	127,828	7.0%	118,697	6.5%
Tier 1 capital (to average assets)	262,960	11.3%	93,083	4.0%	116,354	5.0%

(1)Including capital conservation buffer.

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

The following table shows the components of non-interest income for the three and six months ended June 30, 2023 and June 30, 2022.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Service charges on deposit accounts (1)
Overdrawn account fees	$21	$22	$35	$41
Account service fees	61	62	119	120
Other service charges and fees (1)
Interchange income	104	105	203	198
Other charges and fees	210	52	314	96
Bank owned life insurance	101	95	201	190
Losses on sale of available-for-sale securities	—	—	(202)	—
Net gains (losses) on premises and equipment (1)	17	—	16	(1)
Insurance commissions (1)	50	44	256	265
Gain on sale of government guaranteed loans	23	—	23	—
Other operating income (loss) (2)	98	(271)	286	(386)
Total non-interest income	$685	$109	$1,251	$523
(1)	Income within the scope of ASC 606.
(2)

Includes other operating income within the scope of ASC 606 amounting to $14 thousand and $22 thousand for the three and six months ended June 30, 2023, respectively. Includes a gain of $84 thousand related to the fair value adjustment on equity securities carried at fair value for the three months ended June 30, 2023, which is outside the scope of ASC 606. Includes other operating income of $91 thousand related to swap fee income on a back-to-back loan swap and a gain of $172 thousand related to the fair value adjustment on equity securities carried at fair value for the six months ended June 30, 2023, both of which are outside the scope of ASC 606. These equity securities consist of mutual funds held in a trust and were obtained for the purpose of economically hedging changes in the nonqualified deferred compensation liability. Includes other operating income within the scope of ASC 606 amounting to $2 thousand and $6 thousand for the three and six months ended June 30, 2022, respectively. Includes other operating losses consisting of a fair value adjustment of $(273) thousand and $(391) thousand outside the scope of ASC 606 for the three and six months ended June 30, 2022, respectively.

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

Note 13— Other Operating Expenses

The following table shows the components of other operating expenses for the three and six months ended June 30, 2023 and June 30, 2022.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Advertising expense	$76	$61	$153	$100
Data processing	447	490	881	928
FDIC insurance	283	140	496	270
Professional fees	136	297	294	571
State franchise tax	604	523	1,181	1,047
Director costs	188	203	443	415
Other operating expenses	380	489	758	813
Total other operating expenses	$2,114	$2,203	$4,206	$4,144

Note 14— Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax for the six months ended June 30, 2023 and June 30, 2022.

	June 30, 2023
		Unrealized Gains on
		Securities Transferred from
	Unrealized Gain (Loss) on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Income (Loss)
Beginning balance, January 1, 2023	$(28,942)	$245	$(28,697)
Net change during the period	171	(49)	122
Ending balance, June 30, 2023	$(28,771)	$196	$(28,575)

	June 30, 2022
		Unrealized Gains on
		Securities Transferred from
	Unrealized Loss on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Loss
Beginning balance, January 1, 2022	$(789)	$389	$(400)
Net change during the period	(16,449)	(79)	(16,528)
Ending balance, June 30, 2022	$(17,238)	$310	$(16,928)

Items reclassified out of accumulated other comprehensive income (loss) to net income during the six months ended June 30, 2023 consisted of losses on securities classified as available-for-sale. The losses on these transactions totaled $202 thousand and the related tax benefit was $42 thousand. Losses are included in the “Losses on sale of available-for-sale securities” line item and the related tax is presented in the “Income tax expense” line item in the Consolidated Statements of Income. The Company did not have any items reclassified out of accumulated other comprehensive income (loss) to net income during the six months ended June 30, 2022.

Note 15 – Subsequent Events

On July 17, 2023, the Company sold certain lower-yielding available-for-sale investment securities with a total par value of $161.2 million and surrendered $21.4 million of bank owned life insurance (“BOLI”) contracts (the “restructuring”), resulting in a non-recurring, after-tax loss of $14.6 million. The sale of the available-for-sale securities will not impact book-value-per-share as the after-tax loss of $13.5 million was already reflected in accumulated other comprehensive loss as of June 30, 2023. The remaining $1.1 million after-tax loss stems from the taxation on the gain associated with the expected cash payout from the BOLI policies. The Company believes that the restructuring will positively impact long-term profitability. Refer to Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for additional information regarding the restructuring.

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

As with most community banks, the Bank derives a significant portion of its income from interest received on loans and investments. The Bank’s primary source of funding is deposits, both interest-bearing and non-interest-bearing. To account for credit risk inherent in all loans, the Bank maintains an allowance for loan credit losses to absorb lifetime losses on existing loans. The Bank establishes and maintains this allowance by recording a provision for credit losses against earnings. In addition to net interest income, the Bank also generates income through service charges on deposits, insurance commission income, income from bank owned life insurance, merchant services fee income, swap fee income and gain on sale of the guaranteed portion of Small Business Administration (“SBA”) 7(a) loans. In order to maintain its operations, the Bank incurs various operating expenses which are further described within the “Results of Operations” later in this section.

As of June 30, 2023, the Company had total consolidated assets of $2.36 billion, total loans net of unearned income of $1.77 billion, total deposits of $2.05 billion and total shareholders’ equity of $219.0 million.

Selected Financial Data

The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of June 30, 2023 and June 30, 2022 and the selected income statement data for the three and six months ended June 30, 2023 and June 30, 2022 have been derived from our consolidated financial statements.

	As of or for the Three Months Ended		As of or for the Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Balance Sheet Data:
Loans, net of unearned income	$1,769,801	$1,692,652	$1,769,801	$1,692,652
Allowance for loan credit losses	20,629	20,031	20,629	20,031
Total assets	2,364,250	2,316,374	2,364,250	2,316,374
Deposits	2,046,309	2,043,741	2,046,309	2,043,741
Shareholders’ equity	218,970	207,530	218,970	207,530
Asset Quality Data:
Net (charge-offs) recoveries to average total loans, net of unearned income (annualized)	0.00%	0.00%	0.00%	0.00%
Allowance for loan credit losses to nonperforming loans	NM	NM	NM	NM
Allowance for loan credit losses to total gross loans net of unearned income	1.17%	1.18%	1.17%	1.18%
Non-performing assets to total assets	0.00%	0.00%	0.00%	0.00%
Non-performing loans to total loans	0.00%	0.00%	0.00%	0.00%
Capital Ratios (Bank level):
Equity-to-total assets ratio	10.2%	9.9%	10.2%	9.9%
Total risk-based capital ratio	16.1%	15.1%	16.1%	15.1%
Tier 1 risk-based capital ratio	15.0%	14.0%	15.0%	14.0%
Common equity tier 1 ratio	15.0%	14.0%	15.0%	14.0%
Leverage ratio	11.6%	11.0%	11.6%	11.0%
Income Statement Data:
Interest and dividend income	$24,455	$19,555	$47,908	$39,300
Interest expense	12,446	2,247	21,430	4,076
Net interest income	$12,009	$17,308	$26,478	$35,224
Provision for (recovery of) credit losses	(868)	—	(1,642)	—
Non-interest income	685	109	1,251	523
Non-interest expense	7,831	7,681	15,601	16,467
Income before taxes	$5,731	$9,736	$13,770	$19,280
Income tax expense	1,241	1,854	2,976	3,724
Net income	$4,490	$7,882	$10,794	$15,556
Per Share Data and Shares Outstanding:
Weighted average common shares (basic)	14,077,658	13,932,256	14,150,155	13,858,057
Weighted average common shares (diluted)	14,143,253	14,085,160	14,228,155	14,042,205
Common shares outstanding	14,126,138	14,026,589	14,126,138	14,026,589
Earnings per share, basic	$0.32	$0.56	$0.76	$1.11
Earnings per share, diluted	$0.32	$0.56	$0.76	$1.10
Book value	$15.50	$14.80	$15.50	$14.80
Performance Ratios:
Return on average assets ("ROAA")(1)	0.77%	1.41%	0.93%	1.41%
Return on average equity ("ROAE")(2)	8.13%	15.28%	9.85%	15.02%
Net interest margin(3)	2.10%	3.16%	2.33%	3.25%
Non-interest expense to average assets (annualized)(4)	1.34%	1.38%	1.34%	1.49%
Efficiency ratio(5)	61.7%	44.1%	56.3%	46.1%

NM – Not meaningful

(1)	ROAA is calculated by dividing year-to-date net income annualized by year-to-date average assets.
(2)	ROAE is calculated by dividing year-to-date net income annualized by year-to-date average equity.
(3)	Net interest margin for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(4)	Non-interest expense to average assets is calculated by dividing year-to-date annualized non-interest expense by year-to-date average assets.
(5)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

Results of Operations – Six Months Ended June 30, 2023 and June 30, 2022

Overview

Net income for the six months ended June 30, 2023 decreased $4.8 million or 30.6% to $10.8 million compared to $15.6 million for the same period of 2022.  Diluted earnings per share for the six months ended June 30, 2023 were $0.76, a 31.3% decrease when compared to the $1.10 reported for the six months ended June 30, 2022.

Net interest income for the six months ended June 30, 2023 decreased $8.7 million or 24.8% compared to the same period of 2022, driven primarily by the increase in costs of interest-bearing liabilities outpacing the increase in yield on interest-earning assets.

The Company recorded a $1.6 million recovery of provision for credit losses for the six months ended June 30, 2023 compared to no provision for the six month ended June 30, 2022. Additional discussion of the provision for credit losses is included below under the heading Provision for Credit Losses.

Non-interest income increased $728 thousand during the six months ended June 30, 2023 compared to the same period of 2022. The increase in non-interest income was primarily due to an increase of $563 thousand as a result of mark-to-market adjustments on investments related to the Company’s nonqualified deferred compensation plan. The Company also had an increase in other service charges and fee income of $223 thousand primarily as a result of penalty fee income recognized on the early withdrawal of certificates of deposit, as well as a $91 thousand increase in customer interest rate swap fee income. These increases were partially offset by losses of $202 thousand recognized on the sale of $12.0 million of investment securities during six months ended June 30, 2023. The sales were executed to manage the Company’s interest rate risk position and allow for the reinvestment of proceeds into higher yielding assets.

Non-interest expense decreased $866 thousand or 5.3% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in non-interest expense was primarily due to decreases in salaries and employee benefits expense, professional fees, occupancy expense of premises and furniture and equipment expense. The decrease in salaries and employee benefits was primarily due to a reduction in incentive compensation accruals when compared to the same period of the prior year. Incentive compensation accruals can fluctuate materially from quarter to quarter, based upon the Company’s financial performance and conditions measured against, among other evaluation criteria, our strategic plan and budget. At the end of each year, the ultimate determination of the incentive compensation is approved by the Board of Directors. The decrease in professional fees was due to non-recurring professional fees incurred in the first half of 2022 as part of our registration with the SEC and timing of projects. The decrease in occupancy expense of premises was due to a decrease in office rent as a result of the renegotiation of certain leases. The decrease in furniture and equipment expense was due to lower depreciation expense on fixed assets. The decrease in non-interest expense was partially offset by increases in FDIC insurance expense, franchise tax expense and director compensation expense. The increase in FDIC insurance expense was attributable to the FDIC increasing the base assessment rate for all insured depository institutions. The increase in franchise tax expense was due to an increase in the Bank’s equity as that is the basis the Commonwealth of Virginia uses to assess taxes on banking institutions. The increase in director compensation expense was primarily due to the accelerated vesting of restricted stock awards as a result of the death of a director during the first quarter of 2023.

The ROAA for the six months ended June 30, 2023 and June 30, 2022 was 0.93% and 1.41%, respectively. The ROAE for the six months ended June 30, 2023 and June 30, 2022 was 9.85% and 15.02%, respectively.

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

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the six months ended June 30, 2023 and June 30, 2022.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

	June 30, 2023			June 30, 2022
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$449,272	$4,536	2.04%	$407,341	$3,397	1.68%
Tax-exempt(1)	3,184	43	2.72%	5,004	76	3.06%
Total securities	$452,456	$4,579	2.04%	$412,345	$3,473	1.70%
Loans, net of unearned income(2):
Taxable	1,741,915	40,969	4.74%	1,611,916	35,209	4.40%
Tax-exempt(1)	28,447	584	4.14%	19,367	391	4.07%
Total loans, net of unearned income	$1,770,362	$41,553	4.73%	$1,631,283	$35,600	4.40%
Interest-bearing deposits in other banks	$77,571	$1,908	4.96%	$150,734	$325	0.43%
Total interest-earning assets	$2,300,389	$48,040	4.21%	$2,194,362	$39,398	3.62%
Total non-interest earning assets	39,342			33,830
Total assets	$2,339,731			$2,228,192
Liabilities & Shareholders’ Equity:
Interest-bearing deposits
NOW accounts	$272,872	$2,245	1.66%	$323,546	$424	0.26%
Money market accounts	390,511	4,951	2.56%	395,532	789	0.40%
Savings accounts	81,025	475	1.18%	111,312	177	0.32%
Time deposits	858,027	12,647	2.97%	635,359	1,631	0.52%
Total interest-bearing deposits	$1,602,435	$20,318	2.56%	$1,465,749	$3,021	0.42%
Federal funds purchased	392	9	4.63%	—	—	0.00
Subordinated debt	24,643	698	5.71%	27,007	1,013	7.56%
Other borrowed funds	17,023	405	4.80%	12,453	42	0.68%
Total interest-bearing liabilities	$1,644,493	$21,430	2.63%	$1,505,209	$4,076	0.55%
Demand deposits	456,445			497,899
Other liabilities	17,845			16,161
Total liabilities	$2,118,783			$2,019,269
Shareholders’ equity	$220,948			$208,923
Total liabilities and shareholders’ equity	$2,339,731			$2,228,192
Net interest spread			1.58%			3.07%
Net interest income and margin		$26,610	2.33%		$35,322	3.25%
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)	The Company did not have any loans on non-accrual as of June 30, 2023 or June 30, 2022.

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

Tax-Equivalent Net Interest Income

	Six months ended
	June 30,
(Dollars in thousands)	2023	2022
GAAP Financial Measurements:
Interest Income - Loans	$41,430	$35,518
Interest Income - Securities and Other Interest-Earning Assets	6,478	3,782
Interest Expense - Deposits	20,318	3,021
Interest Expense - Borrowings	1,112	1,055
Total Net Interest Income	$26,478	$35,224

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	123	82
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	9	16
Total Tax Benefit on Tax-Exempt Interest Income (1)	$132	$98
Tax-Equivalent Net Interest Income	$26,610	$35,322

(1)Tax benefit was calculated using the federal statutory tax rate of 21%.

Net interest income decreased $8.7 million or 24.7% on a fully tax-equivalent basis for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The decrease in net interest income was driven by the increase in the costs of interest-bearing liabilities outpacing the increase in yield on interest-earning assets.

On a fully tax-equivalent basis, the net interest margin was 2.33% for the six months ended June 30, 2023, compared to 3.25% for the six months ended June 30, 2022. The decrease in net interest margin was primarily due to increases in the cost of interest-bearing deposits and other borrowed funds outpacing the increase in yield on loans and securities. The cost of interest-bearing liabilities increased 2.08% from 0.55% for the six months ended June 30, 2022 to 2.63% for the six months ended June 30, 2023. The increase in the cost of interest-bearing liabilities was primarily due to higher interest expense on deposits and other borrowings. The increase in the overall cost of interest-bearing liabilities in the first half of 2023 relative to the same period of the prior year is largely due to rate hikes totaling 5.00% by the Federal Reserve Bank since the beginning of 2022, which is increasing cost of funds and compressing net interest margins broadly across the banking industry.

The loan portfolio’s yield for the six months ended June 30, 2023 was 4.73% compared to 4.40% for the six months ended June 30, 2022. The increase of 0.33% was primarily attributable to an increase in yield on the Company’s variable rate loans as a result of an increase in interest rates subsequent to June 30, 2022 coupled with a higher weighted average yield on loans originated since the second quarter of 2022.

The investment securities portfolio’s yield for the six months ended June 30, 2023 was 2.04% compared to 1.70% for the six months ended June 30, 2022. The increase of 0.34% was primarily due to higher yields on investment securities purchased subsequent to June 30, 2022.

The yield on interest-bearing deposits due from banks for the six months ended June 30, 2023 was 4.96% compared to 0.43% for the six months ended June 30, 2022. The increase of 4.53% was primarily due to a higher federal funds rate during the six months ended June 30, 2023 when compared to the same period of 2022.

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

Rate/Volume Analysis

	For the Six Months Ended June 30,
	2023 and 2022
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$402	$737	$1,139
Tax-exempt(1)	(27)	(6)	(33)
Total securities	$375	$731	$1,106
Loans, net of unearned income:
Taxable	3,058	2,702	5,760
Tax-exempt(1)	187	6	193
Total loans, net of unearned income(2)	$3,245	$2,708	$5,953
Interest-bearing deposits in other banks	$(1,746)	$3,329	$1,583
Total interest-earning assets	$1,874	$6,768	$8,642
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$(517)	$2,338	$1,821
Money market accounts	(143)	4,305	4,162
Savings accounts	(178)	476	298
Time deposits	3,242	7,774	11,016
Total interest-bearing deposits	$2,404	$14,893	$17,297
Federal funds purchased	9	—	9
Subordinated debt	(67)	(248)	(315)
Other borrowed funds	127	236	363
Total interest-bearing liabilities	$2,473	$14,881	$17,354
Change in net interest income	$(599)	$(8,113)	$(8,712)
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

(2)The Company did not have any loans on non-accrual as of June 30, 2023 or June 30, 2022.

Interest Income

Interest income increased by $8.6 million or 21.9% to $48.0 million on a fully tax-equivalent basis for the six months ended June 30, 2023 compared to $39.4 million for the six months ended June 30, 2022, driven by both an increase in volume and rates on interest-earning assets. The increase in volume of average interest-earning assets was primarily attributable to the Company’s loan portfolio. The increase in rate on interest-earning assets was primarily attributable to interest-bearing deposits due from banks, as well as the Company’s loan portfolio.

Fully tax-equivalent interest income on loans increased by approximately $6.0 million as a result of volume and an increase in rate. Average loans for the comparative six month period increased approximately $139.1 million between June 30, 2023 and June 30, 2022, which was primarily attributable to origination volume in the commercial real estate and residential real estate portfolios subsequent to June 30, 2022.

Fully tax-equivalent interest income on investment securities increased by approximately $1.1 million as a result of volume growth and rate increases. Average investment securities for the comparative six month period increased approximately $40.1 million between the six months ended June 30, 2023 and June 30, 2022. The increase in investment securities was due to purchases and funded primarily by Paycheck Protection Program loan payoffs.

The increase in rates on loans, investment securities, and interest-bearing deposits in other banks was primarily attributable to an increase in benchmark interest rates since June 30, 2022.

Interest Expense

Interest expense increased by $17.3 million to $21.4 million for the six months ended June 30, 2023 compared to $4.1 million for the six months ended June 30, 2022, primarily due to an increase in rates and, to a lesser extent, volume of deposits. The increase in rates was primarily a result of the repricing of the Company’s time deposits coupled with an increase in rates offered on deposit accounts subsequent to June 30, 2022 as a result of an increase in benchmark interest rates.

Provision for Credit Losses

The Company recorded a $1.6 million recovery of provision for credit losses for the six months ended June 30, 2023 compared to no provision for the six months ended June 30, 2022. The recovery of provision for credit losses for the current period that is directly attributable to the loan portfolio was $1.7 million. The current period net recovery of provision for credit losses also contains a $104 thousand provision expense associated with unfunded loan commitments, which partially offset the recovery of provision for credit losses directly attributable to the loan portfolio.

The recovery of provision for credit losses during the six months ended June 30, 2023 directly attributable to the loan portfolio was primarily due to an improvement in the forecasted housing price index used in the quantitative component of the CECL model, changes in qualitative factors and a decrease in loan balances during the first half of the year.

The provision for credit losses during the six months ended June 30, 2023 directly attributable to unfunded loan commitments was primarily due to an increase in unfunded loan commitment balances during the first half of 2023.

See “Asset Quality” below for additional information on the credit quality of the loan portfolio.

Non-interest Income

The Company’s recurring sources of non-interest income consist primarily of bank owned life insurance income, service charges on deposit accounts, interchange income and insurance commissions. Generally speaking, loan fees are included in interest income on the loan portfolio and not reported as non-interest income.

The following table summarizes non-interest income for the six months ended June 30, 2023 and June 30, 2022.

	Six months ended
	June 30,
(Dollars in thousands)	2023	2022
Service charges on deposit accounts
Overdrawn account fees	$35	$41
Account service fees	119	120
Other service charges and fees
Interchange income	203	198
Other charges and fees	314	96
Bank owned life insurance	201	190
Losses on sale of available-for-sale securities	(202)	—
Net gains (losses) on premises and equipment	16	(1)
Insurance commissions	256	265
Gain on sale of government guaranteed loans	23	—
Other operating income (loss)	286	(386)
Total non-interest income	$1,251	$523

Non-interest income increased $728 thousand during the six months ended June 30, 2023 compared to the same period of 2022. The increase in non-interest income was primarily due to an increase of $563 thousand as a result of mark-to-market adjustments on investments related to the Company’s nonqualified deferred compensation plan. The Company also had an increase in other service charges and fee income of $223 thousand primarily as a result of penalty fee income recognized on the early withdrawal of certificates of deposit, as well as a $91 thousand increase in customer interest rate swap fee income. These increases were partially offset by losses of $202 thousand recognized on the sale of $12.0 million of investment securities during six months ended June 30, 2023. The sales were executed to manage the Company’s interest rate risk position, allow for the reinvestment of proceeds into higher yielding assets and as a risk management strategy to reduce the Company’s exposure to municipalities. Excluding mark-to-market adjustments on nonqualified deferred compensation plan investments and the loss on securities sold, non-interest income increased $367 thousand or 40.2% when compared to the same period in 2022.

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

The following table summarizes non-interest expense for the the six months ended June 30, 2023 and June 30, 2022.

	Six months ended
	June 30,
(Dollars in thousands)	2023	2022
Salaries and employee benefits expense	$9,877	$10,682
Occupancy expense of premises	918	975
Furniture and equipment expenses	600	666
Advertising expense	153	100
Data processing	881	928
FDIC insurance	496	270
Professional fees	294	571
State franchise tax	1,181	1,047
Bank insurance	114	90
Vendor services	273	301
Supplies, printing, and postage	62	61
Director costs	443	415
Other operating expenses	309	361
Total non-interest expense	$15,601	$16,467

Non-interest expense decreased $866 thousand or 5.3% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in non-interest expense was primarily due to decreases in salaries and employee benefits expense, professional fees, occupancy expense of premises and furniture and equipment expense. The decrease in salaries and employee benefits was primarily due to a reduction in incentive compensation accruals when compared to the same period of the prior year. Incentive compensation accruals can fluctuate materially from quarter to quarter, based upon the Company’s financial performance and conditions measured against, among other evaluation criteria, our strategic plan and budget. At the end of each year, the ultimate determination of the incentive compensation is approved by the Board of Directors. The decrease in professional fees was due to non-recurring professional fees incurred in the first half of 2022 as part of our registration with the SEC and timing of projects. The decrease in occupancy expense of premises was due to a decrease in office rent as a result of the renegotiation of certain leases. The decrease in furniture and equipment expense was due to lower depreciation expense on fixed assets.

The decrease in non-interest expense was partially offset by increases in FDIC insurance expense, franchise tax expense and director compensation expense. The increase in FDIC insurance expense was attributable to the FDIC increasing the base assessment rate for all insured depository institutions. The increase in franchise tax expense was due to an increase in the Bank’s equity as that is the basis the Commonwealth of Virginia uses to assess taxes on banking institutions. The increase in director compensation expense was primarily due to the accelerated vesting of restricted stock awards as a result of the death of a director during the first quarter of 2023.

Income Taxes

Income tax expense decreased $748 thousand or 20.1% to $3.0 million for the six months ended June 30, 2023 compared to $3.7 million for the six months ended June 30, 2022. Our effective tax rate for the six months ended June 30, 2023 was 21.6%, compared to 19.3% for the same period of 2022. The increase in our effective tax rate was primarily due to non-recurring tax benefits realized in connection with the exercise of certain nonqualified stock options during the six months ended June 30, 2022.

Results of Operations – Three Months Ended June 30, 2023 and June 30, 2022

Overview

Net income for the three months ended June 30, 2023 decreased $3.4 million or 43.0% to $4.5 million compared to $7.9 million for the three months ended June 30, 2022. Diluted earnings per share for the three months ended June 30, 2023 were $0.32, a 42.9% decrease when compared to the $0.56 reported for the three months ended June 30, 2022.

Net interest income for the three months ended June 30, 2023 decreased $5.3 million or 30.6% compared to the three months ended June 30, 2022, driven primarily by the increase in costs of interest-bearing liabilities outpacing the increase in yield on interest-earning assets.

The Company recorded a $868 thousand recovery of provision for credit losses for the three months ended June 30, 2023 compared to no provision for the three months ended June 30, 2022. Additional discussion of the provision for credit losses is included below under the heading Provision for Credit Losses.

Non-interest income increased $576 thousand during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in non-interest income was primarily due to an increase of $357 thousand as a result of mark-to-market adjustments on investments related to the Company’s nonqualified deferred compensation plan. The Company also had an increase in other service charges and fee income of $157 thousand primarily as a result of penalty fee income recognized on the early withdrawal of certificates of deposit. The increase in non-interest income was also attributable to a $23 thousand gain recorded as a result of the Company’s first sale of the guaranteed portion of a SBA 7(a) loan.

Non-interest expense increased $150 thousand or 2.0% during the second quarter of 2023 compared to the three months ended June 30, 2022. The increase in non-interest expense was primarily due to an increase in salaries and employee benefit expense as a result of lower offsetting direct loan origination costs as a result of lower loan origination volume in the second quarter of 2023 when compared to the same period of the prior year. Salaries and employee benefit expense is reduced to account for the portion of salary costs incurred to originate a loan and are subsequently amortized into net interest income to match the costs incurred with the economic benefit derived from originating a loan. The increase in non-interest expense was also attributable to increases in FDIC insurance expense and franchise tax expense. The increase in FDIC insurance expense resulted from the FDIC increasing the base assessment rate for all insured depository institutions. The increase in franchise tax expense was due to an increase in the Bank’s equity as that is the basis the Commonwealth of Virginia uses to assess taxes on banking institutions. The increase in non-interest expense was partially offset by decreases in professional fees, occupancy expense of premises and furniture and equipment expense. The decrease in professional fees was due to non-recurring professional fees incurred in the second quarter of 2022 as part of our registration with the SEC and timing of projects. The decrease in occupancy expense of premises was due to a decrease in office rent as a result of the renegotiation of certain leases. The decrease in furniture and equipment expense was due to lower depreciation expense on fixed assets. The Company continues to analyze cost savings opportunities on existing leases and material contracts.

The ROAA for the three months ended June 30, 2023 and June 30, 2022 was 0.77% and 1.41%, respectively. The ROAE for the three months ended June 30, 2023 and June 30, 2022 was 8.13% and 15.28%, respectively.

Net Interest Income and Net Interest Margin

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the three months ended June 30, 2023 and June 30, 2022.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

	June 30, 2023			June 30, 2022
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$438,845	$2,210	2.02%	$442,686	$1,957	1.77%
Tax-exempt(1)	2,933	20	2.74%	5,002	38	3.05%
Total securities	$441,778	$2,230	2.02%	$447,688	$1,995	1.79%
Loans, net of unearned income(2):
Taxable	1,739,511	20,775	4.79%	1,622,666	17,180	4.25%
Tax-exempt(1)	28,320	292	4.14%	19,248	195	4.06%
Total loans, net of unearned income	$1,767,831	$21,067	4.78%	$1,641,914	$17,375	4.24%
Interest-bearing deposits in other banks	$95,441	$1,225	5.15%	$115,107	$234	0.82%
Total interest-earning assets	$2,305,050	$24,522	4.27%	$2,204,709	$19,604	3.57%
Total non-interest earning assets	39,662			35,410
Total assets	$2,344,712			$2,240,119
Liabilities & Shareholders’ Equity:
Interest-bearing deposits
NOW accounts	$287,094	$1,483	2.07%	$322,255	$222	0.28%
Money market accounts	352,373	2,476	2.82%	398,641	439	0.44%
Savings accounts	74,483	231	1.24%	114,216	89	0.31%
Time deposits	901,104	7,569	3.37%	633,273	948	0.60%
Total interest-bearing deposits	$1,615,054	$11,759	2.92%	$1,468,385	$1,698	0.46%
Federal funds purchased	—	—	0.00%	—	—	0.00%
Subordinated debt	24,653	349	5.68%	29,222	537	7.37%
Other borrowed funds	27,890	338	4.86%	6,967	12	0.69%
Total interest-bearing liabilities	$1,667,597	$12,446	2.99%	$1,504,574	$2,247	0.60%
Demand deposits	436,648			511,846
Other liabilities	18,859			16,732
Total liabilities	$2,123,104			$2,033,152
Shareholders’ equity	$221,608			$206,967
Total liabilities and shareholders’ equity	$2,344,712			$2,240,119
Net interest spread			1.28%			2.97%
Net interest income and margin		$12,076	2.10%		$17,357	3.16%
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)	The Company did not have any loans on nonaccrual as of June 30, 2023 or June 30, 2022.

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

Tax-Equivalent Net Interest Income

	Three months ended
	June 30,
(Dollars in thousands)	2023	2022
GAAP Financial Measurements:
Interest Income - Loans	$21,005	$17,334
Interest Income - Securities and Other Interest-Earning Assets	3,450	2,221
Interest Expense - Deposits	11,759	1,698
Interest Expense - Borrowings	687	549
Total Net Interest Income	$12,009	$17,308

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	62	41
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	5	8
Total Tax Benefit on Tax-Exempt Interest Income (1)	$67	$49
Tax-Equivalent Net Interest Income	$12,076	$17,357
(1)	Tax benefit was calculated using the federal statutory tax rate of 21%.

Net interest income decreased $5.3 million or 30.4% on a fully tax-equivalent basis for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The decrease in net interest income was driven by the increase in the costs of interest-bearing liabilities outpacing the increase in yield on interest-earning assets.

On a fully tax-equivalent basis, the net interest margin was 2.10% for the three months ended June 30, 2023, compared to 3.16% for the three months ended June 30, 2022. The decrease in net interest margin was primarily due to an increase in the cost of interest-bearing liabilities, which more than offset the increase in yields on loans, investments, and interest-bearing deposits in other banks. The cost of interest-bearing liabilities was 2.99% for the second quarter of 2023 compared to 0.60% for the same quarter of the prior year. The increase in the cost of interest-bearing liabilities was primarily due to a 2.46% increase in the cost of interest-bearing deposits as a result of the repricing of the Company’s time deposits coupled with an increase in rates offered on deposit accounts subsequent to June 30, 2022 as a result of higher market interest rates.

The loan portfolio’s yield for the three months ended June 30, 2023 was 4.78% compared to 4.24% for the three months ended June 30, 2022. The increase of 0.54% was primarily attributable to an increase in yield on the Company’s variable rate loans as a result of an increase in interest rates subsequent to June 30, 2022 coupled with a higher weighted average yield on loans originated since the second quarter of 2022.

The investment securities portfolio’s yield for the three months ended June 30, 2023 was 2.02% compared to 1.79% for the three months ended June 30, 2022. The increase of 0.23% was primarily due to higher yields on investment securities purchased subsequent to June 30, 2022.

The yield on interest-bearing deposits due from banks for the three months ended June 30, 2023 was 5.15% compared to 0.82% for the three months ended June 30, 2022. The increase of 4.33% was primarily due to a higher federal funds rate during the three months ended June 30, 2023 when compared to the same period of 2022.

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

Rate/Volume Analysis

	For the Three Months Ended June 30,
	2023 and 2022
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$(17)	$270	$253
Tax-exempt(1)	(14)	(4)	(18)
Total securities	$(31)	$266	$235
Loans, net of unearned income:
Taxable	1,396	2,199	3,595
Tax-exempt(1)	94	3	97
Total loans, net of unearned income(2)	$1,490	$2,202	$3,692
Interest-bearing deposits in other banks	$(252)	$1,243	$991
Total interest-earning assets	$1,207	$3,711	$4,918
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$(163)	$1,424	$1,261
Money market accounts	(426)	2,463	2,037
Savings accounts	(123)	265	142
Time deposits	2,232	4,389	6,621
Total interest-bearing deposits	$1,520	$8,541	$10,061
Federal funds purchased	—	—	—
Subordinated debt	(64)	(124)	(188)
Other borrowed funds	338	(12)	326
Total interest-bearing liabilities	$1,794	$8,405	$10,199
Change in net interest income	$(587)	$(4,694)	$(5,281)
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

(2)The Company did not have any loans on nonaccrual as of June 30, 2023 or June 30, 2022.

Interest Income

Interest income increased by $4.9 million or 25.1% to $24.5 million on a fully tax-equivalent basis for the three months ended June 30, 2023 compared to $19.6 million for the three months ended June 30, 2022, driven by both an increase in volume and rates on interest-earning assets. The increase in volume of average interest-earning assets was primarily attributable to the Company’s loan portfolio. The increase in rate on interest-earning assets was primarily attributable to the loan portfolio and interest-bearing deposits due from banks.

Fully tax-equivalent interest income on loans increased by approximately $3.7 million as a result of volume growth and an increase in rate. Average loans increased approximately $125.9 million between the three months ended June 30, 2023 and June 30, 2022, which was primarily attributable to origination volume in the commercial real estate and residential real estate portfolios subsequent to June 30, 2022.

Fully tax-equivalent interest income on investment securities increased by approximately $266 thousand as a result of rate increases, which was partially offset by a decrease in fully tax-equivalent interest income of $31 thousand due to a decrease in volume. Average investment securities decreased approximately $5.9 million between the three months ended June 30, 2023 and June 30, 2022. The decrease in investment securities was primarily due to the amortization of securities coupled with the sale of securities during the six months ended June 30, 2023.

The increase in rates on loans, investment securities, and interest-bearing deposits in other banks was primarily attributable to an increase in benchmark interest rates since June 30, 2022.

Interest Expense

Interest expense increased by $10.2 million to $12.4 million for the three months ended June 30, 2023 compared to $2.2 million for the three months ended June 30, 2022, primarily due to an increase in rates and, to a lesser extent, volume of deposits. The increase in rates was primarily a result of the repricing of the Company’s time deposits coupled with an increase in rates offered on deposit accounts subsequent to June 30, 2022 as a result of an increase in benchmark interest rates.

Provision for Credit Losses

The Company recorded a $868 thousand recovery of provision for credit losses for the second quarter of 2023 compared to no provision for the second quarter of 2022. The recovery of provision for credit losses for the current period that is directly attributable to the loan portfolio was $990 thousand. The current period net recovery of provision for credit losses also contains a $122 thousand provision expense associated with unfunded loan commitments, which partially offset the recovery of provision for credit losses directly attributable to the loan portfolio.

The recovery of provision for credit losses during the second quarter of 2023 directly attributable to the loan portfolio was primarily due to an improvement in the forecasted housing price index used in the quantitative component of the CECL model, changes in qualitative factors and a decrease in loan balances during the second quarter of 2023.

The provision for credit losses during the second quarter of 2023 directly attributable to unfunded loan commitments was primarily due to an increase in unfunded loan commitment balances during the second quarter of 2023.

See “Asset Quality” section below for additional information on the credit quality of the loan portfolio.

Non-interest Income

The following table summarizes non-interest income for the three months ended June 30, 2023 and June 30, 2022.

	Three months ended
	June 30,
(Dollars in thousands)	2023	2022
Service charges on deposit accounts
Overdrawn account fees	$21	$22
Account service fees	61	62
Other service charges and fees
Interchange income	104	105
Other charges and fees	210	52
Bank owned life insurance	101	95
Net gains on premises and equipment	17	—
Insurance commissions	50	44
Gain on sale of government guaranteed loans	23	—
Other operating income (loss)	98	(271)
Total non-interest income	$685	$109

Non-interest income increased $576 thousand during the second quarter of 2023 compared to the second quarter of 2022. The increase in non-interest income was primarily due to an increase of $357 thousand as a result of mark-to-market adjustments on investments related to the Company’s nonqualified deferred compensation plan. The Company also had an increase in other service charges and fee income of $157 thousand primarily as a result of penalty fee income recognized on the early withdrawal of certificates of deposit. The increase in non-interest income was also attributable to a $23 thousand gain recorded as a result of the Company’s first sale of the guaranteed portion of a Small Business Administration 7(a) loan. Excluding mark-to-market adjustments on nonqualified deferred compensation plan investments, non-interest income increased $219 thousand or 57.3% when compared to the same period in 2022.

Non-interest Expense

The following table summarizes non-interest expense for the three months ended June 30, 2023 and June 30, 2022.

	Three months ended
	June 30,
(Dollars in thousands)	2023	2022
Salaries and employee benefits expense	$4,965	$4,655
Occupancy expense of premises	448	482
Furniture and equipment expenses	304	341
Advertising expense	76	61
Data processing	447	490
FDIC insurance	283	140
Professional fees	136	297
State franchise tax	604	523
Bank insurance	57	45
Vendor services	129	149
Supplies, printing, and postage	37	40
Director costs	188	203
Other operating expenses	157	255
Total non-interest expense	$7,831	$7,681

Non-interest expense increased $150 thousand or 2.0% during the second quarter of 2023 compared to the three months ended June 30, 2022. The increase in non-interest expense was primarily due to an increase in salaries and employee benefit expense as a result of lower offsetting direct loan origination costs as a result of lower loan origination volume in the second quarter of 2023 when compared to the same period of the prior year. Salaries and employee benefit expense is reduced to account for the portion of salary costs incurred to originate a loan and are subsequently amortized into net interest income to match the costs incurred with the economic benefit derived from originating a loan. The increase in non-interest expense was also attributable to increases in FDIC insurance expense and franchise tax expense. The increase in FDIC insurance expense resulted from the FDIC increasing the base assessment rate for all insured depository institutions. The increase in franchise tax expense was due to an increase in the Bank’s equity as that is the basis the Commonwealth of Virginia uses to assess taxes on banking institutions.

The increase in non-interest expense was partially offset by decreases in professional fees, occupancy expense of premises, furniture and equipment expense, data processing fees and other operating expenses. The decrease in professional fees was due to non-recurring professional fees incurred in the second quarter of 2022 as part of our registration with the SEC and timing of projects. The decrease in occupancy expense of premises was due to a decrease in office rent as a result of the renegotiation of certain leases. The decrease in furniture and equipment expense was due to lower depreciation expense on fixed assets. The decrease in data processing fees due to contract renegotiations. The Company continues to analyze cost savings opportunities on existing leases and material contracts.

Income Taxes

Income tax expense decreased $613 thousand or 33.1% to $1.2 million for the three months ended June 30, 2023 compared to $1.9 million for the three months ended June 30, 2022. Our effective tax rate for the three months ended June 30, 2023 was 21.7%, compared to 19.0% for the same period ended June 30, 2022. The increase in our effective tax rate was primarily due to non-recurring tax benefits realized in connection with the exercise of certain nonqualified stock options during the second quarter of 2022.

Discussion and Analysis of Financial Condition

Assets, Liabilities, and Shareholders’ Equity

The Company’s total assets increased $16.0 million or 0.7% to $2.36 billion at June 30, 2023 compared to $2.35 billion at December 31, 2022. The increase in total assets is primarily attributable to an increase in interest-bearing deposits in banks of $60.6 million, partially offset from decreases in available-for-sale securities and loans net of unearned income of $32.3 and $19.7 million, respectively.

The Company’s total liabilities increased $9.8 million or 0.5% to $2.15 billion at June 30, 2023 compared to $2.14 billion at December 31, 2022. The increase in total liabilities was primarily attributable to a $54.0 million increase in borrowings as a result of the BTFP advance obtained during the second quarter of 2023. The increase in total liabilities was partially offset by a decrease in federal funds purchased and deposits of $25.5 million and $21.4 million, respectively.

Shareholders’ equity increased $6.2 million or 2.9% to $219.0 million at June 30, 2023 compared to $212.8 million at December 31, 2022. The increase in shareholders’ equity was primarily attributable to net income for the six months ended June 30, 2023, a decrease in other comprehensive loss during the period as a result of changes in fair value in the Company’s available-for-sale investment portfolio, and an increase in additional paid-in capital as a result of option exercises during the six months ended June 30, 2023. The increase was partially offset by the impact of the Company’s adoption of ASC 326 on January 1, 2023 and dividends declared. Book value per share was $15.50 as of June 30, 2023 compared to $15.09 as of December 31, 2022.

Investment Securities

The Company maintains a primarily fixed income investment securities portfolio that had a total carrying value of $422.7 million at June 30, 2023 and $457.0 million at December 31, 2022. The investment portfolio is used as a source of liquidity, interest income, and credit risk diversification, as well as to manage rate sensitivity and provide collateral for secured public funds and secured credit lines. Investment securities are classified as available-for-sale or held-to-maturity based on management’s investment strategy and management’s assessment of the intent and ability to hold the securities until maturity. Investment securities that we may sell prior to maturity in response to changes in management’s investment strategy, liquidity needs, interest rate risk profile or for other reasons are classified as available-for-sale. The Company also had restricted stock and equity securities within its investment securities portfolio with total carrying values of $4.5 million and $2.7 million, respectively, as of June 30, 2023 and $4.4 million and $2.1 million, respectively, as of December 31, 2022.

The Company did not purchase investment securities during the six months ended June 30, 2023. During the six months ended June 30, 2023, the Company sold available-for-sale securities with a total par value of $12.0 million, which were comprised of $10.0 million of U.S. Treasuries and $2.0 million of municipal bonds. The sale resulted in a pre-tax loss of $202 thousand. The Company had $22.8 million in maturities, calls and principal repayments on securities during the six months ended June 30, 2023, which was comprised of $20.3 million of mortgage-backed securities and $2.5 million of collateralized mortgage obligation securities.

The following table summarizes the amortized cost and fair value of the Company’s fixed income investment portfolio as of June 30, 2023 and December 31, 2022, respectively.

	June 30, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Held-to-maturity
U.S. Treasuries	$6,000	$5,186	$6,000	$5,160
U.S. government and federal agencies	35,491	29,671	35,551	29,416
Collateralized mortgage obligations	20,326	15,935	21,275	17,048
Taxable municipal	6,065	4,850	6,073	4,709
Mortgage-backed	29,571	23,992	30,516	24,828
Total Held-to-maturity Securities	$97,453	$79,634	$99,415	$81,161
Available-for-sale
U.S. Treasuries	$53,927	$50,156	$63,480	$59,210
U.S. government and federal agencies	38,812	35,011	38,748	34,760
Corporate bonds	3,000	2,445	3,000	2,614
Collateralized mortgage obligations	43,146	36,238	44,732	38,474
Tax-exempt municipal	2,933	2,628	4,993	4,645
Taxable municipal	607	577	608	579
Mortgage-backed	219,264	198,216	238,652	217,294
Total Available-for-sale Securities	$361,689	$325,271	$394,213	$357,576

In the prevailing rate environments as of June 30, 2023 and December 31, 2022, the Company’s investment portfolio had an estimated weighted average remaining life of approximately 4.4 years and 4.5 years, respectively. The available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 3.6 years and 3.8 years as of June 30, 2023 and December 31, 2022, respectively. The held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 7.1 years and 7.3 years as of June 30, 2023 and December 31, 2022, respectively.

The following table summarizes the maturity composition of our fixed income investment securities as of June 30, 2023, including the weighted average yield of each maturity band. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

	June 30, 2023
	Amortized	Fair	Weighted-Average
(Dollars in thousands)	Cost	Value	Yield
Held-to-maturity
Due in one year or less	$—	$—	—
Due after one year through five years	20,157	17,360	1.01%
Due after five years through ten years	24,495	20,224	1.48%
Due after ten years	52,801	42,050	1.39%
Total Held-to-maturity Securities	$97,453	$79,634	1.33%
Available-for-sale
Due in one year or less	$13,905	$13,588	2.31%
Due after one year through five years	90,960	83,437	1.63%
Due after five years through ten years	137,053	126,019	2.33%
Due after ten years	119,771	102,227	1.74%
Total Available-for-sale Securities	$361,689	$325,271	1.96%

On July 17, 2023, the Company sold certain lower-yielding available-for-sale investment securities with a total par value of $161.2 million. The sale of the available-for-sale securities will not impact book-value-per-share as the after-tax loss associated with the investment securities was already reflected in accumulated other comprehensive loss as of June 30, 2023. The proceeds from the restructuring will be reinvested in higher yielding assets with an expected after-tax loss earn back of less than 3 years. The restructuring is expected to improve the Company’s earnings, while maintaining strong capital ratios on a GAAP basis and continuing to meaningfully exceed well-capitalized ratios on a regulatory basis. Upon completion of the sale, the Company’s available-for-sale and held-to-maturity fixed income securities portfolio has an estimated weighted average life of 4.6 years and the available-for-sale portfolio has an estimated weighted average life of 3.2 years. Nearly 65% of the remaining portfolio is invested in amortizing bonds and is expected to return, on average, $2.5 million in cash flows each month. The Company believes that the restructuring will positively impact long-term profitability.

Loan Portfolio

Gross loans, net of unearned income, decreased $19.7 million or 1.1% to $1.77 billion as of June 30, 2023 compared to $1.79 billion as of December 31, 2022. The Company continues to maintain its disciplined underwriting standards while prudently pursuing loan growth opportunities that provide acceptable risk-adjusted returns. Management believes the Company’s loan pipeline headed into the third quarter of 2023 is robust and gaining momentum. We are seeing increased lending opportunities that meet our underwriting standards and, in many cases, fewer competitors for those loans as some market participants have scaled back lending efforts.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial	$1,101,543	62.39%	$1,118,127	62.62%
Construction and land development	179,656	10.18%	195,027	10.92%
Residential	443,305	25.11%	426,841	23.91%
Commercial - Non Real Estate:
Commercial loans	40,289	2.28%	44,924	2.52%
Consumer - Non-Real Estate:
Consumer loans	646	0.04%	529	0.03%
Total Gross Loans	$1,765,439	100.00%	$1,785,448	100.00%
Allowance for loan credit losses	(20,629)		(20,208)
Net deferred loan costs	4,362		4,060
Total net loans	$1,749,172		$1,769,300

The following table summarizes the contractual maturities of the loans as of June 30, 2023 by loan type. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The table also summarizes the fixed and floating rate composition of loans held for investment for contractual maturities greater than one year.

	June 30, 2023
		After 1	After 5
		Year	years	Maturing
	Within 1	Within 5	Within 15	After 15
(Dollars in thousands)	Year	Years	Years	Years	Total
Real Estate Loans:
Residential	$5,792	$40,500	$39,205	$357,808	$443,305
Commercial	41,973	253,329	794,580	11,661	1,101,543
Construction and land development	91,985	56,869	29,804	998	179,656
Commercial - Non-Real Estate:
Commercial loans	12,039	17,001	10,347	902	40,289
Consumer - Non-Real Estate:
Consumer loans	531	95	—	20	646
Total Gross Loans	$152,320	$367,794	$873,936	$371,389	$1,765,439

For Maturities Over One Year:
Floating rate loans		$146,857	$299,487	$359,470	$805,814
Fixed rate loans		220,937	574,449	11,919	807,305
		$367,794	$873,936	$371,389	$1,613,119

Asset Quality

The Company maintains policies and procedures to promote sound underwriting and mitigate credit risk. The Chief Credit Officer is responsible for establishing credit risk policies and procedures, including underwriting and hold guidelines and credit approval authority, and monitoring credit exposure and performance of the Company’s lending-related transactions.

The Company’s asset quality remained strong through the second quarter of 2023. The Company did not have any nonperforming assets, which includes nonperforming loans and OREO, as of June 30, 2023 or December 31, 2022. As a result, the Company did not have any nonperforming loans, which consists of loans that are 90 days or more past due or loans placed on nonaccrual as of June 30, 2023 or December 31, 2022.

The Company did not have any nonaccrual loans as of June 30, 2023 or December 31, 2022 nor were there any loans placed on nonaccrual during those periods. A loan is placed on nonaccrual status when (i) the Company is advised by the borrower that scheduled principal or interest payments cannot be met, (ii) when management’s best judgment indicates that payment in full of principal and interest can no longer be expected, or (iii) when any such loan or obligation becomes delinquent for 90 days, unless it is both well-secured and in the process of collection. As a result, the Company did not have any interest income that would have been recognized on nonaccrual loans for the three or six months ended June 30, 2023 or the three or six months ended June 30, 2022.

The Company did not make any loan modifications to borrowers experiencing financial difficulty during the three or six months ended June 30, 2023. The Company had a recorded investment in TDRs of $418 thousand as of December 31, 2022, all of which were in compliance with their modified terms at December 31, 2022. The Company adopted ASU 2022-02 on January 1, 2023, which eliminated the accounting guidance for TDRs.

The following table summarizes the Company’s asset quality as of June 30, 2023 and December 31, 2022.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Nonaccrual loans	$—	$—
Loans past due 90 days and accruing interest	—	—
Other real estate owned and repossessed assets	—	—
Total nonperforming assets	$—	$—

Allowance for loan credit losses to nonperforming assets	NM	NM
Nonaccrual loans to gross loans	0.00%	0.00%
Nonperforming assets to period end loans and OREO	0.00%	0.00%

NM – Not meaningful

Allowance for Loan Credit Losses

Refer to the discussion in Note 1 in Item 1 of this Form 10-Q for management’s approach to estimating the allowance for loan credit losses.

The Company recorded net recoveries of $1 thousand during the three months ended June 30, 2023 compared to no charge-offs or recoveries during the three months ended June 30, 2022. The Company recorded net recoveries of $2 thousand during the six months ended June 30, 2023 compared to net charge-offs of $1 thousand during the six months ended June 30, 2022. At June 30, 2023, the allowance for loan credit losses was $20.6 million or 1.17% of outstanding loans, net of unearned income, compared to $20.2 million or 1.13% of outstanding loans, net of unearned income, at December 31, 2022. The increase in the allowance as a percentage of outstanding loans, net of unearned income, was primarily a result of the Company recognizing an incremental allowance upon adoption of ASC 326 on January 1, 2023. The Company previously accounted for its allowance for loan losses under the incurred loss model.

The following table summarizes the Company’s loan loss experience by loan portfolio for the three months ended June 30, 2023 and June 30, 2022.

	June 30, 2023		June 30, 2022
	Net	Net	Net	Net
	(charge-offs)	(charge-off)	(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)	recoveries	recovery rate (1)
Real estate loans:
Commercial	$—	—	$—	—
Construction and land development	—	—	—	—
Residential	—	—	—	—
Commercial loans	1	0.00%	—	—
Consumer loans	—	—	—	—
Total	$1		$—

Average loans outstanding during the period	$1,767,831		$1,641,914
Allowance coverage ratio (2)		1.17%		1.18%
Total net (charge-off) recovery rate		0.00%		—%
Allowance to nonaccrual loans ratio(3)		NM		NM

NM – Not meaningful

(1)	The net (charge-off) recovery rate is calculated by dividing annualized total net (charge-offs) recoveries during the period by average gross loans outstanding during the period.
(2)	The allowance coverage ratio is calculated by dividing the allowance for loan credit losses at the end of the period by gross loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan credit losses at the end of the period by nonaccrual loans at the end of the period.

The following table summarizes the Company’s loan loss experience by loan portfolio for the six months ended June 30, 2023 and June 30, 2022.

	June 30, 2023		June 30, 2022
	Net	Net	Net	Net
	(charge-offs)	(charge-off)	(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)	recoveries	recovery rate (1)
Real estate loans:
Commercial	$—	—	$(1)	(0.00)%
Construction and land development	—	—	—	—
Residential	—	—	—	—
Commercial loans	2	0.01%	—	—
Consumer loans	—	—	—	—
Total	$2		$(1)

Average loans outstanding during the period	$1,770,362		$1,631,283
Allowance coverage ratio (2)		1.17%		1.18%
Total net (charge-off) recovery rate		0.00%		(0.00)%
Allowance to nonaccrual loans ratio(3)		NM		NM

NM – Not meaningful

(1)	The net (charge-off) recovery rate is calculated by dividing annualized total net (charge-offs) recoveries during the period by average gross loans outstanding during the period.
(2)	The allowance coverage ratio is calculated by dividing the allowance for loan credit losses at the end of the period by gross loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan credit losses at the end of the period by nonaccrual loans at the end of the period.

The following tables summarize the allowance for loan credit losses by portfolio with a comparison of the percentage composition in relation to total allowance for loan credit losses and total loans as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan Credit	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$9,856	47.78%	62.39%
Construction and land development	3,226	15.64%	10.18%
Residential	6,802	32.97%	25.11%
Commercial - Non-Real Estate:
Commercial loans	715	3.47%	2.28%
Consumer - Non-Real Estate:
Consumer loans	30	0.14%	0.04%
Total	$20,629	100.00%	100.00%

	December 31, 2022
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$13,205	67.48%	62.62%
Construction and land development	2,860	14.61%	10.92%
Residential	3,044	15.55%	23.91%
Commercial - Non-Real Estate:
Commercial loans	456	2.33%	2.52%
Consumer - Non-Real Estate:
Consumer loans	5	0.03%	0.03%
Unallocated	638	—	—
Total	$20,208	100.00%	100.00%

Management believes that the allowance for loan credit losses is adequate to absorb lifetime credit losses inherent in the portfolio as of June 30, 2023. There can be no assurance, however, that adjustments to the provision for (recovery of) credit losses will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; or changes in the circumstances of particular borrowers are criteria that could change and make adjustments to the provision for (recovery of) credit losses necessary.

Deposits

Total deposits decreased $21.4 million or 1.0% to $2.05 billion as of June 30, 2023 compared to $2.07 billion as of December 31, 2022.

Non-interest bearing demand deposits decreased $42.8 million or 9.0% to $433.9 million as of June 30, 2023 compared to $476.7 million at December 31, 2022. Non-interest bearing demand deposits represented 21.2% and 23.1% of total deposits at June 30, 2023 and December 31, 2022, respectively.

Interest-bearing deposits, which include NOW accounts, regular savings accounts, money market accounts, and time deposits, increased $21.3 million or 1.3% to $1.61 billion as of June 30, 2023 compared to $1.59 billion as of December 31, 2022. Interest-bearing deposits represented 78.8% and 76.9% of total deposits at June 30, 2023 and December 31, 2022, respectively.

The Company focuses on funding asset growth with deposit accounts, with an emphasis on core deposit growth, as its primary source of deposits. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, time deposits, reciprocal IntraFi Demand® deposits, IntraFi Money Market® deposits and IntraFi CD® deposits. Core deposits totaled $1.69 billion or 82.5% of total deposits and $1.69 billion or 81.9% of total deposits at June 30, 2023 and December 31, 2022, respectively.

The following table sets forth the average balances of deposits and the average interest rates paid for the three months ended June 30, 2023 and June 30, 2022.

	June 30, 2023		June 30, 2022
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$436,648		$511,846
Interest bearing:
NOW accounts	287,094	2.07%	322,255	0.28%
Money market accounts	352,373	2.82%	398,641	0.44%
Savings accounts	74,483	1.24%	114,216	0.31%
Time deposits	901,104	3.37%	633,273	0.60%
Total interest-bearing	1,615,054	2.92%	1,468,385	0.46%
Total	$2,051,702		$1,980,231

The following table sets forth the average balances of deposits and the average interest rates paid for the six months ended June 30, 2023 and June 30, 2022.

	June 30, 2023		June 30, 2022
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$456,445		$497,899
Interest bearing:
NOW accounts	272,872	1.66%	323,546	0.26%
Money market accounts	390,511	2.56%	395,532	0.40%
Savings accounts	81,025	1.18%	111,312	0.32%
Time deposits	858,027	2.97%	635,359	0.52%
Total interest-bearing	1,602,435	2.56%	1,465,749	0.42%
Total	$2,058,880		$1,963,648

The following table sets forth the maturity ranges of certificates of deposit with balances of $250,000 or more as of June 30, 2023.

	June 30, 2023
(Dollars in thousands)	Total	Uninsured
Three months or less	$70,217	$55,467
Over three through 6 months	153,209	110,709
Over 6 through 12 months	56,990	42,490
Over 12 months	98,733	87,483
Total	$379,149	$296,149

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $869.1 million at June 30, 2023 and $963.9 million at December 31, 2022. Included in these amounts were $172.1 million and $162.2 million of public fund deposits that are collateralized by securities as of June 30, 2023 and December 31, 2022, respectively. Deposits that were not insured or not collateralized by securities represented 34% and 39% of total deposits, respectively, as of June 30, 2023 and December 31, 2022.

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

Shareholders’ equity increased $6.2 million or 2.9% to $219.0 million at June 30, 2023 compared to $212.8 million at December 31, 2022. The increase in shareholders’ equity was primarily attributable to net income for the six months ended June 30, 2023, a decrease in other comprehensive loss during the period as a result of changes in fair value in the Company’s available-for-sale investment portfolio, and an increase in additional paid-in capital as a result of option exercises during the six months ended June 30, 2023. The increase was partially offset by the impact of the Company’s adoption of ASC 326 on January 1, 2023 and dividends declared.

In August of 2022, the Company’s Board of Directors authorized the extension of the Company’s stock repurchase program that was originally adopted in August of 2021. Under the stock repurchase program, the Company may repurchase up to 700,000 shares of its outstanding common stock, or 5.0% of outstanding shares as of June 30, 2023. The stock repurchase program will expire on August 31, 2023 or earlier if all the authorized shares have been repurchased. The Company has not repurchased any of its outstanding common stock under the program as of June 30, 2023.

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

The Company’s principal source of liquidity and funding is its deposit base. The level of deposits necessary to support the Company’s lending and investment activities is determined through monitoring loan demand. In addition to the liquidity provided by balance sheet cash flows, the Company supplements its liquidity with additional sources such as secured borrowing credit lines with the FHLB and the Reserve Bank. Specifically, the Company has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and the Reserve Bank. Based on collateral pledged as of June 30, 2023, the total FHLB available borrowing capacity was $451.1 million. Additional borrowing capacity with the Reserve Bank was approximately $25.1 million as of June 30, 2023.

On March 12, 2023, the Reserve Bank made available the BTFP, which enhances the ability of banks to borrow against the par value of certain high-quality, unencumbered investments. On May 15, 2023, the Company obtained a $54.0 million BTFP advance to secure lower funding costs relative to wholesale deposits. The BTFP advance has a term of one year and bears interest at a fixed rate of 4.80%.

Total liquidity, defined as cash and cash equivalents, unencumbered securities at fair value, and available secured borrowing capacity, was $839.4 million at June 30, 2023 compared to $763.5 million at December 31, 2022. The Company’s liquidity position represented 120% of uninsured, non-collateralized deposits at June 30, 2023. If the Company were to avail itself of additional BTFP funding, we estimate an incremental increase in our liquidity position of approximately $29.1 million, increasing our potential liquidity to $868.5 million and representing 125% of uninsured, non-collateralized deposits as of June 30, 2023.

In addition to available secured borrowing capacity, the Company had available federal funds lines with correspondent banks of $110.0 million at June 30, 2023.

Liquidity is a core pillar of the Company’s operations. Conditions may arise in the future that could negatively impact the Company’s future liquidity position resulting in funding mismatches. These include market constraints on the ability to convert assets into cash or accessing sources of funds (i.e., market liquidity) and contingent liquidity events. Changes in economic conditions or exposure to credit, market, operational, legal, and reputation risks also can affect a bank’s liquidity. Management believes that the Company has a strong liquidity position, but any of the factors referenced above could materially impact that in the future.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101.0†

Interactive data files formatted in Inline eXtensible Business Reporting Language pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (unaudited), (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2023 and June 30, 2022 (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and June 30, 2022 (unaudited), (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended June 30, 2023 and June 30, 2022 (unaudited), (v) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2023 and June 30, 2022 (unaudited), (vi) the Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and June 30, 2022 (unaudited) and (vii) the Notes to the Consolidated Financial Statements.

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.0)

†Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2023

JOHN MARSHALL BANCORP, INC.

By:	/s/ Christopher W. Bergstrom
Name:	Christopher W. Bergstrom
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kent D. Carstater
Name:	Kent D. Carstater
Title:	Senior Executive Vice President, Chief Financial Officer
(Principal Financial Officer)