Form 10-Q
period 2023-09-30
John Marshall Bancorp, Inc.
filed 2023-11-08
CIK 1710482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 3, 2023, there were 14,126,084 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN MARSHALL BANCORP, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Cash and due from banks	$7,642	$6,583
Interest-bearing deposits in other banks	185,014	55,016
Total cash and cash equivalents	192,656	61,599
Securities available-for-sale, at fair value	169,084	357,576
Securities held-to-maturity at amortized cost, fair value of $75,733 and $81,161 as of September 30, 2023 and December 31, 2022, respectively	96,347	99,415
Less: Allowance for investment credit losses	—	—
Securities held-to-maturity, net	96,347	99,415
Restricted securities, at cost	5,007	4,425
Equity securities, at fair value	2,443	2,115
Loans, net of unearned income	1,820,132	1,789,508
Less: Allowance for loan credit losses	(20,036)	(20,208)
Loans, net	1,800,096	1,769,300
Bank premises and equipment, net	1,264	1,219
Accrued interest receivable	5,701	5,531
Bank owned life insurance	-	21,170
Right of use assets	4,136	4,611
Other assets	21,468	21,274
Total assets	$2,298,202	$2,348,235
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand deposits	$437,880	$476,697
Interest-bearing demand deposits	675,819	691,945
Savings deposits	57,408	95,241
Time deposits	810,516	803,857
Total deposits	1,981,623	2,067,740
Federal funds purchased	—	25,500
Federal Reserve Bank borrowings	54,000	—
Subordinated debt	24,687	24,624
Accrued interest payable	2,610	1,035
Lease liabilities	4,415	4,858
Other liabilities	10,300	11,678
Total liabilities	$2,077,635	$2,135,435
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued	$—	$—
Common stock, nonvoting, par value $0.01 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, voting, par value $0.01 per share; authorized 30,000,000 shares; issued and outstanding, 14,126,084 shares at September 30, 2023, including 45,871 unvested shares, 14,098,986 shares at December 31, 2022, including 55,185 unvested shares	141	141
Additional paid-in capital	95,510	94,726
Retained earnings	141,886	146,630
Accumulated other comprehensive loss	(16,970)	(28,697)
Total shareholders’ equity	$220,567	$212,800
Total liabilities and shareholders’ equity	$2,298,202	$2,348,235

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest and Dividend Income
Interest and fees on loans	$21,925	$18,222	$63,355	$53,740
Interest on investment securities, taxable	1,507	2,323	5,895	5,597
Interest on investment securities, tax-exempt	10	30	45	90
Dividends	75	62	222	185
Interest on deposits in banks	2,746	571	4,654	897
Total interest and dividend income	$26,263	$21,208	$74,171	$60,509
Interest Expense
Deposits	$13,273	$3,068	$33,590	$6,090
Federal funds purchased	—	—	10	—
Federal Home Loan Bank advances	—	—	67	42
Federal Reserve Bank borrowings	662	—	1,001	—
Subordinated debt	349	448	1,047	1,461
Total interest expense	$14,284	$3,516	$35,715	$7,593
Net interest income	$11,979	$17,692	$38,456	$52,916
Provision for (recovery of) credit losses	(829)	—	(2,471)	—
Net interest income after provision for (recovery of) credit losses	$12,808	$17,692	$40,927	$52,916
Non-interest Income
Service charges on deposit accounts	$85	$79	$239	$240
Bank owned life insurance	23	255	224	445
Other service charges and fees	160	175	677	469
Losses on sale of available-for-sale securities	(17,114)	—	(17,316)	—
Insurance commissions	54	47	310	312
Gain on sale of government guaranteed loans	27	—	50	—
Non-qualified deferred compensation plan asset gains (losses), net	(60)	(107)	112	(498)
Other income	10	1	140	5
Total non-interest income (loss)	$(16,815)	$450	$(15,564)	$973
Non-interest Expenses
Salaries and employee benefits	$5,052	$5,072	$14,929	$15,754
Occupancy expense of premises	445	461	1,363	1,435
Furniture and equipment expenses	282	323	882	989
Other operating expenses	1,881	2,102	6,087	6,247
Total non-interest expenses	$7,660	$7,958	$23,261	$24,425
Income (Loss) before income taxes	$(11,667)	$10,184	$2,102	$29,464
Income tax expense (benefit)	(1,530)	2,139	1,446	5,863
Net income (loss)	$(10,137)	$8,045	$656	$23,601
Earnings (loss) per share, basic	$(0.72)	$0.57	$0.05	$1.69
Earnings (loss) per share, diluted	$(0.72)	$0.57	$0.05	$1.67

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Income (Loss)	$(10,137)	$8,045	$656	$23,601
Other comprehensive income (loss):
Unrealized (loss) on available-for-sale securities, net of tax of $(503) and $(3,709) for the three months ended September 30, 2023 and September 30, 2022, respectively. Unrealized (loss) on available-for-sale securities, net of tax of $(500) and $(8,081) for the nine months ended September 30, 2023 and September 30, 2022, respectively.	(1,891)	(13,952)	(1,880)	(30,401)
Reclassification adjustment for losses on available-for-sale securities included in net income, net of tax of $(3,594) for the three months ended September 30, 2023. Reclassification adjustment for losses on available-for-sale securities included in net income, net of tax of $(3,636) for the nine months ended September 30, 2023.	13,520	—	13,680	—
Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax of $(7) and $(10) for the three months ended September 30, 2023 and September 30, 2022, respectively. Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax of $(19) and $(31) for the nine months ended September 30, 2023 and September 30, 2022, respectively.	(24)	(36)	(73)	(115)
Total other comprehensive income (loss)	$11,605	$(13,988)	$11,727	$(30,516)
Total comprehensive income (loss)	$1,468	$(5,943)	$12,383	$(6,915)

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended September 30, 2023 and 2022

(In thousands, except share and per share data)

(Unaudited)

					Accumulated
					Other	Total
			Additional Paid- In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	(Loss)	Equity
Balance, June 30, 2022	13,968,053	$140	$93,935	$130,383	$(16,928)	$207,530
Net income	—	—	—	8,045	—	8,045
Other comprehensive loss	—	—	—	—	(13,988)	(13,988)
Exercise of stock options	43,615	—	492	—	—	492
Restricted stock vesting, net of 54 shares surrendered	366	—	—	—	—	—
Share-based compensation	—	—	133	—	—	133
Balance, September 30, 2022	14,012,034	$140	$94,560	$138,428	$(30,916)	$202,212

Balance, June 30, 2023	14,079,847	$141	$95,380	$152,024	$(28,575)	$218,970
Net income (loss)	—	—	—	(10,137)	—	(10,137)
Other comprehensive income	—	—	—	—	11,605	11,605
Dividend declared on common stock ($0.22 per share)	—	—	—	(1)	—	(1)
Restricted stock vesting, net of 54 shares surrendered	366	—	—	—	—	—
Share-based compensation	—	—	130	—	—	130
Balance, September 30, 2023	14,080,213	$141	$95,510	$141,886	$(16,970)	$220,567

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2023 and 2022

(In thousands, except share and per share data)

(Unaudited)

					Accumulated
					Other	Total
			Additional Paid- In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	(Loss)	Equity
Balance, December 31, 2021	13,669,772	$137	$91,107	$117,626	$(400)	$208,470
Net income	—	—	—	23,601	—	23,601
Other comprehensive loss	—	—	—	—	(30,516)	(30,516)
Dividend declared on common stock ($0.20 per share)	—	—	—	(2,799)	—	(2,799)
Exercise of stock options	325,649	3	3,051	—	—	3,054
Restricted stock vesting, net of 97 shares surrendered	16,613	—	—	—	—	—
Share-based compensation	—	—	402	—	—	402
Balance, September 30, 2022	14,012,034	$140	$94,560	$138,428	$(30,916)	$202,212

Balance, December 31, 2022	14,043,801	$141	$94,726	$146,630	$(28,697)	$212,800
Net income	—	—	—	656	—	656
Adoption of ASC 326 - Financial Instruments - Credit Losses	—	—	—	(2,292)	—	(2,292)
Other comprehensive income	—	—	—	—	11,727	11,727
Dividend declared on common stock ($0.22 per share)	—	—	—	(3,108)	—	(3,108)
Exercise of stock options	27,375	—	320	—	—	320
Restricted stock vesting, net of 87 shares surrendered	9,037	—	—	—	—	—
Share-based compensation	—	—	464	—	—	464
Balance, September 30, 2023	14,080,213	$141	$95,510	$141,886	$(16,970)	$220,567

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$656	$23,601
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	364	430
Right of use asset amortization	924	1,033
Provision for (recovery of) credit losses	(2,471)	—
Share-based compensation expense	464	402
Net (accretion)/amortization of securities	(197)	68
Fair value adjustment on equity securities	(112)	498
Amortization of debt issuance costs	63	296
Net gains on premises and equipment	(16)	1
Losses on available-for-sale securities	17,316	—
Deferred tax expense	603	670
Net increase in cash surrender value of life insurance	(224)	(73)
Gain on sale of government guaranteed loans	(50)	—
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(170)	199
Increase in other assets	(3,305)	(732)
Increase (decrease) in accrued interest payable	1,575	(200)
(Decrease) in other liabilities	(2,855)	(1,030)
Net cash provided by operating activities	$12,565	$25,163
Cash Flows from Investing Activities
Net (increase) in loans	$(31,178)	$(58,645)
Proceeds from sale of government guaranteed loans originally classified as held for investment	586	—
Purchase of available-for-sale securities	—	(206,889)
Purchase of held-to-maturity securities	—	(1,003)
Proceeds from sale of available-for-sale securities	156,011	—
Proceeds from maturities, calls and principal repayments of available-for-sale securities	30,353	41,151
Proceeds from maturities, calls and principal repayments of held-to-maturity securities	2,921	5,712
Net (purchases) redemptions of restricted securities	(582)	530
Net purchases of equity securities	(216)	(542)
Proceeds from bank owned life insurance contracts	21,394	—
Proceeds from sale of premises and equipment	82	—
Purchases of bank premises and equipment	(475)	(142)
Net cash provided by (used in) investing activities	$178,896	$(219,828)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	$(86,116)	$181,788
Net repayment of Federal Home Loan Bank advances	—	(18,000)
Proceeds from Federal Reserve Bank borrowings	54,000	—
Issuance of subordinated debt	—	24,579
Repayment of subordinated debt	—	(25,000)
Cash dividends paid	(3,108)	(2,799)
Repayment of federal funds purchased	(25,500)	—
Issuance of common stock for share options exercised	320	3,054
Net cash (used in) provided by financing activities	$(60,404)	$163,622
Net increase in cash and cash equivalents	$131,057	$(31,043)
Cash and cash equivalents, beginning of period	61,599	105,799
Cash and cash equivalents, end of period	$192,656	$74,756
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$34,076	$7,497
Income taxes	4,110	4,387
Supplemental Disclosures of Noncash Transactions
Unrealized gain (loss) on securities available-for-sale	$14,936	$(38,480)
Right of use asset obtained in exchange for new operating lease liability	505	56

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for any other interim period or for the full year. All amounts and disclosures included in this quarterly report as of December 31, 2022, were derived from the Company’s audited consolidated financial statements. Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or shareholders’ equity.

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

Allowance for Credit Losses - Held-to-Maturity Securities

The Company estimates expected credit losses on held-to-maturity securities on an individual basis based on a Probability of Default/Loss Given Default (“PD/LGD”) methodology primarily using security-level credit ratings. The primary indicators of credit quality for the Company’s held-to-maturity portfolio are security type and credit rating, which are influenced by a number of factors including obligor cash flow, geography, seniority, among other factors. The Company’s held-to-maturity securities with credit risk are municipal bonds, which had a credit rating of AA or better as of September 30, 2023. All other held-to-maturity securities are covered by the explicit or implied guarantee of the United States government or one of its agencies.

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit losses in the Consolidated Statements of Income. The Company did not have an allowance for credit losses on held-to-maturity securities as of September 30, 2023 or upon adoption of ASC 326. Refer to Note 2 – Investment Securities for further discussion.

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

Changes in the allowance for credit loss are recorded as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2023, there was no allowance for credit loss related to the available-for-sale portfolio. Refer to Note 2 – Investment Securities for further discussion.

Accrued interest receivable on available-for-sale securities totaled $535 thousand at September 30, 2023 and was excluded from the estimate of credit losses.

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

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the allowance for credit losses for both loans and held-to-maturity securities, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $4.8 million on loans and $241 thousand on held-to-maturity securities at September 30, 2023, and is included in “Accrued Interest Receivable” on the Company’s Consolidated Balance Sheets.

Note 2— Investment Securities

Available-for-Sale

Each of the securities in the Company’s available-for-sale investment portfolio is either covered by the explicit or implied guarantee of the United States government or one of its agencies or rated investment grade or higher. All available-for-sale securities were current with no securities past due or on nonaccrual as of September 30, 2023 or December 31, 2022.

The following tables summarize the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses at September 30, 2023 and December 31, 2022, respectively.

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$44,765	$—	$(2,571)	$42,194
U.S. government and federal agencies	13,821	—	(940)	12,881
Corporate bonds	3,000	—	(594)	2,406
Collateralized mortgage obligations	41,486	—	(7,964)	33,522
Tax-exempt municipal	1,380	—	(224)	1,156
Taxable municipal	607	—	(27)	580
Mortgage-backed	85,726	—	(9,381)	76,345
Total Available-for-sale Securities	$190,785	$—	$(21,701)	$169,084

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$63,480	$—	$(4,270)	$59,210
U.S. government and federal agencies	38,748	—	(3,988)	34,760
Corporate bonds	3,000	—	(386)	2,614
Collateralized mortgage obligations	44,732	—	(6,258)	38,474
Tax-exempt municipal	4,993	—	(348)	4,645
Taxable municipal	608	—	(29)	579
Mortgage-backed	238,652	—	(21,358)	217,294
Total Available-for-sale Securities	$394,213	$—	$(36,637)	$357,576

During the three months ended September 30, 2023, the Company sold available-for-sale securities with a total par value of $161.2 million resulting in a gross pre-tax loss of $17.1 million. During the nine months ended September 30, 2023, the Company sold available-for-sale securities with a total par value of $173.2 million resulting in a gross pre-tax loss of $17.3 million. The Company did not sell or recognize any gain or loss for any securities for the three or nine months ended September 30, 2022.

Available-for-sale securities having a market value of $87.7 million and $83.4 million at September 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and for other purposes required by law. These securities had an amortized cost of $95.4 million and $91.0 million at September 30, 2023 and December 31, 2022, respectively.

The following tables summarize the fair value of securities available-for-sale at September 30, 2023 and December 31, 2022 and the corresponding amounts of gross unrealized losses. Management uses the valuations as of month-end in determining when securities are in an unrealized loss position. Therefore, a security’s market value could have exceeded its amortized cost on other days during the prior twelve-month period.

	September 30, 2023
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$—	$—	$42,194	$(2,571)	$42,194	$(2,571)
U.S. government and federal agencies	—	—	12,881	(940)	12,881	(940)
Corporate bonds	—	—	2,406	(594)	2,406	(594)
Collateralized mortgage obligations	—	—	33,522	(7,964)	33,522	(7,964)
Tax-exempt municipal	—	—	1,156	(224)	1,156	(224)
Taxable municipal	—	—	580	(27)	580	(27)
Mortgage-backed	—	—	76,345	(9,381)	76,345	(9,381)
Total Available-for-sale Securities	$—	$—	$169,084	$(21,701)	$169,084	$(21,701)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$31,261	$(1,194)	$27,949	$(3,076)	$59,210	$(4,270)
U.S. government and federal agencies	16,107	(1,078)	18,653	(2,910)	34,760	(3,988)
Corporate bonds	2,614	(386)	—	—	2,614	(386)
Collateralized mortgage obligations	16,746	(1,143)	21,728	(5,115)	38,474	(6,258)
Tax-exempt municipal	4,645	(348)	—	—	4,645	(348)
Taxable municipal	337	(2)	242	(27)	579	(29)
Mortgage-backed	145,795	(9,612)	71,499	(11,746)	217,294	(21,358)
Total Available-for-sale Securities	$217,505	$(13,763)	$140,071	$(22,874)	$357,576	$(36,637)

The Company had 158 and 98 securities in an unrealized loss position for 12 months or longer as of September 30, 2023 and December 31, 2022, respectively. The Company has evaluated available-for-sale securities in an unrealized loss position for credit related impairment at September 30, 2023 and December 31, 2022 and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no allowance for credit losses on available-for-sale securities at September 30, 2023.

The table below summarizes the contractual maturities of our available-for-sale investment securities as of September 30, 2023. Issuers may have the right to call or prepay certain obligations and as such, the expected maturities of our securities may differ from the scheduled contractual maturities presented below.

	September 30, 2023
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Available-for-sale
Due in one year or less	$14,322	$14,055
Due after one year through five years	54,845	51,453
Due after five years through ten years	56,992	51,886
Due after ten years	64,626	51,690
Total Available-for-sale Securities	$190,785	$169,084

In the prevailing rate environments as of September 30, 2023 and December 31, 2022, the Company’s available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 3.2 years and 3.8 years, respectively.

Held-to-Maturity

Each of the securities in the Company’s held-to-maturity investment portfolio is either covered by the explicit or implied guarantee of the United States government or one of its agencies or rated investment grade or higher. All held-to-maturity securities were current with no securities past due or on nonaccrual as of September 30, 2023 or December 31, 2022.

The following tables summarize the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized losses at September 30, 2023 and December 31, 2022, respectively.

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,001	$—	$(873)	$5,128
U.S. government and federal agencies	35,463	—	(6,743)	28,720
Collateralized mortgage obligations	19,773	—	(4,920)	14,853
Taxable municipal	6,061	—	(1,409)	4,652
Mortgage-backed	29,049	—	(6,669)	22,380
Total Held-to-maturity Securities	$96,347	$—	$(20,614)	$75,733

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,000	$—	$(840)	$5,160
U.S. government and federal agencies	35,551	—	(6,135)	29,416
Collateralized mortgage obligations	21,275	—	(4,227)	17,048
Taxable municipal	6,073	—	(1,364)	4,709
Mortgage-backed	30,516	—	(5,688)	24,828
Total Held-to-maturity Securities	$99,415	$—	$(18,254)	$81,161

Held-to-maturity securities having a market value of $34.2 million and $31.0 million at September 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and for other purposes required by law. These securities had an amortized cost of $42.3 million and $37.7 million at September 30, 2023 and December 31, 2022, respectively.

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

The Company evaluates the credit risk of its held-to-maturity securities on at least a quarterly basis. The Company estimates expected credit losses on held-to-maturity securities on an individual basis based on a PD/LGD methodology primarily using security-level credit ratings. The primary indicators of credit quality for the Company’s held-to-maturity portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The Company’s held-to-maturity securities with credit risk were comprised of municipal bonds and had a credit rating of AA or better as of September 30, 2023. All other held-to-maturity securities are covered by the explicit or implied guarantee of the United States government or one of its agencies. The Company did not have an allowance for credit losses on held-to-maturity securities as of September 30, 2023 or upon adoption of ASC 326.

The table below summarizes the contractual maturities of our held-to-maturity investment securities as of September 30, 2023. Issuers may have the right to call or prepay certain obligations and as such, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below.

	September 30, 2023
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	20,163	17,117
Due after five years through ten years	24,465	19,496
Due after ten years	51,719	39,120
Total Held-to-maturity Securities	$96,347	$75,733

In the prevailing rate environments as of September 30, 2023 and December 31, 2022, the Company’s held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 7.0 years and 7.3 years, respectively.

Restricted Securities

The table below summarizes the carrying amount of restricted securities as of September 30, 2023 and December 31, 2022.

(Dollars in thousands)	September 30, 2023	December 31, 2022
Federal Reserve Bank Stock	$3,306	$3,292
Federal Home Loan Bank Stock	1,641	1,073
Community Bankers’ Bank Stock	60	60
Total Restricted Securities	$5,007	$4,425

Equity Securities

The Company held equity securities with readily determinable fair values totaling $2.4 million and $2.1 million at September 30, 2023 and December 31, 2022, respectively. These securities consist of mutual funds held in a trust and were obtained for the purpose of economically hedging changes in the Company’s nonqualified deferred compensation liability. Changes in the fair value of these securities are reflected in earnings. A loss of $(60) thousand and $(107) thousand were recorded in non-interest income in the Consolidated Statements of Income for the three months ended September 30, 2023 and September 30, 2022, respectively. A gain of $112 thousand and a loss of $(498) thousand were recorded in non-interest income in the Consolidated Statements of Income for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Note 3— Loans

The following table presents the composition of the Company’s loan portfolio as of September 30, 2023 and December 31, 2022.

(Dollars in thousands)	September 30, 2023	December 31, 2022
Real Estate Loans:
Commercial	$1,133,069	$1,118,127
Construction and land development	179,570	195,027
Residential	464,509	426,841
Commercial - Non-Real Estate:
Commercial loans	37,925	44,924
Consumer - Non-Real Estate:
Consumer loans	467	529
Total Gross Loans	$1,815,540	$1,785,448
Allowance for loan credit losses	(20,036)	(20,208)
Net deferred loan costs	4,592	4,060
Total net loans	$1,800,096	$1,769,300

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

Note 4— Allowance for Loan Credit Losses

On January 1, 2023, the Company adopted the CECL methodology as required under ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the Company’s accounting policies and policy elections related to the accounting standard update refer to Note 1 in this Quarterly Report on Form 10-Q.  All loan information presented as of September 30, 2023 is in accordance with ASC 326. All loan information presented prior to September 30, 2023 is in accordance with previous applicable GAAP.

Allowance for loan credit losses

The following tables present the activity in the allowance for loan credit losses for the nine months ended September 30, 2023.

	September 30, 2023
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Unallocated	Total
Beginning balance, December 31, 2022	$13,205	$2,860	$3,044	$456	$5	$638	$20,208
Adjustment to allowance for adoption of ASC 326	(2,649)	476	4,552	367	57	(638)	2,165
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	2	—	—	2
Provision for (recovery of) credit losses	2,187	(1,148)	(3,014)	(360)	(4)	—	(2,339)
Ending balance, September 30, 2023	$12,743	$2,188	$4,582	$465	$58	$—	$20,036

The following table presents the activity for the allowance for loan losses for the nine months ended September 30, 2022.

	September 30, 2022
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, December 31, 2021	$13,091	$2,824	$2,769	$711	$5	$632	$20,032
Charge-offs	(1)	—	—	—	—	—	(1)
Recoveries	—	—	—	1	—	—	1
Provision for (recovery of) loan losses	345	97	(186)	(208)	1	(49)	—
Ending Balance, September 30, 2022	$13,435	$2,921	$2,583	$504	$6	$583	$20,032

The following tables present the balance of the allowance for loan losses, the allowance by impairment methodology, total loans, and loans by impairment methodology as of December 31, 2022 and September 30, 2022, respectively. There were no collateral dependent or individually evaluated loans as of September 30, 2023.

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

The following tables present a summary of impaired loans and the related allowance as of December 31, 2022.

December 31, 2022
		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	with	with	Recorded	Related	Recorded	Income
(Dollars in thousands)	Balance	No Allowance	Allowance	Investment	Allowance	Investment(1)	Recognized(1)
Real Estate Loans
Commercial	$—	$—	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—	—	—
Residential	418	418	—	418	—	427	15
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total Impaired Loans	$418	$418	$—	$418	$—	$427	$15
(1)	Amounts shown for the twelve-month period ended December 31, 2022.

Delinquency Information

The following tables present a summary of past due and nonaccrual loans by segment as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$1,133,069	$1,133,069	$—	$—
Construction and land development	—	—	—	—	179,570	179,570	—	—
Residential	—	—	—	—	464,509	464,509	—	—
Commercial	—	—	—	—	37,925	37,925	—	—
Consumer	—	—	—	—	467	467	—	—
Total Loans	$—	$—	$—	$—	$1,815,540	$1,815,540	$—	$—

	December 31, 2022
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$1,118,127	$1,118,127	$—	$—
Construction and land development	—	—	—	—	195,027	195,027	—	—
Residential	—	—	—	—	426,841	426,841	—	—
Commercial	—	—	—	—	44,924	44,924	—	—
Consumer	—	—	—	—	529	529	—	—
Total Loans	$—	$—	$—	$—	$1,785,448	$1,785,448	$—	$—

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

Internal
Days Past Due	Risk Rating
0 - 29 days	Pass
30-59 days	Special Mention
60-89 days	Substandard
90-119 days	Doubtful
120+ days	Loss

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of September 30, 2023.

	Term Loans by Year of Origination
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Real Estate Loans - Commercial
Pass	$56,696	$303,898	$205,417	$122,694	$97,273	$342,686	$3,168	$1,131,832
Special mention	—	—	—	1,237	—	—	—	1,237
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Commercial	$56,696	$303,898	$205,417	$123,931	$97,273	$342,686	$3,168	$1,133,069

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Construction and land development
Pass	$33,136	$58,071	$31,471	$18,087	$30	$8,845	$27,780	$177,420
Special mention	—	—	—	—	2,150	—	—	2,150
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Construction and land development	$33,136	$58,071	$31,471	$18,087	$2,180	$8,845	$27,780	$179,570

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Residential
Pass	$61,683	$115,508	$134,133	$88,589	$25,147	$22,213	$17,236	$464,509
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Residential	$61,683	$115,508	$134,133	$88,589	$25,147	$22,213	$17,236	$464,509

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$3,425	$7,354	$2,146	$3,384	$5,245	$5,198	$11,173	$37,925
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial Loans	$3,425	$7,354	$2,146	$3,384	$5,245	$5,198	$11,173	$37,925

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Pass	$399	$6	$29	$—	$—	$12	$21	$467
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer Loans	$399	$6	$29	$-	$—	$12	$21	$467

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2022.

	December 31, 2022
		Special				Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Loans
Real Estate Loans
Commercial	$1,116,890	$1,237	$—	$—	$—	$1,118,127
Construction and land development	192,877	2,150	—	—	—	195,027
Residential	426,841	—	—	—	—	426,841
Commercial	44,924	—	—	—	—	44,924
Consumer	529	—	—	—	—	529
Total Loans	$1,782,061	$3,387	$—	$—	$—	$1,785,448

The allowance for loan credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination. The starting point for the estimate of the allowance for loan credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. As part of the Company’s loan modification program to borrowers experiencing financial difficulty, the Company may provide concessions to minimize the economic loss and improve long-term loan performance and collectability. The Company did not make any loan modifications to borrowers experiencing financial difficulty during the three or nine months ended September 30, 2023.

The Company had a recorded investment in TDRs of $418 thousand as of December 31, 2022, all of which were in compliance with their modified terms at December 31, 2022. There were no loans modified in TDRs that subsequently defaulted within 12 months of their modification date during the three or nine months ended September 30, 2022. As of December 31, 2022, none of the Bank’s TDRs required a specific reserve. As of December 31, 2022, there were no additional commitments to disburse funds on loans classified TDRs. The Company adopted ASU 2022-02 on January 1, 2023, which eliminated the accounting guidance for TDRs.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $908 thousand and $303 thousand at September 30, 2023 and December 31, 2022, respectively, is separately classified within Other Liabilities on the Consolidated Balance Sheets.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the nine months ended September 30, 2023.

Allowance for Credit Losses
(Dollars in thousands)	Unfunded Commitments
Beginning balance, December 31, 2022	$303
Adjustment to allowance for unfunded commitments for adoption of ASC 326	737
Provision for (recovery of) credit losses	(132)
Ending balance, September 30, 2023	$908

Note 5— Derivatives

The Company enters into interest rate swap agreements (“swaps”) with commercial loan customers to provide a facility for customers to manage their interest rate risk. These swaps are matched in exact offsetting terms with swaps that the Company enters into with an independent third party. These swaps qualify as derivatives, but are not designated as hedging instruments.

The following tables summarize the Company’s swaps at September 30, 2023 and December 31, 2022.

	September 30, 2023
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$19,591	$1,390	3.5 years	6.60%	3.39%
Pay variable/receive fixed swaps	19,591	(1,390)	3.5 years	3.39%	6.60%
Total interest rate swap agreements	$39,182	$—	3.5 years	5.00%	5.00%

	December 31, 2022
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$13,767	$1,217	2.8 years	6.02%	2.59%
Pay variable/receive fixed swaps	13,767	(1,217)	2.8 years	2.59%	6.02%
Total interest rate swap agreements	$27,534	$—	2.8 years	4.31%	4.31%

The estimated fair value of the swaps at September 30, 2023 and December 31, 2022 were recorded in other assets and liabilities in the Consolidated Balance Sheets. The associated net gains and losses on the swaps are recorded in other income in the Consolidated Statements of Income.

Note 6— Deposits and Borrowings

The following tables show the components of the Company’s funding sources.

(Dollars in thousands)	September 30, 2023	December 31, 2022
Deposits:
Non-interest bearing demand deposits(1)	$437,880	$476,697
Interest-bearing demand deposits(1)	675,819	691,945
Savings deposits	57,408	95,241
Time deposits(2)	810,516	803,857
Total Deposits	$1,981,623	$2,067,740

			September 30, 2023	December 31, 2022
(Dollars in thousands)	Stated Interest Rate	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Short-term Debt:
Federal Reserve Bank borrowings	4.80%	4.80%	$54,000	—
Total Short-term Debt			$54,000	—
Long-term Debt:
Subordinated debt	5.25%	5.25%	$24,687	$24,624
Total Long-term Debt			$24,687	$24,624

(1)  Overdraft demand deposits reclassified to loans totaled $5 thousand at September 30, 2023 and $1 thousand at December 31, 2022, respectively.

(2)	The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was $358.6 million and $318.7 million at September 30, 2023 and December 31, 2022, respectively.

The Company obtains certain deposits through the efforts of third-party brokers. Brokered deposits totaled $288.9 million and $352.0 million at September 30, 2023 and December 31, 2022, respectively, and were included primarily in time deposits on the Company’s Consolidated Balance Sheets. Reciprocal IntraFi certificates of deposit totaled $41.7 million and $25.7 million at September 30, 2023 and December 31, 2022, respectively. Reciprocal IntraFi demand and money market deposits totaled $265.6 million and $197.3 million at September 30, 2023 and December 31, 2022, respectively.

At September 30, 2023, there were no depositors that represented 5% or more of the Company’s total deposits.

The Company completed a private placement of a $25.0 million fixed-to-floating subordinated note on June 15, 2022. Subject to limited exceptions permitting earlier redemption, the note is callable, in whole or in part, commencing July 1, 2027. Unless redeemed earlier, the note will mature on July 1, 2032. The note bears interest at a fixed rate of 5.25% to but excluding July 1, 2027, and will bear interest at a floating rate equal to the three-month Secured Overnight Financing Rate plus 245 basis points thereafter. The note is carried at its principal amount, less unamortized issuance costs.

The Company from time to time uses FHLB advances as a source of funding and to manage interest rate risk. FHLB advances are secured by a blanket floating lien on all real estate mortgage loans secured by 1-to-4 family residential, multi-family and commercial real estate properties. At September 30, 2023, the Company did not have any outstanding FHLB advances. Available borrowing capacity based on collateral value amounted to approximately $444.7 million as of September 30, 2023.

The Company also has the capacity to borrow up to $24.8 million at the Federal Reserve discount window of which $0 had been drawn upon at September 30, 2023. The Bank had loans pledged at the Federal Reserve discount window totaling $26.5 million as of September 30, 2023.

On March 12, 2023, the Federal Reserve Bank of Richmond (“Reserve Bank”) made available the Bank Term Funding Program (“BTFP”), which enhances the ability of banks to borrow against the par value of certain high-quality, unencumbered investments. On May 15, 2023, the Company obtained a $54.0 million BTFP advance to secure lower funding costs relative to wholesale deposits. The BTFP advance has a term of one year, bears interest at a fixed rate of 4.80% and can be prepaid without penalty prior to maturity. At September  30, 2023, the Company had pledged as collateral for the BTFP advance investment securities with an amortized cost and fair value of $55.5 million and $42.6 million, respectively.

The Company also has federal funds lines of credit with correspondent banks available for overnight borrowing of $110.0 million, of which $0 had been drawn upon at September 30, 2023.

The following table shows the carrying amount of the Company’s time deposits by contractual maturity as of September 30, 2023.

(Dollars in thousands)	September 30, 2023
2023	$146,873
2024	477,572
2025	144,346
2026	40,324
2027	1,117
Thereafter	284
Total	$810,516

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

The following table summarizes the contract or notional amount of the Company’s exposure to off-balance sheet risk as of September 30, 2023 and December 31, 2022.

(Dollars in thousands)	September 30, 2023	December 31, 2022
Commitments to extend credit	$288,081	$240,084
Standby letters of credit	$19,804	$14,677

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

The following tables summarize the fair value of assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

		Fair Value Measurements at September 30, 2023 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$42,194	$—	$42,194	$—
U.S. government and federal agencies	12,881	—	12,881	—
Corporate bonds	2,406	—	2,406	—
Collateralized mortgage obligations	33,522	—	33,522	—
Tax-exempt municipal	1,156	—	1,156	—
Taxable municipal	580	—	580	—
Mortgage-backed	76,345	—	76,345	—
Equity securities, at fair value	2,443	2,443	—	—
Interest rate swap agreements	1,390	—	1,390	—
Mortgage servicing rights	9	—	—	9
Total assets at fair value	$172,926	$2,443	$170,474	$9

Liabilities:
Interest rate swap agreements	$1,390	$—	$1,390	$—
Total liabilities at fair value	$1,390	$—	$1,390	$—

		Fair Value Measurements at December 31, 2022 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$59,210	$—	$59,210	$—
U.S. government and federal agencies	34,760	—	34,760	—
Corporate bonds	2,614	—	2,614	—
Collateralized mortgage obligations	38,474	—	38,474	—
Tax-exempt municipal	4,645	—	4,645	—
Taxable municipal	579	—	579	—
Mortgage-backed	217,294	—	217,294	—
Equity securities, at fair value	2,115	2,115	—	—
Interest rate swap agreement	1,217	—	1,217	—
Total assets at fair value	$360,908	$2,115	$358,793	$—

Liabilities:
Interest rate swap agreement	$1,217	$—	$1,217	$—
Total liabilities at fair value	$1,217	$—	$1,217	$—

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances, the Company makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Collateral Dependent Loans

In accordance with ASC 326, loans that do not share risk characteristics are evaluated on an individual basis. The Company designates individually evaluated loans on nonaccrual status as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk and loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. The measurement of loss associated with collateral dependent loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if an appraisal of the property is more than one-year-old and not solely based on observable market comparables, or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had no collateral dependent loans with a recorded reserve as of September 30, 2023 or December 31, 2022.

Other Real Estate Owned (“OREO”)

OREO is carried at the lower of cost or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value using observable market data, the Company records the property as Level 2. When an appraised value using observable market data is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the property as Level 3 valuation. Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The Company had no OREO as of September 30, 2023 or December 31, 2022.

The following tables present the carrying value and estimated fair value, including the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2023 and December 31, 2022.

		Fair Value Measurements at September 30, 2023 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	September 30, 2023	(Level 1)	(Level 2)	(Level 3)	September 30, 2023
Assets:
Cash and cash equivalents	$192,656	$192,656	$—	$—	$192,656
Securities:
Available-for-sale	169,084	—	169,084	—	169,084
Held-to-maturity	96,347	—	75,733	—	75,733
Equity securities, at fair value	2,443	2,443	—	—	2,443
Restricted securities, at cost	5,007	—	5,007	—	5,007
Loans, net	1,800,096	—	—	1,660,836	1,660,836
Interest rate swap agreements	1,390	—	1,390	—	1,390
Mortgage servicing rights	9	—	—	9	9
Accrued interest receivable	5,701	—	5,701	—	5,701
Liabilities:
Deposits	$1,981,623	$—	$1,977,757	$—	$1,977,757
Federal Reserve Bank borrowings	54,000	—	54,000	—	54,000
Subordinated debt	24,687	—	—	21,269	21,269
Interest rate swap agreements	1,390	—	1,390	—	1,390
Accrued interest payable	2,610	—	2,610	—	2,610

		Fair Value Measurements at December 31, 2022 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)	December 31, 2022
Assets:
Cash and cash equivalents	$61,599	$61,599	$—	$—	$61,599
Securities:
Available-for-sale	357,576	—	357,576	—	357,576
Held-to-maturity	99,415	—	81,161	—	81,161
Equity securities, at fair value	2,115	2,115	—	—	2,115
Restricted securities, at cost	4,425	—	4,425	—	4,425
Loans, net	1,769,300	—	—	1,676,887	1,676,887
Interest rate swap agreement	1,217	—	1,217	—	1,217
Bank owned life insurance	21,170	—	21,170	—	21,170
Accrued interest receivable	5,531	—	5,531	—	5,531
Liabilities:
Deposits	$2,067,740	$—	$2,065,248	$—	$2,065,248
Subordinated debt	24,624	—	—	22,457	22,457
Federal funds purchased	25,500	—	25,500	—	25,500
Interest rate swap agreement	1,217	—	1,217	—	1,217
Accrued interest payable	1,035	—	1,035	—	1,035

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

The following table summarizes the computation of earnings per share for the three and nine months ended September 30, 2023 and September 30, 2022.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Earnings (Loss) per common share - basic:
Income (Loss) available to common shareholders (in thousands):
Net income (loss)	$(10,137)	$8,045	$656	$23,601
Less: Income attributable to unvested restricted stock awards	—	(33)	(2)	(103)
Net income (loss) available to common shareholders	$(10,137)	$8,012	$654	$23,498

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,126,114	14,047,746	14,174,804	13,963,307
Less: Unvested restricted stock	(46,088)	(58,332)	(48,282)	(60,983)
Weighted-average common shares outstanding - basic	14,080,026	13,989,414	14,126,522	13,902,324

Earnings (Loss) per common share - basic	$(0.72)	$0.57	$0.05	$1.69

Earnings (Loss) per common share - diluted:
Income (loss) available to common shareholders (in thousands):
Net income (loss)	$(10,137)	$8,045	$656	$23,601
Less: Income attributable to unvested restricted stock awards	—	(33)	(2)	(103)
Net income (loss) available to common shareholders	$(10,137)	$8,012	$654	$23,498

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,126,114	14,047,746	14,174,804	13,963,307
Less: Unvested restricted stock	(46,088)	(58,332)	(48,282)	(60,983)
Plus: Effect of dilutive options	—	118,872	72,656	163,563
Weighted-average common shares outstanding - diluted	14,080,026	14,108,286	14,199,179	14,065,887

Earnings (Loss) per common share - diluted	$(0.72)	$0.57	$0.05	$1.67

Outstanding options to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. No stock options outstanding as of September 30, 2023 were included in computing diluted earnings per share for the three months ended September 30, 2023 as the Company reported a net loss and the impact would have been anti-dilutive. All stock options outstanding as of September 30, 2023 were included in computing diluted earnings per share for the nine months ended September 30, 2023, as none had anti-dilutive effects. All stock options outstanding as of September 30, 2022 were included in computing diluted earnings per share for the three and nine months ended September 30, 2022, as none had anti-dilutive effects.

Note 10— Stock Based Compensation Plan

The Company’s share-based compensation plan, approved by stockholders and effective April 28, 2015 (the “2015 Plan”), provides for the grant of share-based awards in the form of incentive stock options, non-incentive stock options, restricted stock and restricted stock units to directors and employees. The Company has reserved 976,211 shares of voting common stock for issuance under the 2015 Plan, which will remain in effect until April 28, 2025. The Company’s Compensation Committee administers the 2015 Plan and has the authority to determine the terms and conditions of each award thereunder. As of September 30, 2023, 301,242 shares are available to grant in future periods under the 2015 Plan.

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

To date, options granted under the 2015 Plan typically vest over five years and expire 10 years from the grant date. Under the 2015 Plan, the exercise price of options may not be less than 100% of fair market value at the grant date with a maximum term for an option award of 10 years from the grant date.

The table below provides a summary of the stock options activity for the nine months ended September 30, 2023.

	September 30, 2023
		Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price	Value
Outstanding at January 1, 2023	189,934	$11.76
Granted	—	—
Exercised	(27,375)	11.75
Forfeited or expired	(412)	9.44
Outstanding at September 30, 2023	162,147	11.77	$985,741
Exercisable September 30, 2023	162,147	$11.77	$985,741

The aggregate intrinsic value of stock options in the table above represents the total amount by which the current market value of the underlying stock exceeds the exercise price of the option that would have been received by the Company had all option holders exercised their options on September 30, 2023. The intrinsic value of options exercised was $370 thousand for the nine months ended September 30, 2023, and $693 thousand and $4.4 million for the three and nine months ended September 30, 2022, respectively. There were no options exercised during the three months ended September 30, 2023. These amounts and the intrinsic values noted in the table above change based on changes in the market value of the Company’s voting common stock.

The table below provides a summary of the stock options outstanding and exercisable as of September 30, 2023.

	September 30, 2023
	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Number	Contractual Life	Number	Contractual Life
Exercise Prices	Outstanding	in Years	Exercisable	in Years
$11.01 - $12.00	161,085	1.57	161,085	1.57
$12.01 - $13.00	1,062	1.23	1,062	1.23
Total	162,147	1.57	162,147	1.57

There were no options granted during the three or nine months ended September 30, 2023 or September 30, 2022.

The Company did not record any share-based compensation expense applicable to the Company’s share-based compensation plans for stock options during the three or nine months ended September 30, 2023 or September 30, 2022.

The Company does not have any unrecognized share-based compensation expense related to nonvested options as of September 30, 2023.

The table below provides a summary of the restricted stock awards granted under the 2015 plan for the nine months ended September 30, 2023.

	September 30, 2023
		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at January 1, 2023	55,185	$21.80
Granted	180	21.78
Vested	(9,124)	19.15
Forfeited	(370)	15.50
Nonvested at September 30, 2023	45,871	22.37

Compensation expense for restricted stock grants is recognized over the vesting period of the awards based on the fair value of the Company’s voting common stock at issue date. The fair value of the stock was determined using the closing stock price on the day of grant. The restricted stock grants vest over two to five years. The Company awarded 500 restricted stock grants during the nine months ended September 30, 2022.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $130 thousand and $133 thousand for the three months ended September 30, 2023 and September 30, 2022, respectively. The total fair value of the shares, which vested during the three months ended September 30, 2023 and September 30, 2022, was $8 thousand and $10 thousand, respectively.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $464 thousand and $402 thousand for the nine months ended September 30, 2023 and September 30, 2022, respectively. The total fair value of the shares, which vested during the nine months ended September 30, 2023 and September 30, 2022, was $218 thousand and $381 thousand, respectively.

Unrecognized share-based compensation expense related to nonvested restricted stock grants amounted to $631 thousand as of September 30, 2023. This amount is expected to be recognized over a weighted-average period of 1.5 years.

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

The Bank is subject to capital adequacy standards adopted by the Federal Reserve, including the capital rules that implemented the Basel III regulatory capital reforms developed by the Basel Committee on Banking Supervision. Failure to meet minimum capital requirements can initiate certain mandatory – possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that the Bank met all capital adequacy requirements to which it was subject as of September 30, 2023 and December 31, 2022.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, common equity Tier 1 to risk-weighted assets, and Tier 1 capital to average assets.

In addition to the minimum regulatory capital required for capital adequacy purposes, the Bank is required to maintain a minimum capital conservation buffer above those minimums in the form of common equity. The capital conservation buffer, which was phased in ratably over a four year period beginning January 1, 2016, is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. The capital conservation buffer was 2.5% at September 30, 2023, and is applicable for the common equity Tier 1, Tier 1, and total capital ratios.

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

As of September 30, 2023, the most recent notification from the Reserve Bank categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institution must maintain minimum total risk-based, common equity Tier 1, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The table below provides a summary of the Bank’s capital ratios as of September 30, 2023 and December 31, 2022.

					Minimum To Be Well Capitalized
	Actual		Minimum Capital Requirement(1)		Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023
Total capital (to risk weighted assets)	$280,891	15.7%	$188,433	10.5%	$179,460	10.0%
Tier 1 capital (to risk weighted assets)	261,666	14.6%	152,541	8.5%	143,568	8.0%
Common equity tier 1 capital (to risk weighted assets)	261,666	14.6%	125,622	7.0%	116,649	6.5%
Tier 1 capital (to average assets)	261,666	11.3%	92,625	4.0%	115,781	5.0%

As of December 31, 2022
Total capital (to risk weighted assets)	$283,471	15.6%	$190,798	10.5%	$181,712	10.0%
Tier 1 capital (to risk weighted assets)	262,960	14.4%	155,219	8.5%	146,089	8.0%
Common equity tier 1 capital (to risk weighted assets)	262,960	14.4%	127,828	7.0%	118,697	6.5%
Tier 1 capital (to average assets)	262,960	11.3%	93,083	4.0%	116,354	5.0%

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

The following table shows the components of non-interest income for the three and nine months ended September 30, 2023 and September 30, 2022.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Service charges on deposit accounts (1)
Overdrawn account fees	$20	$19	$55	$60
Account service fees	65	60	184	180
Other service charges and fees (1)
Interchange income	101	108	304	306
Other charges and fees	59	67	373	163
Bank owned life insurance	23	255	224	445
Losses on sale of available-for-sale securities	(17,114)	—	(17,316)	—
Net gains (losses) on premises and equipment (1)	—	—	16	(1)
Insurance commissions (1)	54	47	310	312
Gain on sale of government guaranteed loans	27	—	50	—
Non-qualified deferred compensation plan asset gains (losses), net	(60)	(107)	112	(498)
Other operating income (2)	10	1	124	6
Total non-interest income	$(16,815)	$450	$(15,564)	$973
(1)	Income within the scope of ASC 606.
(2)

Includes other operating income within the scope of ASC 606 amounting to $10 thousand and $33 thousand for the three and nine months ended September 30, 2023, respectively. Includes other operating income of $91 thousand related to swap fee income on a back-to-back loan swaps for the nine months ended September 30, 2023, which is outside the scope of ASC 606. There was no swap fee income on back-to-back loan swaps for the three months ended September 30, 2023. Includes other operating income within the scope of ASC 606 amounting to $1 thousand and $6 thousand for the three and nine months ended September 30, 2022, respectively.

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

Note 13— Other Operating Expenses

The following table shows the components of other operating expenses for the three and nine months ended September 30, 2023 and September 30, 2022.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Advertising expense	$87	$47	$239	$147
Data processing	493	484	1,374	1,412
FDIC insurance	275	140	771	410
Professional fees	(141)	281	154	852
State franchise tax	604	523	1,785	1,570
Director costs	186	200	629	615
Other operating expenses	377	427	1,135	1,241
Total other operating expenses	$1,881	$2,102	$6,087	$6,247

Note 14— Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax for the nine months ended September 30, 2023 and September 30, 2022.

	September 30, 2023
		Unrealized Gains on
		Securities Transferred from
	Unrealized Gain (Loss) on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Income (Loss)
Beginning balance, January 1, 2023	$(28,942)	$245	$(28,697)
Net change during the period	11,800	(73)	11,727
Ending balance, September 30, 2023	$(17,142)	$172	$(16,970)

	September 30, 2022
		Unrealized Gains on
		Securities Transferred from
	Unrealized Loss on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Loss
Beginning balance, January 1, 2022	$(789)	$389	$(400)
Net change during the period	(30,401)	(115)	(30,516)
Ending Balance, September 30, 2022	$(31,190)	$274	$(30,916)

Items reclassified out of accumulated other comprehensive income (loss) to net income during the nine months ended September 30, 2023 consisted of losses on securities classified as available-for-sale. The losses on these transactions totaled $17.3 million and the related tax benefit was $3.6 million. Losses are included in the “Losses on sale of available-for-sale securities” line item and the related tax is presented in the “Income tax expense” line item in the Consolidated Statements of Income. The Company did not have any items reclassified out of accumulated other comprehensive income (loss) to net income during the nine months ended September 30, 2022.

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

Use of Non-GAAP Financial Measures

This discussion and analysis contains financial information determined by methods other than in accordance with GAAP. Management believes that the supplemental non-GAAP information provides a better comparison of period-to-period operating performance. Additionally, the Company believes this information is utilized by regulators and market analysts to evaluate a company’s financial condition and therefore, such information is useful to investors. Non-GAAP measures used in this report consist of core non-interest income, core income tax expense, core net income, core earnings per share (basic and diluted), core return on average assets (annualized), core return on average equity (annualized) and core non-interest income as a percentage of average assets (annualized) excluding the impact of losses recognized in July 2023 on the sale of available-for-sale securities and taxes paid on the early surrender of bank owned life insurance policies.

These disclosures should not be viewed as a substitute for financial results in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures which may be presented by other companies. Where the non-GAAP financial measure is used, the comparable GAAP financial measure, as well as reconciliation to that comparable GAAP financial measure, as well as a statement of the company’s reasons for utilizing the non-GAAP financial measure, can be found within this discussion and analysis.

Cautionary Note on Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. These forward-looking statements are based on our beliefs and assumptions and on the information available to us at the time that these disclosures were prepared, and involve known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Should any known or unknown risks and uncertainties develop into actual events, those developments could have material adverse effects on our business, financial condition and results of operations. Factors that could have a material adverse effect on the operations of the Company and the Bank include, but are not limited to, the following:

●	the concentration of our business in the Washington, D.C. metropolitan area and the effect of changes in the economic, political and environmental conditions on this market;
●	adequacy of our allowance for loan credit losses, allowance for unfunded commitments credit losses, and allowance for credit losses associated with our held-to-maturity and available-for-sale securities portfolios;
●	deterioration of our asset quality;
●	future performance of our loan portfolio with respect to recently originated loans;
●	the level of prepayments on loans and mortgage-backed securities;
●	liquidity, interest rate and operational risks associated with our business;
●	changes in our financial condition or results of operations that reduce capital;
●	our ability to maintain existing deposit relationships or attract new deposit relationships;
●	changes in consumer spending, borrowing and savings habits;
●	inflation and changes in interest rates that may reduce our margins or reduce the fair value of financial instruments;
●	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve;
●	additional risks related to new lines of business, products, product enhancements or services;
●	increased competition with other financial institutions and fintech companies;
●	adverse changes in the securities markets;

●	changes in the financial condition or future prospects of issuers of securities that we own;
●	our ability to maintain an effective risk management framework;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory structure and in regulatory fees and capital requirements;
●	compliance with legislative or regulatory requirements;
●	results of examination of us by our regulators, including the possibility that our regulators may require us to increase our allowance for loan credit losses or to write-down assets or take similar actions;
●	potential claims, damages, and fines related to litigation or government actions;
●	the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;
●	geopolitical conditions, including acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, negatively impacting business and economic conditions in the U.S. and abroad;
●	the effects of weather-related or natural disasters, which may negatively affect our operations and/or our loan portfolio and increase our cost of conducting business;
●	public health events (such as the COVID-19 pandemic) and governmental and societal responses thereto;
●	technological risks and developments, and cyber threats, attacks, or events;
●	the additional requirements of being a public company;
●	changes in accounting policies and practices;
●	our ability to successfully capitalize on growth opportunities;
●	our ability to retain key employees;
●	deteriorating economic conditions, either nationally or in our market area, including higher unemployment and lower real estate values;
●	implications of our status as a smaller reporting company and as an emerging growth company; and
●	other factors discussed in Item 1A. Risk Factors in the Company’s 2022 Annual Report on Form 10-K filed with the SEC.

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

As of September 30, 2023, the Company had total consolidated assets of $2.30 billion, total loans net of unearned income of $1.82 billion, total deposits of $1.98 billion and total shareholders’ equity of $220.6 million.

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

Our most significant accounting policies are described in Item 7. Management’s Discusion and Analysis of Financial Condition and Results of Operations and Note 1 to our audited financial statements for the year ended December 31, 2022, included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC and in Note 1 to our unaudited financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q.

Selected Financial Data

The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of September 30, 2023 and September 30, 2022 and the selected income statement data for the three and nine months ended September 30, 2023 and September 30, 2022 have been derived from our consolidated financial statements.

	As of or for the Three Months Ended		As of or for the Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Balance Sheet Data:
Loans, net of unearned income	$1,820,132	$1,725,114	$1,820,132	$1,725,114
Allowance for loan credit losses	20,036	20,032	20,036	20,032
Total assets	2,298,202	2,305,540	2,298,202	2,305,540
Deposits	1,981,623	2,063,341	1,981,623	2,063,341
Shareholders’ equity	220,567	202,212	220,567	202,212
Asset Quality Data:
Net (charge-offs) recoveries to average total loans, net of unearned income (annualized)	0.00%	0.00%	0.00%	0.00%
Allowance for loan credit losses to nonperforming loans	NM	NM	NM	NM
Allowance for loan credit losses to total gross loans net of unearned income	1.10%	1.16%	1.10%	1.16%
Non-performing assets to total assets	0.00%	0.00%	0.00%	0.00%
Non-performing loans to total loans	0.00%	0.00%	0.00%	0.00%
Capital Ratios (Bank level):
Equity-to-total assets ratio	10.6%	9.7%	10.6%	9.7%
Total risk-based capital ratio	15.7%	15.4%	15.7%	15.4%
Tier 1 risk-based capital ratio	14.6%	14.3%	14.6%	14.3%
Common equity tier 1 ratio	14.6%	14.3%	14.6%	14.3%
Leverage ratio	11.3%	11.0%	11.3%	11.0%
Income Statement Data:
Interest and dividend income	$26,263	$21,208	$74,171	$60,509
Interest expense	14,284	3,516	35,715	7,593
Net interest income	$11,979	$17,692	$38,456	$52,916
Provision for (recovery of) credit losses	(829)	—	(2,471)	—
Non-interest income (loss)	(16,815)	450	(15,564)	973
Non-interest expense	7,660	7,958	23,261	24,425
Income (loss) before taxes	$(11,667)	$10,184	$2,102	$29,464
Income tax expense (benefit)	(1,530)	2,139	1,446	5,863
Net income (loss)	$(10,137)	$8,045	$656	$23,601
Per Share Data and Shares Outstanding:
Weighted average common shares (basic)	14,080,026	13,989,414	14,126,522	13,902,324
Weighted average common shares (diluted)	14,080,026	14,108,286	14,199,179	14,065,887
Common shares outstanding	14,126,084	14,070,080	14,126,084	14,070,080
Earnings (loss) per share, basic	$(0.72)	$0.57	$0.05	$1.69
Earnings (loss) per share, diluted	$(0.72)	$0.57	$0.05	$1.67
Book value per share	$15.61	$14.37	$15.61	$14.37
Performance Ratios:
Return on average assets ("ROAA")(1)	(1.73)%	1.38%	0.04%	1.40%
Return on average equity ("ROAE")(2)	(18.24)%	15.07%	0.40%	15.03%
Net interest margin(3)	2.08%	3.10%	2.25%	3.19%
Non-interest expense to average assets (annualized)(4)	1.30%	1.36%	1.33%	1.45%
Efficiency ratio(5)	(158.4)%	43.9%	101.6%	45.3%

NM – Not meaningful

(1)	ROAA is calculated by dividing year-to-date net income annualized by year-to-date average assets.
(2)	ROAE is calculated by dividing year-to-date net income annualized by year-to-date average equity.

(3)	Net interest margin for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(4)	Non-interest expense to average assets is calculated by dividing year-to-date annualized non-interest expense by year-to-date average assets.
(5)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

Results of Operations – Nine Months Ended September 30, 2023 and September 30, 2022

Overview

The Company reported net income of $656 thousand for the nine months ended September 30, 2023, a decrease of $22.9 million when compared to the same period in 2022. As disclosed in our second quarter Form 10-Q filed August 9, 2023, during July the Company sold certain lower-yielding available-for-sale investment securities with a total par value of $161.2 million and agreed to surrender $21.4 million of bank owned life insurance (“BOLI”) contracts, resulting in a non-recurring, after-tax loss of $14.6 million that was recorded during the third quarter of 2023 (the “Restructuring”). Core net income (Non-GAAP) defined as reported net income excluding the non-recurring after-tax loss and taxes paid in conjunction with the surrender of the Bank’s BOLI policies resulting from the Restructuring was $15.3 million, a decrease of $8.3 million when compared to the same period in 2022. The following table reconciles net income to core net income, which is a non-GAAP measure, and outlines reported (GAAP) and core (Non-GAAP) diluted earnings per share, annualized ROAA and annualized ROAE as follows:

	For the Nine Months Ended
(Dollars in thousands except per share amounts)	September 30, 2023	September 30, 2022
Net income (GAAP)	$656	$23,601
Add: Loss on securities sale, net of tax	13,520	-
Add: Non-recurring tax and 10% modified endowment contract penalty on early surrender of BOLI policies	1,101	-
Core net income (Non-GAAP)(1)	$15,277	$23,601
Earnings per share - diluted (GAAP)	$0.05	$1.67
Core earnings per share - diluted (Non-GAAP)(2)	$1.08	$1.67
Return on average assets (annualized) (GAAP)	0.04%	1.40%
Core return on average assets (annualized) (Non-GAAP)(3)	0.87%	1.40%
Return on average equity (annualized) (GAAP)	0.40%	15.03%
Core return on average equity (annualized) (Non-GAAP)(4)	9.25%	15.03%
(1)	Core net income reflects net income adjusted for the non-recurring tax effected loss recognized on the sale of available-for-sale securities and non-recurring tax expense associated with the surrender of the Company’s BOLI policies in July 2023. Tax benefit (expense) is calculated using the federal statutory tax rate of 21%.
(2)	Core earnings per share – diluted is calculated by dividing core net income by basic weighted average shares outstanding and diluted weighted average shares outstanding, respectively, for each period presented.
(3)	Core return on average assets (annualized) is calculated by dividing annualizing core net income by average assets for each period presented.
(4)	Core return on average equity (annualized) is calculated by dividing annualizing core net income by average equity for each period presented.

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

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the nine months ended September 30, 2023 and September 30, 2022.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

	September 30, 2023			September 30, 2022
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$401,623	$6,117	2.04%	$433,128	$5,782	1.78%
Tax-exempt(1)	2,678	56	2.80%	5,002	114	3.05%
Total securities	$404,301	$6,173	2.04%	$438,130	$5,896	1.80%
Loans, net of unearned income(2):
Taxable	1,748,904	62,664	4.79%	1,626,661	53,192	4.37%
Tax-exempt(1)	28,319	875	4.13%	22,656	694	4.10%
Total loans, net of unearned income	$1,777,223	$63,539	4.78%	$1,649,317	$53,886	4.37%
Interest-bearing deposits in other banks	$119,002	$4,654	5.23%	$134,874	$897	0.89%
Total interest-earning assets	$2,300,526	$74,366	4.32%	$2,222,321	$60,679	3.65%
Total non-interest earning assets	36,572			35,066
Total assets	$2,337,098			$2,257,387
Liabilities & Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$291,217	$4,484	2.06%	$325,647	$829	0.34%
Money market accounts	374,053	7,560	2.70%	389,535	1,516	0.52%
Savings accounts	75,273	673	1.20%	109,740	284	0.35%
Time deposits	855,076	20,873	3.26%	658,897	3,461	0.70%
Total interest-bearing deposits	$1,595,619	$33,590	2.81%	$1,483,819	$6,090	0.55%
Federal funds purchased	294	10	4.55%	—	—	0.00%
Subordinated debt	24,653	1,047	5.68%	27,476	1,461	7.11%
Other borrowed funds	29,483	1,068	4.84%	8,257	42	0.68%
Total interest-bearing liabilities	$1,650,049	$35,715	2.89%	$1,519,552	$7,593	0.67%
Demand deposits	447,778			511,504
Other liabilities	18,483			16,321
Total liabilities	$2,116,310			$2,047,377
Shareholders’ equity	$220,788			$210,010
Total liabilities and shareholders’ equity	$2,337,098			$2,257,387
Net interest spread			1.43%			2.98%
Net interest income and margin		$38,651	2.25%		$53,086	3.19%
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)	The Company did not have any loans on non-accrual as of September 30, 2023 or September 30, 2022.

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

Tax-Equivalent Net Interest Income

	Nine months ended
	September 30,
(Dollars in thousands)	2023	2022
GAAP Financial Measurements:
Interest Income - Loans	$63,355	$53,740
Interest Income - Securities and Other Interest-Earning Assets	10,816	6,769
Interest Expense - Deposits	33,590	6,090
Interest Expense - Borrowings	2,125	1,503
Total Net Interest Income	$38,456	$52,916

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	184	146
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	11	24
Total Tax Benefit on Tax-Exempt Interest Income (1)	$195	$170
Tax-Equivalent Net Interest Income	$38,651	$53,086

(1)Tax benefit was calculated using the federal statutory tax rate of 21%.

Net interest income decreased $14.4 million or 27.2% on a fully tax-equivalent basis for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease in net interest income was driven by the increase in the costs of interest-bearing liabilities outpacing the increase in yield on interest-earning assets.

On a fully tax-equivalent basis, the net interest margin was 2.25% for the nine months ended September 30, 2023, compared to 3.19% for the nine months ended September 30, 2022. The decrease in net interest margin was primarily due to increases in the cost of interest-bearing deposits and other borrowed funds outpacing the increase in yield on loans and securities. The cost of interest-bearing liabilities increased 2.22% from 0.67% for the nine months ended September 30, 2022 to 2.89% for the nine months ended September 30, 2023. The increase in the cost of interest-bearing liabilities was primarily due to higher interest expense on deposits and other borrowings. The increase in the overall cost of interest-bearing liabilities during the nine months ended September 30, 2023 relative to the same period of the prior year is largely due to rate hikes totaling 5.25% by the Federal Reserve since the beginning of 2022, which is increasing cost of funds and compressing net interest margins broadly across the banking industry.

The loan portfolio’s yield for the nine months ended September 30, 2023 was 4.78% compared to 4.37% for the nine months ended September 30, 2022. The increase of 0.41% was primarily attributable to an increase in yield on the Company’s variable rate loans as a result of an increase in interest rates subsequent to September 30, 2022 coupled with a higher weighted average yield on loans originated since the third quarter of 2022.

The investment securities portfolio’s yield for the nine months ended September 30, 2023 was 2.04% compared to 1.80% for the nine months ended September 30, 2022. The increase of 0.24% was primarily due to the Company realizing the full benefit of higher yields on investment securities purchased during the latter part of the second quarter of 2022.

The yield on interest-bearing deposits due from banks for the nine months ended September 30, 2023 was 5.23% compared to 0.89% for the nine months ended September 30, 2022. The increase of 4.34% was primarily due to a higher federal funds rate during the nine months ended September 30, 2023 when compared to the same period of 2022.

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

Rate/Volume Analysis

	For the Nine Months Ended September 30,
	2023 and 2022
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$(506)	$841	$335
Tax-exempt(1)	(53)	(5)	(58)
Total securities	$(559)	$836	$277
Loans, net of unearned income:
Taxable	4,381	5,091	9,472
Tax-exempt(1)	174	7	181
Total loans, net of unearned income(2)	$4,555	$5,098	$9,653
Interest-bearing deposits in other banks	$(480)	$4,237	$3,757
Total interest-earning assets	$3,516	$10,171	$13,687
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$(546)	$4,201	$3,655
Money market accounts	(375)	6,419	6,044
Savings accounts	(308)	697	389
Time deposits	4,716	12,696	17,412
Total interest-bearing deposits	$3,487	$24,013	$27,500
Federal funds purchased	10	—	10
Subordinated debt	(120)	(294)	(414)
Other borrowed funds	790	236	1,026
Total interest-bearing liabilities	$4,167	$23,955	$28,122
Change in net interest income	$(651)	$(13,784)	$(14,435)
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

(2)The Company did not have any loans on non-accrual as of September 30, 2023 or September 30, 2022.

Interest Income

Interest income increased by $13.7 million or 22.6% to $74.4 million on a fully tax-equivalent basis for the nine months ended September 30, 2023 compared to $60.7 million for the nine months ended September 30, 2022, driven by both an increase in rates and volume on interest-earning assets. The increase in rate on interest-earning assets was primarily attributable to the Company’s loan portfolio and interest-bearing deposits due from banks. The increase in volume of average interest-earning assets was primarily attributable to the Company’s loan portfolio.

Fully tax-equivalent interest income on loans increased by approximately $9.7 million as a result of volume and an increase in rate. Average loans for the comparative nine month period increased approximately $127.9 million between September 30, 2022 and September 30, 2023, which was primarily attributable to origination volume in the commercial real estate and residential real estate portfolios subsequent to September 30, 2022.

Fully tax-equivalent interest income on investment securities increased by approximately $277 thousand as a result of rate increases, partially offset by volume as a result of the Restructuring that took place in July 2023, and to a lesser extent, the amortization of securities. Average investment securities for the comparative nine month period decreased approximately $33.8 million between September 30, 2022 and September 30, 2023.

The increase in rates on loans, investment securities, and interest-bearing deposits in other banks was primarily attributable to an increase in benchmark interest rates since September 30, 2022.

Interest Expense

Interest expense increased by $28.1 million to $35.7 million for the nine months ended September 30, 2023 compared to $7.6 million for the nine months ended September 30, 2022, primarily due to an increase in rates and, to a lesser extent, volume of deposits. The increase in rates was primarily a result of the repricing of the Company’s time deposits coupled with an increase in rates offered on deposit accounts subsequent to September 30, 2022 as a result of an increase in benchmark interest rates.

Provision for Credit Losses

The Company recorded a $2.5 million recovery of provision for credit losses for the nine months ended September 30, 2023 compared to no provision for the nine months ended September 30, 2022. The recovery of provision for credit losses for the current period that is directly attributable to the loan portfolio and associated with unfunded loan commitments was $2.3 million and $0.2 million, respectively.

The recovery of provision for credit losses during the nine months ended September 30, 2023 was primarily a result of changes in the Company’s loss driver analysis, resulting from a periodic review of our assumptions. The review resulted in a lower modeled probability of default, changes in prepayment and curtailment rates, and an assessment of management’s considerations of existing economic versus historical conditions combined with the continued strong credit performance of our loan portfolio segments.  See “Asset Quality” below for additional information on the credit quality of the loan portfolio.

Non-interest Income

The Company’s recurring sources of non-interest income consist primarily of bank owned life insurance income, service charges on deposit accounts, interchange income and insurance commissions. Generally speaking, loan fees are included in interest income on the loan portfolio and not reported as non-interest income.

The following table summarizes non-interest income for the nine months ended September 30, 2023 and September 30, 2022.

	Nine months ended
	September 30,
(Dollars in thousands)	2023	2022
Service charges on deposit accounts
Overdrawn account fees	$55	$60
Account service fees	184	180
Other service charges and fees
Interchange income	304	306
Other charges and fees	373	163
Bank owned life insurance	224	445
Losses on sale of available-for-sale securities	(17,316)	—
Net gains (losses) on premises and equipment	16	(1)
Insurance commissions	310	312
Gain on sale of government guaranteed loans	50	—
Non-qualified deferred compensation plan asset gains (losses), net	112	(498)
Other operating income	124	6
Total non-interest income (loss)	$(15,564)	$973

Non-interest income decreased $16.5 million during the nine months ended September 30, 2023 compared to the same period in 2022. The decrease in non-interest income was primarily due to the Restructuring that resulted in a loss of $17.1 million. Core non-interest income (Non-GAAP) defined as reported non-interest income excluding the $17.1 million loss stemming from the bond sale portion of the Restructuring, increased $577 thousand primarily due to favorable variances of $610 thousand as a result of mark-to-market adjustments on investments related to the Company’s nonqualified deferred compensation plan. The Company also had an increase in other service charges and fee income of $208 thousand primarily as a result of penalty fee income recognized on the early withdrawal of certificates of deposit, a $91 thousand increase in customer interest rate swap fee income and gains recorded on the sale of the guaranteed portion of SBA 7(a) loans totaling $50 thousand. These increases were partially offset by a decrease in BOLI income of $221 thousand due to the surrender of all BOLI policies as part of the Restructuring.

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

The following table summarizes non-interest expense for the the nine months ended September 30, 2023 and September 30, 2022.

	Nine months ended
	September 30,
(Dollars in thousands)	2023	2022
Salaries and employee benefits expense	$14,929	$15,754
Occupancy expense of premises	1,363	1,435
Furniture and equipment expenses	882	989
Advertising expense	239	147
Data processing	1,374	1,412
FDIC insurance	771	410
Professional fees	154	852
State franchise tax	1,785	1,570
Bank insurance	174	147
Vendor services	407	452
Supplies, printing, and postage	103	97
Director costs	629	615
Other operating expenses	451	545
Total non-interest expense	$23,261	$24,425

Non-interest expense decreased $1.2 million or 4.8% during the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to decreases in salaries and employee benefits expense and professional fees. The decrease in salaries and employee benefits was primarily due to a reduction in incentive compensation accruals when compared to the same period of the prior year. Incentive compensation accruals can fluctuate materially from quarter to quarter, based upon the Company’s financial performance and conditions measured against, among other evaluation criteria, our strategic plan and budget. At the end of each year, the ultimate determination of the incentive compensation is approved by the Board of Directors. The decrease in professional fees was due to the reversal of a litigation reserve totaling $322 thousand as a result of a favorable verdict received by the Company on a multi-year legal matter that was resolved during the quarter and lower legal and consulting expenses due to timing of strategic projects. The decrease in occupancy expense of premises was due to a decrease in office rent as a result of the renegotiation of certain leases. The decrease in furniture and equipment expense was due to lower depreciation expense on fixed assets.

These decreases were partially offset by increases in FDIC insurance expense, franchise tax expense and advertising expense. The increase in FDIC insurance expense resulted from the FDIC increasing the base assessment rate for all insured depository institutions. The increase in franchise tax expense was due to an increase in the Bank’s equity as that is the basis the Commonwealth of Virginia uses to assess taxes on banking institutions. The increase in advertising expense was due to increased marketing and promotional activity.

Income Taxes

Income tax expense decreased $4.4 million or 75.3% to $1.4 million for the nine months ended September 30, 2023 compared to $5.9 million for the nine months ended September 30, 2022. Excluding the impact of the Restructuring, the effective tax rate for the three months ended September 30, 2023 was 20.5% compared to 21.0% for the same period ended September 30, 2022.

Results of Operations – Three Months Ended September 30, 2023 and September 30, 2022

Overview

The Company reported a net loss of $10.1 million for the three months ended September 30, 2023, a decrease of $18.2 million when compared to the three months ended September 30, 2022. This decrease was primarily attributable to the Restructuring, as previously discussed, that resulted in an after-tax loss of $14.6 million. Core net income (Non-GAAP) was $4.5 million for the three months ended September 30, 2022, a decrease of $3.6 million when compared to the same period in 2022. Reported (GAAP) and core (Non-GAAP) diluted earnings per share, ROAA and ROAE were as follows:

	For the Three Months Ended
(Dollars in thousands except per share amounts)	September 30, 2023	September 30, 2022
Net income (loss) (GAAP)	$(10,137)	$8,045
Add: Loss on securities sale, net of tax	13,520	-
Add: Non-recurring tax and 10% modified endowment contract penalty on early surrender of BOLI policies	1,101	-
Core net income (Non-GAAP)(1)	$4,484	$8,045
Earnings per share - diluted (GAAP)	$(0.72)	$0.57
Core earnings per share - diluted (Non-GAAP)(2)	$0.32	$0.57
Return on average assets (annualized) (GAAP)	(1.73)%	1.38%
Core return on average assets (annualized) (Non-GAAP)(3)	0.76%	1.38%
Return on average equity (annualized) (GAAP)	(18.24)%	15.07%
Core return on average equity (annualized) (Non-GAAP)(4)	8.07%	15.07%
(1)	Core net income reflects net income adjusted for the non-recurring tax effected loss recognized on the sale of available-for-sale securities and non-recurring tax expense associated with the surrender of the Company’s BOLI policies in July 2023. Tax benefit (expense) is calculated using the federal statutory tax rate of 21%.
(2)	Core earnings per share – diluted is calculated by dividing core net income by basic weighted average shares outstanding and diluted weighted average shares outstanding, respectively, for each period presented.
(3)	Core return on average assets (annualized) is calculated by dividing annualizing core net income by average assets for each period presented.
(4)	Core return on average equity (annualized) is calculated by dividing annualizing core net income by average equity for each period presented.

Net Interest Income and Net Interest Margin

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the three months ended September 30, 2023 and September 30, 2022.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

	September 30, 2023			September 30, 2022
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$308,723	$1,582	2.03%	$483,861	$2,385	1.96%
Tax-exempt(1)	1,684	13	3.06%	4,999	38	3.02%
Total securities	$310,407	$1,595	2.04%	$488,860	$2,423	1.97%
Loans, net of unearned income(2):
Taxable	1,762,653	21,695	4.88%	1,655,670	17,983	4.31%
Tax-exempt(1)	28,067	292	4.13%	29,126	302	4.11%
Total loans, net of unearned income	$1,790,720	$21,987	4.87%	$1,684,796	$18,285	4.31%
Interest-bearing deposits in other banks	$200,515	$2,746	5.43%	$103,669	$571	2.19%
Total interest-earning assets	$2,301,642	$26,328	4.54%	$2,277,325	$21,279	3.71%
Total non-interest earning assets	29,761			37,500
Total assets	$2,331,403			$2,314,825
Liabilities & Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$327,309	$2,239	2.71%	$329,780	$404	0.49%
Money market accounts	341,672	2,609	3.03%	377,736	727	0.76%
Savings accounts	63,956	198	1.23%	106,647	107	0.40%
Time deposits	849,270	8,227	3.84%	705,206	1,830	1.03%
Total interest-bearing deposits	$1,582,207	$13,273	3.33%	$1,519,369	$3,068	0.80%
Federal funds purchased	99	—	—%	—	—	0.00%
Subordinated debt	24,674	349	5.61%	28,397	448	6.26%
Other borrowed funds	54,000	662	4.86%	—	—	0.00%
Total interest-bearing liabilities	$1,660,980	$14,284	3.41%	$1,547,766	$3,516	0.90%
Demand deposits	430,727			538,271
Other liabilities	19,223			16,641
Total liabilities	$2,110,930			$2,102,678
Shareholders’ equity	$220,473			$212,247
Total liabilities and shareholders’ equity	$2,331,403			$2,314,925
Net interest spread			1.13%			2.81%
Net interest income and margin		$12,044	2.08%		$17,763	3.10%
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)	The Company did not have any loans on nonaccrual as of September 30, 2023 or September 30, 2022.

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

Tax-Equivalent Net Interest Income

	Three months ended
	September 30,
(Dollars in thousands)	2023	2022
GAAP Financial Measurements:
Interest Income - Loans	$21,925	$18,222
Interest Income - Securities and Other Interest-Earning Assets	4,338	2,986
Interest Expense - Deposits	13,273	3,068
Interest Expense - Borrowings	1,011	448
Total Net Interest Income	$11,979	$17,692

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	62	63
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	3	8
Total Tax Benefit on Tax-Exempt Interest Income (1)	$65	$71
Tax-Equivalent Net Interest Income	$12,044	$17,763
(1)	Tax benefit was calculated using the federal statutory tax rate of 21%.

Net interest income decreased $5.7 million or 32.2% on a fully tax-equivalent basis for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease in net interest income was driven by the increase in the costs of interest-bearing liabilities outpacing the increase in yield on interest-earning assets.

On a fully tax-equivalent basis, the net interest margin was 2.08% for the three months ended September 30, 2023, compared to 3.10% for the three months ended September 30, 2022. The decrease in net interest margin was primarily due to an increase in the cost of interest-bearing liabilities, which more than offset the increase in yields on loans, investments, and interest-bearing deposits in other banks. The cost of interest-bearing liabilities was 3.41% for the third quarter of 2023 compared to 0.90% for the same quarter of the prior year. The increase in the cost of interest-bearing liabilities was primarily due to a 2.53% increase in the cost of interest-bearing deposits as a result of the repricing of the Company’s time deposits coupled with an increase in rates offered on deposit accounts subsequent to September 30, 2022 as a result of higher market interest rates.

The loan portfolio’s yield for the three months ended September 30, 2023 was 4.87% compared to 4.31% for the three months ended September 30, 2022. The increase of 0.56% was primarily attributable to an increase in yield on the Company’s variable rate loans as a result of an increase in interest rates subsequent to September 30, 2022 coupled with a higher weighted average yield on loans originated since the third quarter of 2022.

The investment securities portfolio’s yield for the three months ended September 30, 2023 was 2.04% compared to 1.97% for the three months ended September 30, 2022. The increase of 0.07% was primarily due to the Company realizing the full benefit of higher yields on investment securities purchased during the latter part of the second quarter of 2022.

The yield on interest-bearing deposits due from banks for the three months ended September 30, 2023 was 5.43% compared to 2.19% for the three months ended September 30, 2022. The increase of 3.24% was primarily due to a higher federal funds rate during the three months ended September 30, 2023 when compared to the same period of 2022.

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

Rate/Volume Analysis

	For the Three Months Ended September 30,
	2023 and 2022
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$(892)	$89	$(803)
Tax-exempt(1)	(25)	—	(25)
Total securities	$(917)	$89	$(828)
Loans, net of unearned income:
Taxable	1,317	2,395	3,712
Tax-exempt(1)	(10)	—	(10)
Total loans, net of unearned income(2)	$1,307	$2,395	$3,702
Interest-bearing deposits in other banks	$1,327	$848	$2,175
Total interest-earning assets	$1,717	$3,332	$5,049
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$81	$1,754	$1,835
Money market accounts	(253)	2,135	1,882
Savings accounts	(132)	223	91
Time deposits	1,400	4,997	6,397
Total interest-bearing deposits	$1,096	$9,109	$10,205
Federal funds purchased	—	—	—
Subordinated debt	(53)	(46)	(99)
Other borrowed funds	662	—	662
Total interest-bearing liabilities	$1,705	$9,063	$10,768
Change in net interest income	$12	$(5,731)	$(5,719)
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

(2)The Company did not have any loans on nonaccrual as of September 30, 2023 or September 30, 2022.

Interest Income

Interest income increased by $5.0 million or 23.7% to $26.3 million on a fully tax-equivalent basis for the three months ended September 30, 2023 compared to $21.3 million for the three months ended September 30, 2022, driven by both an increase in rates and volume on interest-earning assets. The increase in rate and volume on interest-earning assets was primarily attributable to the loan portfolio and interest-bearing deposits due from banks.

Fully tax-equivalent interest income on loans increased by approximately $3.7 million as a result of an increase in rate and originations. Average loans increased approximately $105.9 million between the three months ended September 30, 2023 and September 30, 2022, which was primarily attributable to origination volume in the commercial real estate and residential real estate portfolios subsequent to September 30, 2022.

Fully tax-equivalent interest income on investment securities decreased by approximately $828 thousand as a result of a decrease in volume, partially offset by increase in rate. Average investment securities decreased approximately $178.5 million between the three months ended September 30, 2023 and September 30, 2022. The decrease in investment securities was primarily due to the Restructuring and sale of certain low-yielding investment securities in July 2023, and to a lesser extent, the amortization of securities.

Interest income on interest-bearing deposits in other banks increased by $2.2 million as a result of an increase in volume and rate. Average interest-bearing deposits in other banks increased approximately $96.8 million between the three months ended September 30, 2023 and September 30, 2022. The increase in interest-bearing deposits in other banks was primarily due to the redeployment of proceeds from the Restructuring to interest-bearing deposits in other banks.

The increase in rates on loans, investment securities, and interest-bearing deposits in other banks was primarily attributable to an increase in benchmark interest rates since September 30, 2022.

Interest Expense

Interest expense increased by $10.8 million to $14.3 million for the three months ended September 30, 2023 compared to $3.5 million for the three months ended September 30, 2022, primarily due to an increase in rates and, to a lesser extent, volume of deposits. The increase in rates was primarily a result of the repricing of the Company’s time deposits coupled with an increase in rates offered on deposit accounts subsequent to September 30, 2022 as a result of an increase in benchmark interest rates.

Provision for Credit Losses

The Company recorded a $829 thousand recovery of provision for credit losses for the third quarter of 2023 compared to no provision for the same quarter of 2022. The recovery of provision for credit losses for the current period that is directly attributable to the loan portfolio and associated with unfunded loan commitments was $593 thousand and $236 thousand, respectively.

The recovery of provision for credit losses during the three months ended September 30, 2023 was primarily a result of changes in the Company’s loss driver analysis, resulting from a periodic review of our assumptions. The review resulted in a lower modeled probability of default, changes in prepayment and curtailment rates, and an assessment of management’s considerations of existing economic versus historical conditions combined with the continued strong credit performance of our loan portfolio segments.

See “Asset Quality” section below for additional information on the credit quality of the loan portfolio.

Non-interest Income

The following table summarizes non-interest income for the three months ended September 30, 2023 and September 30, 2022.

	Three months ended
	September 30,
(Dollars in thousands)	2023	2022
Service charges on deposit accounts
Overdrawn account fees	$20	$19
Account service fees	65	60
Other service charges and fees
Interchange income	101	108
Other charges and fees	59	67
Bank owned life insurance	23	255
Losses on sale of available-for-sale securities	(17,114)	—
Insurance commissions	54	47
Gain on sale of government guaranteed loans	27	—
Non-qualified deferred compensation plan asset gains (losses), net	(60)	(107)
Other operating income	10	1
Total non-interest income (loss)	$(16,815)	$450

Non-interest income decreased $17.3 million during the third quarter of 2023 compared to the third quarter of 2022.  The decrease in non-interest income was primarily due to the Restructuring that resulted in a loss of $17.1 million. Core non-interest income (Non-GAAP) decreased $151 thousand primarily as a result of a decrease in bank owned life insurance income of $232 thousand due to the surrender of all BOLI policies as part of the Restructuring. This decrease was partially offset by favorable variances of $47 thousand related to mark-to-market adjustments on investments related to the Company’s nonqualified deferred compensation plan and gains recorded on the sale of the guaranteed portion of SBA 7(a) loans totaling $27 thousand when compared to the third quarter of 2022.

Non-interest Expense

The following table summarizes non-interest expense for the three months ended September 30, 2023 and September 30, 2022.

	Three months ended
	September 30,
(Dollars in thousands)	2023	2022
Salaries and employee benefits expense	$5,052	$5,072
Occupancy expense of premises	445	461
Furniture and equipment expenses	282	323
Advertising expense	87	47
Data processing	493	484
FDIC insurance	275	140
Professional fees	(141)	281
State franchise tax	604	523
Bank insurance	60	57
Vendor services	135	151
Supplies, printing, and postage	41	36
Director costs	186	200
Other operating expenses	141	183
Total non-interest expense	$7,660	$7,958

Non-interest expense decreased $298 thousand or 3.7% during the third quarter of 2023 compared to the third quarter of 2022 primarily due to a decrease in professional fees as a result of the reversal of a litigation reserve previously discussed, decrease in furniture and equipment expense due to lower depreciation expense on fixed assets, decrease in salaries and employee benefits due to lower benefit costs incurred by the Company, and decrease in occupancy expense of premises due to a decrease in office rent as a result of the renegotiation of certain leases.

These decreases were partially offset by increases in FDIC insurance expense and franchise tax expense. The increase in FDIC insurance expense resulted from the FDIC increasing the base assessment rate for all insured depository institutions. The increase in franchise tax expense was due to an increase in the Bank’s equity as that is the basis the Commonwealth of Virginia uses to assess taxes on banking institutions. The Company continues to analyze cost savings opportunities on existing leases and material contracts.

Income Taxes

For the three months ended September 30, 2023, the Company recorded a tax benefit of $1.5 million primarily due to non-recurring tax benefits realized in connection with the Restructuring. Excluding the impact of the Restructuring, the effective tax rate for the three months ended September 30, 2023 was 17.7% compared to 21.0% for the same period ended September 30, 2022. The decrease in effective tax rate between the comparative periods was due to changes in temporary differences.

Discussion and Analysis of Financial Condition

Assets, Liabilities, and Shareholders’ Equity

The Company’s total assets decreased $50.0 million or 2.1% to $2.30 billion at September 30, 2023 compared to $2.35 billion at December 31, 2022. The decrease in total assets is primarily attributable to a decrease in available-for-sale securities of $188.5 million, partially offset by increases in interest-bearing deposits in banks and loans net of unearned income of $130.0 million and $30.6 million, respectively.

The Company’s total liabilities decreased $57.8 million or 2.7% to $2.08 billion at September 30, 2023 compared to $2.14 billion at December 31, 2022. The decrease in total liabilities was attributable to an $86.1 million decrease in deposits, primarily driven by a $73.7 million decrease in wholesale deposits (Brokered and QwickRate CDs), and $25.5 million decrease in federal funds purchased, partially offset by an increase in borrowings as a result of the BTFP advance obtained during the second quarter of 2023. The Company reduced wholesale deposits (i.e., Brokered and QwickRate CDs) by $58.7 million, increased non-interest bearing deposits by $3.9 million, and increased non-maturing deposits by $16.5 million during the three months ended September 30, 2023.

Shareholders’ equity increased $7.8 million or 3.6% to $220.6 million at September 30, 2023 compared to $212.8 million at December 31, 2022. The increase in shareholders’ equity was primarily attributable to a decrease in accumulated other comprehensive loss as a result of the realization of losses on the sale of certain low-yielding investment securities as part of the Restructuring and increase in additional paid-in capital as a result of option exercises during the nine months ended September 30, 2023. These increases were partially offset by a decrease in net income, and decreases to retained earnings as a result of the Company’s adoption of ASC 326 on January 1, 2023 and dividends declared. Book value per share was $15.61 as of September 30, 2023 compared to $15.09 as of December 31, 2022.

Investment Securities

The Company maintains a primarily fixed income investment securities portfolio that had a total carrying value of $265.4 million at September 30, 2023 and $457.0 million at December 31, 2022. The investment portfolio is used as a source of liquidity, interest income, and credit risk diversification, as well as to manage rate sensitivity and provide collateral for secured public funds and secured credit lines. Investment securities are classified as available-for-sale or held-to-maturity based on management’s investment strategy and management’s assessment of the intent and ability to hold the securities until maturity. Investment securities that we may sell prior to maturity in response to changes in management’s investment strategy, liquidity needs, interest rate risk profile or for other reasons are classified as available-for-sale. The Company also had restricted stock and equity securities within its investment securities portfolio with total carrying values of $5.0 million and $2.4 million, respectively, as of September 30, 2023 and $4.4 million and $2.1 million, respectively, as of December 31, 2022.

The Company did not purchase investment securities during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, the Company sold available-for-sale securities with a total par value of $173.2 million, which were comprised of $124.7 million of mortgage-backed securities, $25.1 million of U.S. government and federal agencies, $19.3 million of U.S. Treasuries, $3.5 million of municipal bonds and $0.6 million of collateralized mortgage obligations. The sale resulted in a pre-tax loss of $17.3 million. The Company had $33.3 million in maturities and principal repayments on securities during the nine months ended September 30, 2023, which was comprised of $29.2 million of mortgage-backed securities and $4.1 million of collateralized mortgage obligation securities.

The following table summarizes the amortized cost and fair value of the Company’s fixed income investment portfolio as of September 30, 2023 and December 31, 2022, respectively.

	September 30, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Held-to-maturity
U.S. Treasuries	$6,001	$5,128	$6,000	$5,160
U.S. government and federal agencies	35,463	28,720	35,551	29,416
Collateralized mortgage obligations	19,773	14,853	21,275	17,048
Taxable municipal	6,061	4,652	6,073	4,709
Mortgage-backed	29,049	22,380	30,516	24,828
Total Held-to-maturity Securities	$96,347	$75,733	$99,415	$81,161
Available-for-sale
U.S. Treasuries	$44,765	$42,194	$63,480	$59,210
U.S. government and federal agencies	13,821	12,881	38,748	34,760
Corporate bonds	3,000	2,406	3,000	2,614
Collateralized mortgage obligations	41,486	33,522	44,732	38,474
Tax-exempt municipal	1,380	1,156	4,993	4,645
Taxable municipal	607	580	608	579
Mortgage-backed	85,726	76,345	238,652	217,294
Total Available-for-sale Securities	$190,785	$169,084	$394,213	$357,576

In the prevailing rate environments as of September 30, 2023 and December 31, 2022, the Company’s investment portfolio had an estimated weighted average remaining life of approximately 4.4 years and 4.5 years, respectively. The available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 3.2 years and 3.8 years as of September 30, 2023 and December 31, 2022, respectively. The held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 7.0 years and 7.3 years as of September 30, 2023 and December 31, 2022, respectively.

The following table summarizes the maturity composition of our fixed income investment securities as of September 30, 2023, including the weighted average yield of each maturity band. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

	September 30, 2023
	Amortized	Fair	Weighted-Average
(Dollars in thousands)	Cost	Value	Yield
Held-to-maturity
Due in one year or less	$—	$—	—
Due after one year through five years	20,163	17,117	1.01%
Due after five years through ten years	24,465	19,496	1.48%
Due after ten years	51,719	39,120	1.39%
Total Held-to-maturity Securities	$96,347	$75,733	1.33%
Available-for-sale
Due in one year or less	$14,322	$14,055	2.31%
Due after one year through five years	54,845	51,453	1.63%
Due after five years through ten years	56,992	51,886	2.33%
Due after ten years	64,626	51,690	1.74%
Total Available-for-sale Securities	$190,785	$169,084	1.93%

Loan Portfolio

Gross loans, net of unearned income, increased $30.6 million or 1.7% to $1.82 billion as of September 30, 2023 compared to $1.79 billion as of December 31, 2022. The Company continues to maintain its disciplined underwriting standards while prudently pursuing loan growth opportunities that provide acceptable risk-adjusted returns. Management believes the Company’s loan pipeline headed into the fourth quarter of 2023 is robust as we are seeing increased lending opportunities that meet our underwriting standards and, in many cases, fewer competitors for those loans as some market participants have scaled back lending efforts.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial	$1,133,069	62.41%	$1,118,127	62.62%
Construction and land development	179,570	9.89%	195,027	10.92%
Residential	464,509	25.58%	426,841	23.91%
Commercial - Non Real Estate:
Commercial loans	37,925	2.09%	44,924	2.52%
Consumer - Non-Real Estate:
Consumer loans	467	0.03%	529	0.03%
Total Gross Loans	$1,815,540	100.00%	$1,785,448	100.00%
Allowance for loan credit losses	(20,036)		(20,208)
Net deferred loan costs	4,592		4,060
Total net loans	$1,800,096		$1,769,300

The following table summarizes the contractual maturities of the loans as of September 30, 2023 by loan type. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The table also summarizes the fixed and floating rate composition of loans held for investment for contractual maturities greater than one year.

	September 30, 2023
		After 1	After 5
		Year	years	Maturing
	Within 1	Within 5	Within 15	After 15
(Dollars in thousands)	Year	Years	Years	Years	Total
Real Estate Loans:
Residential	$6,751	$39,053	$39,470	$379,235	$464,509
Commercial	42,515	314,135	764,869	11,550	1,133,069
Construction and land development	99,562	51,199	27,811	998	179,570
Commercial - Non-Real Estate:
Commercial loans	13,178	14,074	9,771	902	37,925
Consumer - Non-Real Estate:
Consumer loans	351	96	—	20	467
Total Gross Loans	$162,357	$418,557	$841,921	$392,705	$1,815,540

For Maturities Over One Year:
Floating rate loans		$155,677	$293,288	$380,900	$829,865
Fixed rate loans		262,880	548,633	11,805	823,318
		$418,557	$841,921	$392,705	$1,653,183

Asset Quality

The Company maintains policies and procedures to promote sound underwriting and mitigate credit risk. The Chief Credit Officer is responsible for establishing credit risk policies and procedures, including underwriting and hold guidelines and credit approval authority, and monitoring credit exposure and performance of the Company’s lending-related transactions.

The Company’s asset quality remained strong through the third quarter of 2023. The Company did not have any nonperforming assets, which includes nonperforming loans and OREO, as of September 30, 2023 or December 31, 2022. As a result, the Company did not have any nonperforming loans, which consists of loans that are 90 days or more past due or loans placed on nonaccrual as of September 30, 2023 or December 31, 2022.

The Company did not have any nonaccrual loans as of September 30, 2023 or December 31, 2022 nor were there any loans placed on nonaccrual during those periods. A loan is placed on nonaccrual status when (i) the Company is advised by the borrower that scheduled principal or interest payments cannot be met, (ii) when management’s best judgment indicates that payment in full of principal and interest can no longer be expected, or (iii) when any such loan or obligation becomes delinquent for 90 days, unless it is both well-secured and in the process of collection. As a result, the Company did not have any interest income that would have been recognized on nonaccrual loans for the three or nine months ended September 30, 2023 or the three or nine months ended September 30, 2022.

The Company did not make any loan modifications to borrowers experiencing financial difficulty during the three or nine months ended September 30, 2023. The Company had a recorded investment in TDRs of $418 thousand as of December 31, 2022, all of which were in compliance with their modified terms at December 31, 2022. The Company adopted ASU 2022-02 on January 1, 2023, which eliminated the accounting guidance for TDRs.

The following table summarizes the Company’s asset quality as of September 30, 2023 and December 31, 2022.

(Dollars in thousands)	September 30, 2023	December 31, 2022
Nonaccrual loans	$—	$—
Loans past due 90 days and accruing interest	—	—
Other real estate owned and repossessed assets	—	—
Total nonperforming assets	$—	$—

Allowance for loan credit losses to nonperforming assets	NM	NM
Nonaccrual loans to gross loans	0.00%	0.00%
Nonperforming assets to period end loans and OREO	0.00%	0.00%

NM – Not meaningful

Allowance for Loan Credit Losses

Refer to the discussion in Note 1 in Item 1 of this Form 10-Q for management’s approach to estimating the allowance for loan credit losses.

The Company recorded no charge-offs or recoveries during the three months ended September 30, 2023 or September 30, 2022. The Company recorded net recoveries of $2 thousand during the nine months ended September 30, 2023 compared to no net charge-offs during the nine months ended September 30, 2022. At September 30, 2023, the allowance for loan credit losses was $20.0 million or 1.10% of outstanding loans, net of unearned income, compared to $20.2 million or 1.13% of outstanding loans, net of unearned income, at December 31, 2022. The decrease in the allowance as a percentage of outstanding loans, net of unearned income, was primarily a result of changes in the Company’s loss driver analysis, resulting from a periodic review of our assumptions. The review resulted in a lower modeled probability of default, changes in prepayment and curtailment rates, and an assessment of management’s considerations of existing economic versus historical conditions combined with the continued strong credit performance of our loan portfolio segments.

The following table summarizes the Company’s loan loss experience by loan portfolio for the three months ended September 30, 2023 and September 30, 2022.

	September 30, 2023		September 30, 2022
	Net	Net	Net	Net
	(charge-offs)	(charge-off)	(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)	recoveries	recovery rate (1)
Real estate loans:
Commercial	$—	—	$—	—
Construction and land development	—	—	—	—
Residential	—	—	—	—
Commercial loans	—	0.00%	1	0.01%
Consumer loans	—	—	—	—
Total	$—		$1

Average loans outstanding during the period	$1,790,720		$1,684,796
Allowance coverage ratio (2)		1.10%		1.16%
Total net (charge-off) recovery rate		0.00%		0.00%
Allowance to nonaccrual loans ratio(3)		NM		NM

NM – Not meaningful

(1)	The net (charge-off) recovery rate is calculated by dividing annualized total net (charge-offs) recoveries during the period by average gross loans outstanding during the period.
(2)	The allowance coverage ratio is calculated by dividing the allowance for loan credit losses at the end of the period by gross loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan credit losses at the end of the period by nonaccrual loans at the end of the period.

The following table summarizes the Company’s loan loss experience by loan portfolio for the nine months ended September 30, 2023 and September 30, 2022.

	September 30, 2023		September 30, 2022
	Net	Net	Net	Net
	(charge-offs)	(charge-off)	(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)	recoveries	recovery rate (1)
Real estate loans:
Commercial	$—	—	$(1)	(0.00)%
Construction and land development	—	—	—	—
Residential	—	—	—	—
Commercial loans	2	0.01%	1	0.00%
Consumer loans	—	—	—	—
Total	$2		$—

Average loans outstanding during the period	$1,777,223		$1,649,317
Allowance coverage ratio (2)		1.10%		1.16%
Total net (charge-off) recovery rate		0.00%		(0.00)%
Allowance to nonaccrual loans ratio(3)		NM		NM

NM – Not meaningful

(1)	The net (charge-off) recovery rate is calculated by dividing annualized total net (charge-offs) recoveries during the period by average gross loans outstanding during the period.
(2)	The allowance coverage ratio is calculated by dividing the allowance for loan credit losses at the end of the period by gross loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan credit losses at the end of the period by nonaccrual loans at the end of the period.

The following tables summarize the allowance for loan credit losses by portfolio with a comparison of the percentage composition in relation to total allowance for loan credit losses and total loans as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan Credit	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$12,743	63.60%	62.41%
Construction and land development	2,188	10.92%	9.89%
Residential	4,582	22.87%	25.58%
Commercial - Non-Real Estate:
Commercial loans	465	2.32%	2.09%
Consumer - Non-Real Estate:
Consumer loans	58	0.29%	0.03%
Total	$20,036	100.00%	100.00%

	December 31, 2022
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$13,205	67.48%	62.62%
Construction and land development	2,860	14.61%	10.92%
Residential	3,044	15.55%	23.91%
Commercial - Non-Real Estate:
Commercial loans	456	2.33%	2.52%
Consumer - Non-Real Estate:
Consumer loans	5	0.03%	0.03%
Unallocated	638	—	—
Total	$20,208	100.00%	100.00%

Management believes that the allowance for loan credit losses is adequate to absorb lifetime credit losses inherent in the portfolio as of September 30, 2023. There can be no assurance, however, that adjustments to the provision for (recovery of) credit losses will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; or changes in the circumstances of particular borrowers are criteria that could change and make adjustments to the provision for (recovery of) credit losses necessary.

Deposits

Total deposits decreased $86.1 million or 4.2% to $1.98 billion as of September 30, 2023 compared to $2.07 billion as of December 31, 2022.

Non-interest bearing demand deposits decreased $38.8 million or 8.1% to $437.9 million as of September 30, 2023 compared to $476.7 million at December 31, 2022. Non-interest bearing demand deposits represented 22.1% and 23.1% of total deposits at September 30, 2023 and December 31, 2022, respectively.

Interest-bearing deposits, which include NOW accounts, regular savings accounts, money market accounts, and time deposits, decreased $47.3 million or 3.0% to $1.54 billion as of September 30, 2023 compared to $1.59 billion as of December 31, 2022. Interest-bearing deposits represented 77.9% and 76.9% of total deposits at September 30, 2023 and December 31, 2022, respectively.

The Company focuses on funding asset growth with deposit accounts, with an emphasis on core deposit growth, as its primary source of deposits. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, time deposits, reciprocal IntraFi Demand® deposits, IntraFi Money Market® deposits and IntraFi CD® deposits. Core deposits totaled $1.68 billion or 84.8% of total deposits and $1.69 billion or 81.9% of total deposits at September 30, 2023 and December 31, 2022, respectively.

The following table sets forth the average balances of deposits and the average interest rates paid for the three months ended September 30, 2023 and September 30, 2022.

	September 30, 2023		September 30, 2022
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$430,727		$538,271
Interest bearing:
NOW accounts	327,309	2.71%	329,780	0.49%
Money market accounts	341,672	3.03%	377,736	0.76%
Savings accounts	63,956	1.23%	106,647	0.40%
Time deposits	849,270	3.84%	705,206	1.03%
Total interest-bearing	1,582,207	3.33%	1,519,369	0.80%
Total	$2,012,934		$2,057,640

The following table sets forth the average balances of deposits and the average interest rates paid for the nine months ended September 30, 2023 and September 30, 2022.

	September 30, 2023		September 30, 2022
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$447,778		$511,504
Interest bearing:
NOW accounts	291,217	2.06%	325,647	0.34%
Money market accounts	374,053	2.70%	389,535	0.52%
Savings accounts	75,273	1.20%	109,740	0.35%
Time deposits	855,076	3.26%	658,897	0.70%
Total interest-bearing	1,595,619	2.81%	1,483,819	0.55%
Total	$2,043,397		$1,995,323

The following table sets forth the maturity ranges of certificates of deposit with balances of $250,000 or more as of September 30, 2023.

	September 30, 2023
(Dollars in thousands)	Total	Uninsured
Three months or less	$58,634	$44,384
Over three through 6 months	118,416	83,166
Over 6 through 12 months	84,976	65,226
Over 12 months	96,596	88,346
Total	$358,622	$281,122

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $864.8 million at September 30, 2023 and $963.9 million at December 31, 2022. Included in these amounts were $167.2 million and $162.2 million of public fund deposits that are collateralized by securities as of September 30, 2023 and December 31, 2022, respectively. Deposits that were not insured or not collateralized by securities represented 35% and 39% of total deposits, respectively, as of September 30, 2023 and December 31, 2022.

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

Shareholders’ equity increased $7.8 million or 3.6% to $220.6 million at September 30, 2023 compared to $212.8 million at December 31, 2022. The increase in shareholders’ equity was primarily attributable to a decrease in accumulated other comprehensive loss as a result of the realization of losses on the sale of certain low-yielding investment securities as part of the Restructuring and increase in additional paid-in capital as a result of option exercises during the nine months ended September 30, 2023. These increases were partially offset by a decrease in net income, and decreases to retained earnings as a result of the Company’s adoption of ASC 326 on January 1, 2023 and dividends declared.

In August of 2023, the Company’s Board of Directors authorized the extension of the Company’s stock repurchase program that was originally adopted in August of 2021. Under the stock repurchase program, the Company may repurchase up to 700,000 shares of its outstanding common stock, or 5.0% of outstanding shares as of September 30, 2023. The stock repurchase program will expire on August 31, 2024 or earlier if all the authorized shares have been repurchased. The Company has not repurchased any of its outstanding common stock under the program as of September 30, 2023.

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

The Company’s principal source of liquidity and funding is its deposit base. The level of deposits necessary to support the Company’s lending and investment activities is determined through monitoring loan demand. In addition to the liquidity provided by balance sheet cash flows, the Company supplements its liquidity with additional sources such as secured borrowing credit lines with the FHLB and the Reserve Bank. Specifically, the Company has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and the Reserve Bank. Based on collateral pledged as of September 30, 2023, the total FHLB available borrowing capacity was $444.7 million. Additional borrowing capacity with the Reserve Bank was approximately $24.8 million as of September 30, 2023.

On March 12, 2023, the Reserve Bank made available the BTFP, which enhances the ability of banks to borrow against the par value of certain high-quality, unencumbered investments. On May 15, 2023, the Company obtained a $54.0 million BTFP advance to secure lower funding costs relative to wholesale deposits. The BTFP advance has a term of one year and bears interest at a fixed rate of 4.80%.

Total liquidity, defined as cash and cash equivalents, unencumbered securities at fair value, and available secured borrowing capacity, was $742.5 million at September 30, 2023 compared to $763.5 million at December 31, 2022. The Company’s liquidity position represented 106% of uninsured, non-collateralized deposits at September 30, 2023.

In addition to available secured borrowing capacity, the Company had available federal funds lines with correspondent banks of $110.0 million at September 30, 2023.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

101.0†

Interactive data files formatted in Inline eXtensible Business Reporting Language pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (unaudited), (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2023 and September 30, 2022 (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and September 30, 2022 (unaudited), (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended September 30, 2023 and September 30, 2022 (unaudited), (v) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2023 and September 30, 2022 (unaudited), (vi) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and September 30, 2022 (unaudited) and (vii) the Notes to the Consolidated Financial Statements.

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.0)

†Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2023

JOHN MARSHALL BANCORP, INC.

By:	/s/ Christopher W. Bergstrom
Name:	Christopher W. Bergstrom
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kent D. Carstater
Name:	Kent D. Carstater
Title:	Senior Executive Vice President, Chief Financial Officer
(Principal Financial Officer)