Form 10-K
period 2023-12-31
John Marshall Bancorp, Inc.
filed 2024-03-20
CIK 1710482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Based on the closing price as reported on The Nasdaq Stock Market, LLC, the aggregate market value of the Registrant's Common Stock held by non-affiliates on June 30, 2023 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $247.9 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of February 29, 2024 was 14,171,106.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-K of John Marshall Bancorp, Inc. (the “Company”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. These forward-looking statements are based on our beliefs and assumptions and on the information available to us at the time that these disclosures were prepared, and involve known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Should any known or unknown risks and uncertainties develop into actual events, those developments could have material adverse effects on our business, financial condition and results of operations. Factors that could have an adverse effect on the operations of the Company and its wholly-owned subsidiary, John Marshall Bank (the “Bank”), include, but are not limited to, the following:

•	the concentration of our business in the Washington, D.C. metropolitan area and the effect of changes in the economic, political and environmental conditions on this market;
•	adequacy of our allowance for loan credit losses, allowance for unfunded commitments credit losses, and allowance for credit losses associated with our held-to-maturity and available-for-sale securities portfolios;
•	deterioration of our asset quality;
•	future performance of our loan portfolio with respect to recently originated loans;
•	the level of prepayments on loans and mortgage-backed securities;
•	liquidity, interest rate and operational risks associated with our business;
•	changes in our financial condition or results of operations that reduce capital;
•	our ability to maintain existing deposit relationships or attract new deposit relationships;
•	changes in consumer spending, borrowing and savings habits;
•	inflation and changes in interest rates that may reduce our margins or reduce the fair value of financial instruments;
•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•	additional risks related to new lines of business, products, product enhancements or services;
•	increased competition with other financial institutions and fintech companies;
•	adverse changes in the securities markets;
•	changes in the financial condition or future prospects of issuers of securities that we own;
•	our ability to maintain an effective risk management framework;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory structure and in regulatory fees and capital requirements;
•	compliance with legislative or regulatory requirements;
•	results of examination of us by our regulators, including the possibility that our regulators may require us to increase our allowance for credit losses or to write-down assets or take similar actions;
•	potential claims, damages, and fines related to litigation or government actions;
•	the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;
•	geopolitical conditions, including acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, negatively impacting business and economic conditions in the U.S. and abroad;
•	the effects of weather-related or natural disasters, which may negatively affect our operations and/or our loan portfolio and increase our cost of conducting business;
•	public health events (such as the COVID-19 pandemic) and governmental and societal responses thereto;
•	technological risks and developments, and cyber threats, attacks, or events;
•	the additional requirements of being a public company;
•	changes in accounting policies and practices;

•	our ability to successfully capitalize on growth opportunities;
•	our ability to retain key employees;
•	deteriorating economic conditions, either nationally or in our market area, including higher unemployment and lower real estate values;
•	implications of our status as a smaller reporting company and as an emerging growth company; and
•	other factors discussed in Item 1A. Risk Factors in this Form 10-K.

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

Part I

Item 1.Business

General Overview

John Marshall Bancorp, Inc. was organized as a Virginia corporation in 2016 to serve as the holding company for John Marshall Bank. The Company and the Bank are each headquartered in Reston, Virginia (approximately 20 miles west of Washington, D.C.). The Company commenced operations as a bank holding company on March 1, 2017 following a reorganization transaction in which it became the Bank’s holding company. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of the Company. As a bank holding company, the Company is subject to regulation and supervision by the Federal Reserve. The Company has no material operations other than its sole ownership of the Bank. The Bank is a Virginia chartered commercial bank that commenced operations in 2006. The Bank is supervised and regulated by the Federal Reserve and the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Virginia BFI”).

We primarily serve small to medium-sized businesses, their owners and employees, professional corporations, non-profits and individuals with a broad range of banking products and financial services. Some of the products and services that we offer include commercial checking, savings and money market accounts, certificates of deposit, treasury and cash management services, commercial and industrial loans, commercial real estate loans, residential and commercial construction and development loans, online banking, and mobile banking. As of December 31, 2023, we had total consolidated assets of $2.24 billion, gross loans of $1.86 billion, total deposits of $1.91 billion and total shareholders’ equity of $229.9 million.

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

Our primary service area comprises the majority of the population and household income of the Washington-Arlington-Alexandria, DC-VA-MD-WV (“Washington, D.C.”) Metropolitan Statistical Area (“MSA”). The Washington, D.C. MSA, according to U.S. Bureau of Economic Analysis data, ranked sixth among all MSAs for 2022 gross domestic product. According to data sourced from S&P Global Market Intelligence, among the largest MSAs ranked by gross domestic product (Chicago, Dallas, Los Angeles, New York and San Francisco), the Washington D.C. MSA ranked second for 2023 median household income at $117,952, second in 2023 to 2028 projected population growth at 2.7% and first in the percentage of inhabitants 25 or older with a bachelor’s degree or higher educational attainment at 53.4%. According to the U.S. Bureau of Labor Statistics, the Washington, D.C. MSA’s May 2023 unemployment rate was 2.6%, the lowest among the aforementioned MSAs.

Based upon Federal Deposit Insurance Corporation (the “FDIC”) data as of June 30, 2023, the Washington D.C. MSA housed $296 billion of deposits, with the top five financial institutions controlling 68.3%. At June 30, 2023, our deposits were $2.05 billion, ranked 17th in the MSA and represented a 0.7% market share. Ten of the sixteen banks ranked ahead of the Company are headquartered outside of the Washington, D.C. MSA. Our market area has experienced a significant degree of banking consolidation over the last several decades. Since the Company’s inception, banking assets in excess of $45 billion have been acquired. We believe that as financial institutions are merged with or acquired by remote, larger institutions, their customers can become further removed from the point of decision making. The consolidation trend provides an opportunity for the Company to execute a focused strategy of offering personalized services to attract potential customers who are underserved or dissatisfied.

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

Strengths

We believe that we are well-positioned to execute our banking strategy as a result of our competitive strengths:

●	Experienced management team. Our executive management team brings decades of in-market experience. Christopher W. Bergstrom, our President and Chief Executive Officer, has a banking career spanning nearly 42 years. Mr. Bergstrom joined the Company in 2018. Prior to joining the Company, Mr. Bergstrom served in executive management capacities at banks in our market area that were significantly larger than the Company. Andrew J. Peden, our Chief Banking Officer, has over 20 years of banking experience, all of it in the Washington, D.C. MSA. He joined the Company in 2018. Kent D. Carstater, our Chief Financial Officer, has over 25 years of financial services experience as a commercial banker and investment banker. He joined the Company in 2016. Messrs. Bergstrom, Peden and Carstater have deepened the management team by recruiting experienced financial services professionals who have demonstrated their ability to drive organic growth, improve operating efficiencies and establish a robust risk management framework.
●	Disciplined credit culture. In originating loans, our relationship managers focus on experienced business owners with demonstrated capacity to fulfill their financial obligations. Loan officers have relatively low individual discretionary loan authority levels, which generally results in loan committee vetting to uphold appropriate structure and terms prior to approval. Loan committee meetings are held regularly and on an as-needed basis to promote prompt decisions. We utilize an independent, nationally recognized independent loan review firm to validate our risk ratings and assess our underwriting and loan administration. We believe that our rigorous underwriting and diligent monitoring of the loan portfolio have created a “credit first” mentality that permeates the Company and is reflected in our asset quality statistics. The fourth quarter of 2023 marked the seventeenth consecutive quarter that the Company had no non-performing loans, other real estate owned or loans 30 days or more past due. In each of the past five fiscal years, net charge-offs have not exceeded 0.01% of gross loans.
●	Conservative balance sheet. The Company’s balance sheet provides the foundation for prudent growth. The Bank’s capital ratios exceed the thresholds required of a well capitalized institution. As of December 31, 2023, the Bank had the capacity to add over $890 million of risk-weighted assets to its balance sheet and still maintain well capitalized status. The Company has ample liquidity to meet its obligations and fund anticipated loan growth. As of December 31, 2023, the Bank had over $179 million of liquid assets, defined as cash and unpledged securities, over $459 million of available secured borrowing facilities and $100 million of available unsecured borrowing facilities. Management believes the Company’s balance sheet is well-positioned for organic growth and potential acquisitions.
●	Proven ability to grow. We have demonstrated an ability to grow our loans and deposits. For the five year period ended December 31, 2023, the Company’s compound annual growth rates in assets, loans, deposits and non-interest bearing deposits were 10.0%, 9.9%, 10.9% and 13.1%, respectively. Our team of professionals has been an important driver of our organic growth by developing banking relationships with current and potential customers. We believe our ability to recruit and retain talented, customer service-oriented professionals has been at the core of our growing and expanding banking relationships.

●	Stable profitability and completive shareholder returns earnings. The Company reported net income of $4.5 million for the three months ended December 31, 2023 and three months ended June 30, 2023. Excluding the non-recurring loss on securities, net of tax and non-recurring taxes and penalties on the early surrender of Bank Owned Life Insurance policies (the “Restructuring”) of $14.6 million in the aggregate, previously disclosed in our second quarter Form 10-Q filed August 9, 2023, the Company’s core net income (Non-GAAP) for each of the last three quarters was approximately $4.5 million during a challenging economic environment. The reported net loss of $10.1 million for the three months ended September 30, 2023 resulted primarily from the Restructuring. From December 31, 2022 to December 31, 2023, the Company increased book value per share from $15.09 to $16.25. In addition to the $0.22 per share cash dividend paid in July 2023, total return to shareholders when considering the change in book value per share and cash dividend for 2023 was $1.38 per share, an increase of 9.2%.
●	Attractive markets. As of June 30, 2023, the most recent FDIC data available, the Washington, D.C. MSA had $296 billion in deposits. Owing in large part to the presence of the United States government, the unemployment rate in the Washington, D.C. MSA has consistently been lower than that of the country as a whole. The Washington, D.C. MSA has undergone a significant amount of bank consolidation in the past several decades. These mergers and acquisitions can disenfranchise customers as the decision makers and procedures of the selling institutions are made to conform to those of the acquiring institutions. This dislocation creates additional opportunities for the Company to develop new business relationships with dissatisfied customers and to hire experienced banking professionals.

Business Strategy

The Company’s goal is to enhance its franchise and shareholder value by achieving significant growth in assets and profitability while maintaining strong asset quality and providing exceptional customer experiences. We embrace innovation and provide value-added solutions our customers need and expect. We intend to execute on this goal by focusing on the following objectives:

●	Maintain financial and credit quality discipline. 2023 underscored the importance of consistency of purpose and a conservative balance sheet. We are committed to being a high performing bank and will strive to continue to grow our loan and deposit portfolios in a disciplined manner. Gross loans net of unearned income grew $70.5 million or 3.9% during 2023, with $39.8 million of the growth taking place during the three months ended December 31, 2023. Excluding Paycheck Protection Program loans, average loan growth over the past five years has been $139.7 million a year. The Company’s asset quality remains outstanding, with the fourth quarter of 2023 marking the 17th consecutive quarter with no non-performing loans, other real estate owned or loans 30 or more days past due. Over the past five years, ROAA was 1.00% and ROAE was 10.26%.
●	Hire experienced commercial banking officers. Our growth strategy centers around the hiring of highly experienced, local banking professionals with successful track records and established customer relationships with small to medium-sized businesses, their owners, professionals and non-profits. We anticipate that these officers will be able to attract customers with whom they have built relationships over the years, enhancing our loan and deposit production. We typically hire one or more officers for a specific target sub-market or business segment and then, if applicable, establish a branch office to support business generation once a significant market presence has been established. This strategy allows us to open branch offices that are profitable at or shortly after opening, further enhancing our franchise value as we continue to grow.
●	Expand in high growth markets. The market areas in which the Company operates and those contemplated for potential expansion are characterized by high concentrations of small to medium-sized businesses, professionals or non-profits. The Company will look for opportunities to expand its franchise in these markets on a selective and opportunistic basis. While the Company has not completed any acquisitions to date, it has, on several occasions, investigated and engaged in discussion with respect to the possibility of such acquisitions, and it expects that it may do so in the future. We may seek additional branching opportunities, centered on experienced lending officers with a significant portfolio of commercial customers. We plan to increase our market share by selective expansion, and by establishing and marketing commercial loan, deposit and cash management products and services, with a high level of personal service, to our desired customer base.

●	Maintain commercial bank, customer-centric orientation among specific segments in our communities. The banking market in the Washington, D.C. MSA has experienced significant consolidation among financial institutions over the last several decades. We compete against larger banks operating in our market by targeting specific customer segments and minimizing layers of management and distance between the customer and the Bank’s decision makers. The Bank is a commercially oriented bank focused on the following customer segments: small to medium-sized businesses, professional services, builders and developers, associations, government contractors, health services companies, nonprofits, private schools, property management companies, trade contractors and title companies. We leverage personal relationships established by our officers, directors and employees with our customers. We strive to provide innovative products and value-added advice to our customers. We believe that the larger financial institutions’ desire to realize efficiencies oftentimes results in more distance and delay in serving customers. Our strategic focus, coupled with the dislocation caused by bank consolidation in our market area, provides an excellent opportunity for the Company to gain market share through a more timely delivery of customer-driven products and services through a personalized sales approach.
●	Continue to leverage our infrastructure and drive profitability. Since our inception, our management team has been successful in implementing its high-touch, technology focused approach to serving customers while maintaining cost consciousness throughout the organization, thereby achieving profitability and return metrics above peer averages. We are able to successfully execute this strategy because of our customers’ limited need for an expansive retail branching network. Our branch-lite strategy allows us to invest in and leverage our digital platform. We have been able to enhance the customer experience through services such as remote deposit capture, mobile banking, online banking, sophisticated internet-based cash management systems and same day Automated Clearing House (ACH), electronic funds transfers. The Company’s successful deployment of technology has enabled us to grow our balance sheet and increase returns by lowering overhead ratios. For the year ended December 31, 2023, the Company’s overhead-to-average assets ratio was 1.33%. The Company’s overhead-to-average asset ratio is calculated by dividing non-interest expense by average assets.

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

Our 10 largest borrowing relationships account for approximately 9.1% of our loans as of December 31, 2023. With this concentration of credit risk among a limited number of borrowers, we may face a greater risk of material credit losses if any one or several of these borrowers fail to perform in accordance with their loans, compared to a bank with a more diversified loan portfolio.

In addition, approximately 59.7% of the loans in our loan portfolio were first originated during the past three years. While we believe our underwriting standards are designed to manage normal lending risks, it is difficult to assess the future performance of our loan portfolio due to the recent origination of many of our loans. As a result, it is difficult to determine whether these loans will become non-performing or delinquent, or whether we will hold non-performing or delinquent loans that may adversely affect our future performance.

Refer to the Loan Portfolio section within Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the composition of our loan portfolio as of December 31, 2023 and 2022.

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

At December 31, 2023, the Bank’s statutory lending limit to any single borrower was approximately $42.3 million, subject to certain exceptions provided under applicable law. As of December 31, 2023, the Bank’s credit exposure to its largest borrower was $25.8 million.

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

As noted above, commercial real estate loans are generally made on owner occupied or managed investment properties where there is both a reliance on the borrower’s financial health and the ability of the borrower and the business to repay. The Bank generally requires personal guarantees on all commercial loans as a matter of policy; exceptions to policy are documented. Most borrowers are required to forward annual corporate, partnership and personal financial statements to comply with Bank policy and enforced through loan covenants. Interest rate risks to the Bank are mitigated by using either floating interest rates or by fixing rates, generally less than 10 years. While loan amortizations may be approved for up to 360 months, loans generally have a call provision (maturity date) of 10 years or less. Specific and non-specific provisions for loan credit loss reserves are generally set based upon a methodology developed by management and approved by the board of directors and described more fully under “Critical Accounting Policies and Estimates” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K. At December 31, 2023, approximately 19.4% of our loan portfolio related to owner occupied commercial real estate loans, and approximately 37.2% of our loan portfolio related to managed investment commercial real estate.

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

We attempt to reduce risk associated with construction and development loans by obtaining personal guaranties and by keeping the maximum loan-to-value ratio at or below 75% of the appraised value and maximum loan-to-cost ratio at or below 85%, depending on the project type. All construction loans are administered by a centralized department within the Bank that is comprised of experienced loan administrators that specialize in residential, commercial and consumer construction project oversight.  Further, all construction loans are loaded into, and managed on, a third party, nationally recognized construction loan administration platform, which is a fintech solution that provides a unique customer experience, consistency in loan administration, and risk management through portfolio monitoring, market/asset type/borrower concentration analysis, and disbursement efficiency. Finally, the Bank works with highly sophisticated sponsors that are experienced, well capitalized, and positioned to manage through a downturn. As of December 31, 2023, construction and development loans made up approximately 9.7% of our loan portfolio.

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

Combined, commercial term loans and lines of credit represent approximately 2.4% of our loan portfolio as of December 31, 2023.

Mortgage Lending. The Bank originates, funds and services non-conforming 1-4 family residential mortgage loans for its own portfolio. Such loans are generally made at no more than the lesser of 80% loan to collateral value or cost. Mortgage loans are underwritten with full documentation, including verification of income and assets. Although the mortgage loans the Bank originates often carry amortization periods of up to 30 years, interest rate risk is controlled through balloon payments or interest rate adjustments of generally six years or less. At December 31, 2023, Bank originated 1-4 residential mortgage loans represented 7.5% of our loan portfolio.

The Bank also purchases and services 5/1, 7/1 and 10/1 adjustable rate mortgages. These mortgages are made on primary residences within our market area and are subject to a strict, uniform set of underwriting criteria. Management views purchased mortgages as a managed risk means of diversifying our earning asset portfolio and achieving a yield, net of the amortized premium, superior to that which may be available in the fixed income market. At December 31, 2023, approximately 16.4% of our loan portfolio related to purchased mortgages.

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

Our investment policy is reviewed annually by our board of directors. The Company’s board of directors has delegated the responsibility of monitoring our investment activities to management consistent with the requirements of the Bank’s Asset Liability Management policy. Day-to-day activities pertaining to the securities portfolio are conducted under the supervision of our Chief Financial Officer and Chief Executive Officer. We actively monitor our investments on an ongoing basis to identify any material changes in the securities. We also review our securities for potential credit impairment at least quarterly.

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

We could remain an emerging growth company for up to five years, or until the earliest of (i) the end of the first fiscal year during which we have total annual gross revenues of $1.07 billion or more, (ii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (iii) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Employees

As of December 31, 2023, we had 133 full-time employees and 2 part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

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

The Federal Reserve has adopted final rules regarding capital requirements and calculations of risk-weighted assets to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. These rules require the Bank to comply with the following minimum capital ratios: (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of 4.5%, plus a 2.5% capital conservation buffer, resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of 7.0%, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the 2.5% capital conservation buffer, resulting in a minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of total risk-based capital to risk-weighted assets of 8.0%, plus the 2.5% capital conservation buffer, resulting in a minimum total risk-based capital ratio of 10.5%, and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer, which was phased in ratably over a four year period beginning January 1, 2016, is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. As of December 31, 2023 and 2022, the capital ratios of the Bank were in excess of the fully phased-in requirements.

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

As directed by the Economic Growth, Regulatory Relief and Consumer Protection Act, on November 4, 2019, the federal banking agencies jointly issued a final rule that permits qualifying banks that have less than $10 billion in total consolidated assets to elect to be subject to a 9% “community bank leverage ratio” (“CBLR”). Under this rule, which became effective January 1, 2020, a qualifying bank that has chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements and would be considered to have met the capital ratio requirements to be “well capitalized” under prompt corrective action rules provided it has a CBLR greater than 9%. Under the final rule, a qualifying community banking organization is any depository institution or depository institution holding company that has less than $10 billion in total consolidated assets, off-balance sheet exposures (excluding derivatives other than sold credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. The banking organization also cannot be an advanced approaches banking organization. As of December 31, 2023, the Bank was a qualifying community banking organization, but elected not to measure capital adequacy under the CBLR framework.

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

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the Deposit Insurance Fund of the FDIC (“DIF”), subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2023 and 2022.

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

In March 2016, the FDIC implemented by final rule certain Dodd-Frank Act provisions by raising the DIF’s minimum reserve ratio from 1.15% to 1.35%. The FDIC imposed a 4.5 basis point annual surcharge on insured depository institutions with total consolidated assets of $10 billion or more. The rule granted credits to smaller banks for the portion of their regular assessments that contributed to increasing the reserve ratio from 1.15% to 1.35%. On June 21, 2022, the FDIC approved the Amended Restoration Plan to increase the Deposit Insurance Fund. The Amended Restoration Plan increased the initial base deposit insurance assessment rate schedules by two basis points beginning the first quarterly assessment period of 2023. For the years ended December 31, 2023 and 2022, the Company recorded expense of $1.0 million and $0.6 million, respectively, for FDIC insurance premiums.

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

On October 24, 2023, the federal bank regulatory agencies issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rules are likely to make it more challenging and/or costly for the Bank to receive a rating of at least “satisfactory” on its CRA evaluation.

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

In October 2023, the CFPB proposed a new rule that would require a provider of payment accounts or products, such as the Bank, to make certain data available to consumers upon request regarding the products or services they obtain from the provider. The proposed rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products and services. For banks with over $850 million and less than $50 billion in total assets, such as the Bank, compliance would be required approximately two and one-half years after adoption of the final rule.

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

In July 2023, the SEC issued a final rule to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and incident reporting by public companies that are subject to the reporting requirements of the Exchange Act. Specifically, the final rule requires current reporting about material cybersecurity incidents, periodic disclosures about a registrant’s policies and procedures to identify and manage cybersecurity risk, management’s role in implementing cybersecurity policies and procedures, and the board of directors’ cybersecurity expertise, if any, and its oversight of cybersecurity risk. See Item 1C. Cybersecurity of this Form 10-K for a discussion of the Company’s cybersecurity risk management, strategy and governance.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company and the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the institution’s safety and soundness, and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2023, the Company and the Bank have not been made aware of any instances of noncompliance with this guidance.

The Nasdaq Stock Market, LLC, the exchange on which our common stock is listed, enacted a listing rule that became effective in 2023 requiring listed companies to adopt policies mandating the recovery or “clawback” of excess incentive compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The Company has adopted a clawback policy compliant with such rule, a copy of which is attached as Exhibit 97 to this Form 10-K.

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

Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors, including local market conditions and general economic conditions. Many of our loans are made to small to medium-sized businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. If the overall economic climate in the United States, generally, or in our market specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for loan credit losses. Additional factors related to the credit quality of multifamily residential, real estate construction and other commercial real estate loans include the quality of management of the business and tenant vacancy rates.

Our risk management practices, such as monitoring the concentration of our loans within specific markets and our credit approval, review and administrative practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our allowance for loan credit losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have an adverse effect on our business, financial condition and results of operations.

Our allowance for loan credit losses may be inadequate to absorb probable losses inherent in the loan portfolio.

Experience in the banking industry indicates that a portion of our loans will become delinquent, and that some may only be partially repaid or may never be repaid at all. We may experience losses for reasons beyond our control, such as the impact of general economic conditions on customers and their businesses. Accordingly, we maintain an allowance for loan credit losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. In determining the size of our allowance for loan credit losses, we rely on an analysis of our loan portfolio considering historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. The determination of the appropriate level of the allowance for loan credit losses is inherently highly subjective and requires us to use significant judgment to estimate the level of credit risk and probable losses of the institution based on an evaluation the factors and circumstances that exist as of the applicable measurement date, all of which may change materially. Although we endeavor to maintain our allowance for loan credit losses at a level adequate to absorb any inherent expected losses in the loan portfolio, these estimates of loan credit losses are necessarily subjective and their accuracy depends on the outcome of future events. As of December 31, 2023, the allowance for loan credit losses was $19.5 million or 1.05% of total loans, net of unearned income.

Deterioration of economic conditions affecting borrowers, new information regarding existing loans, inaccurate management assumptions, identification of additional problem loans, temporary modifications, loan forgiveness, automatic forbearance and other factors, both within and outside of our control, may result in our experiencing higher levels of nonperforming assets and charge-offs, and incurring loan credit losses in excess of our current allowance for loan credit losses, requiring us to make material additions to our allowance for loan credit losses, which could have an adverse effect on our business, financial condition and results of operations.

Additionally, federal and state banking regulators, as an integral part of their supervisory function, periodically review the allowance for loan credit losses. These regulatory agencies may require us to increase our provision for loan credit losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. If we need to make significant and unanticipated increases in the loss allowance in the future, or to take additional charge-offs for which we have not established adequate reserves, our business, financial condition and results of operations could be adversely affected at that time.

If our non-performing assets increase, our earnings will be adversely affected.

At December 31, 2023, we had no non-performing assets. Non-performing assets consist of non-accrual loans, loans 90 days or more past due and still accruing interest, and other real estate owned. Non-performing assets held by the Company will adversely affect our net income in various ways:

●	we record interest income only on the cash basis or cost-recovery method for non-accrual loans and we do not record interest income for other real estate owned;
●	we must provide for loan credit losses through a current period charge to the provision for loan credit losses;
●	non-interest expense increases when we write down the value of properties in our other real estate owned portfolio to reflect changing market values;
●	there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees; and
●	the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

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

We make loans primarily to borrowers in the Washington, D.C. MSA, focusing on the Virginia counties of Arlington, Fairfax, Loudoun and Prince William and the independent cities located within those counties, and Washington D.C. and its Maryland suburbs, and have a substantial portion of our loans secured by real estate. These concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in such areas, or the continuation of such adverse developments, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand and deposit growth. In that event, we could experience lower earnings or losses. Additionally, if economic conditions in the area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, our provision for loan credit losses may increase, the value of collateral may decline and loan demand may be reduced.

We are exposed to higher credit risk by commercial real estate, commercial and industrial and construction and development-based lending as well as relationship exposure with a number of large borrowers.

Commercial real estate, commercial and industrial and construction and development based lending usually involve higher credit risks than 1-4 family residential real estate lending. While we observed a decrease in exposure year-over-year, as of December 31, 2023, the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate (both owner-occupied and non-owner occupied) -  56.6%; commercial and industrial -  2.4%; and construction and land -  9.7%. These types of loans also involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure. As of December 31, 2023, we had 27 relationships with over $10 million of outstanding borrowings with us. While we are not dependent on any of these relationships and while none of these large relationships have directly impacted our allowance for loan credit losses, a deterioration of any of these large credits could require us to increase our allowance for loan credit losses or result in significant losses to us.

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

Additionally, commercial real estate loans, commercial and industrial loans and construction and development loans are more susceptible to a risk of loss during a downturn in the business cycle. Some degree of instability in the commercial real estate markets is expected in the coming quarters as loans are refinanced in markets with higher vacancy rates under current economic conditions. The outlook for commercial real estate remains dependent on the broader economic environment and, specifically, how major subsectors respond to a higher interest rate environment and higher prices for commodities, goods and services. Our underwriting, review and monitoring cannot eliminate all of the risks related to these loans.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a foreclosure depends on factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liabilities, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, our ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of other real estate owned (“OREO”) could have an adverse effect on our business, financial condition and results of operations. The Company did not have any OREO as of December 31, 2023.

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

Our 10 largest borrowing relationships accounted for approximately 9.1% of our loans at December 31, 2023. Our largest single borrowing relationship accounted for approximately 1.4% of our loans at December 31, 2023. The loss of any combination of these borrowers, or a significant decline in their borrowings due to fluctuations related to their business needs, could adversely affect our results of operations if we are unable to replace their borrowings with similarly priced new loans or investments. In addition, with this concentration of credit risk among a limited number of borrowers, we may face a greater risk of material credits losses if any one or several of these borrowers fail to perform in accordance with their loans, compared to a bank with a more diversified loan portfolio.

Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.

As a result of our organic growth over the past several years, as of December 31, 2023, approximately $1.11 billion, or 59.7%, of the loans in our loan portfolio were first originated during the past three years. The average age by loan type for loans originated in the past three years is: commercial real estate loans—1.81 years; commercial and industrial loans—1.24 years; commercial construction loans—1.19 years; and consumer residential loans—1.50 years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Therefore, the recent and current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio, including net charge-offs and the ratio of nonperforming assets in the future. Our limited experience with these loans may not provide us with a significant history with which to judge future collectability or performance. However, we believe that our stringent credit underwriting process, our ongoing credit review processes, and our history of successful management of our loan portfolio, mitigate these risks. Nevertheless, if delinquencies and defaults increase, we may be required to increase our provision for loan credit losses, which could have an adverse effect on our business, financial condition and results of operations.

The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property and other real estate owned may not accurately reflect the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately reflect the net value of the collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of OREO that we acquire through foreclosure proceedings and to determine loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, if any, and our allowance for loan credit losses may not reflect accurate loan impairments. Inaccurate valuation of OREO or inaccurate provisioning for loan credit losses could have an adverse effect on our business, financial condition and results of operations. The Company did not have any OREO as of December 31, 2023.

Risks Related to Funding and Liquidity

Our deposit portfolio includes significant concentrations and a large percentage of our deposits are attributable to a relatively small number of customers.

We rely on a small number of large deposit customers, including high-average balance municipal deposits, as a source of funds. Our 10 largest depositor relationships accounted for approximately 16.8% of our deposits at December 31, 2023. Our largest depositor relationship accounted for approximately 3.7% of our deposits at December 31, 2023. These deposits can and do fluctuate substantially. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ operations, could adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income.

Limits on our ability to use brokered deposits as part of our funding strategy may adversely affect our ability to grow.

A “brokered deposit” is any deposit that is obtained from, or through the mediation or assistance of, a deposit broker. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates. Legislation excludes reciprocal deposits of up to the lesser of $5 billion or 20.0% of an institution’s deposits from the definition of brokered deposits, where the institution is well capitalized and has a composite supervisory rating of 1 or 2. We have used brokered deposits in the past, and we may continue to use brokered deposits as one of our funding sources to support future growth. As of December 31, 2023, brokered deposits represented approximately 17.0% of our total deposits. Reciprocal deposits represented an additional 14.7% of total deposits at December 31, 2023.

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

The proportion of our deposit account balances that exceed FDIC insurance limits may expose the Bank to enhanced liquidity risk in times of financial distress.

In the wake of the 2023 regional bank failures, which the FDIC concluded were generated by, in significant part, a high volume of uninsured deposits, many large depositors withdrew deposits in excess of applicable deposit insurance limits and deposited these funds in other financial institutions. In many instances, depositors moved these funds into money market mutual funds or other similar securities accounts in an effort to diversify the risk of further bank failure(s).

Uninsured deposits historically have been viewed by the FDIC as less stable than insured deposits. An interagency policy statement issued in July 2023 noted that banks should maintain actionable contingency funding plans that take into account a range of possible stress scenarios, assess the stability of their funding and maintain a broad range of funding sources, ensure that collateral is available for borrowing, and review and revise contingency funding plans periodically and more frequently as market conditions and strategic initiatives change.

Deposits that were not insured or not collateralized by securities represented 33.0% of total deposits as of December 31, 2023. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present period. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our available-for-sale investment securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. Under such circumstances, we may be required to access funding from sources such as the Federal Reserve’s discount window in order to manage our liquidity risk.

Unrealized losses in our securities portfolio could affect liquidity.

As market interest rates have increased, we have experienced significant unrealized losses on our available for sale securities portfolio. Unrealized losses related to available for sale securities are reflected in accumulated other comprehensive income in our consolidated balance sheets and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect our regulatory capital ratios. We actively monitor our available for sale securities portfolio and we do not currently anticipate the need to sell securities for liquidity purposes. Furthermore, we believe it is unlikely that we would be required to sell any such securities before recovery of their amortized cost bases, which may be at maturity. Nonetheless, our access to liquidity sources could be affected by unrealized losses if securities must be sold at a loss; tangible capital ratios continue to decline from an increase in unrealized losses or realized credit losses; the FHLB or other funding sources reduce capacity; or bank regulators impose restrictions on us that impact the level of interest rates we may pay on deposits or our ability to access brokered deposits. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.

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

We maintain an investment portfolio consisting of various high-quality liquid fixed-income securities. The total carrying value of the AFS securities portfolio as of December 31, 2023 was $170.0 million and the estimated duration of the portfolio was approximately 3.0 years. The nature of fixed-income securities is such that changes in market interest rates impact the value of these assets. Based on the duration of our AFS securities portfolio, a one percent increase or decrease in market rates is projected to positively or negatively impact the market value of the AFS securities portfolio by approximately $20.1 million and $11.2 million, respectively. Other factors beyond our control including, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and instability in the capital markets can also significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. Any of these factors, among others, could cause expected credit losses and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, financial condition or results of operations. The process for determining whether expected credit losses exist usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and collateral underlying the security. Our failure to correctly and timely assess any expected credit losses with respect to our securities could have an adverse effect on our business, financial condition or results of operations.

Inflation can have an adverse impact on our business and on our customers.

During 2023, the United States experienced the highest level of inflation since the 1980s. In response, the Federal Reserve increased the federal funds target rate four times in 2023 to 5.25% to 5.50% at December 31, 2023. As a result, market interest rates increased during the year. Price-wage inflation may cause us to give higher than normal raises to employees and start new employees at a higher wage. Furthermore, our clients are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. As market interest rates rise, the value of our investment securities generally decreases, although this effect can be less pronounced for floating rate instruments. Higher interest rates reduce the demand for loans and increase the attractiveness of alternative investment and savings products, like U.S. Treasury securities and money market funds, which can make it difficult to attract and retain deposits.

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

External and internal risk has proliferated in recent years.

The shift in recent years to digital, mobile, and online platforms have resulted in a large volume of payment transactions being executed more quickly leaving banks less time to identify and counteract fraud, and recover the funds misappropriated by fraudulent actors. Moreover, the level of sophistication of fraud has increased in part due to greater collaboration among bad actors, including the exchange of stolen data, new techniques and expertise available on the dark web. The financial services industry is continually developing and forcing countermeasures to prevent, detect and remediate the ever-shifting fraud landscape and the ability to quickly adapt to new threats is a critical element of fraud prevention.

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

The Company’s business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, its business and a negative impact on results of operations.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems, whether due to severe weather, natural disasters, cyber-attack, acts of war or terrorism, criminal activity or other factors, could result in failures or disruptions in general ledger, deposit, loan, customer relationship management and other systems. While the Company has disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage its reputation, result in a loss of customer business, subject it to additional regulatory scrutiny or expose it to civil litigation and possible financial liability, any of which could have a material adverse effect on results of operations.

We are dependent on the use of data and modeling in both our management’s decision-making generally and in meeting regulatory expectations in particular.

The use of statistical and quantitative models and other quantitatively-based analyses is endemic to bank decision making and regulatory compliance processes, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, allowance for loan credit loss measurement, portfolio stress testing and the identification of possible violations of anti-money laundering regulations are examples of areas in which we are dependent on models and the data that underlie them. We anticipate that model-derived insights will be used more widely in our decision making in the future. While these quantitative techniques and approaches improve our decision making, they also create the possibility that faulty data or flawed quantitative approaches could yield adverse outcomes or regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision making, which could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2023, commercial real estate loans represented 342.8% of our total risk-based capital and had increased 19.3% during the prior 36 months. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to our commercial real estate portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could limit our growth, require us to obtain additional capital, and have an adverse effect on our business, financial condition and results of operations.

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

Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact our business.

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. The U.S. Congress has continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. The leadership of the Federal Reserve has emphasized that their supervisory charge is not to regulate climate concerns, but rather focus on climate-related risks that are faced by banking organizations of all types and sizes, specifically including physical and transition risks, and are in the process of enhancing supervisory expectations through the implementation of climate related regulations and guidelines governing banks' risk management practices, which could result in increased compliance costs and other compliance-related risks.

The above measures may also result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes, each of which may require us to expend significant capital and incur compliance, operating, maintenance and other costs. Given the lack of empirical data on the credit and other financial risks posed by climate change, it is impossible to predict how climate change may impact our financial condition and operations; however, as a banking organization, the physical effects of climate change may present certain unique risks to us.

Additionally, in March 2024, the SEC adopted rules requiring public companies, such as the Company, to provide climate-related disclosures in their annual reports and registration statements, which are expected to increase costs.

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

We currently intend to pay dividends on our common stock; however, our future ability to pay dividends is subject to restrictions.

There are a number of restrictions on our ability to pay dividends. It is the policy of the Reserve Bank that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

Our principal source of funds to pay dividends on our common stock is cash dividends that we receive from the Bank. The payment of dividends by the Bank to us is subject to certain restrictions imposed by federal banking laws, regulations and authorities. The federal banking statutes prohibit federally insured banks from making any capital distributions (including a dividend payment) if, after making the distribution, the institution would be "under capitalized" as defined by statute. In addition, the relevant federal regulatory agencies have authority to prohibit an insured bank from engaging in an unsafe or unsound practice, as determined by the agency, in conducting an activity. The payment of dividends could be deemed to constitute such an unsafe or unsound practice, depending on the financial condition of the Bank. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements.

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

Moreover, the overall market and the price of our common stock may experience volatility due to this lack of liquidity. The market price for our common stock has fluctuated significantly, ranging between $27.70 and $15.65 per share during the 12 months ended December 31, 2023.

General risk factors

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

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to the Company’s environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs for the Company as well as among our suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact the Company’s reputation, ability to do business with certain partners, access to capital, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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

Item 1B.Unresolved Staff Comments

None.

Item 1C.Cybersecurity

Cybersecurity risk is a significant operational risk facing our business. Cybersecurity risks result from intentional malicious attacks or unintentional acts that result in an impact to the confidentiality, integrity or availability of our clients’ or third parties' operations, systems or data. Cybersecurity risk management is an integral element of the Company’s overall risk management strategy.

Management assesses and manages material risks from cybersecurity threats through designated management positions and committees that are responsible for overseeing technology and information security. Our Chief Technology and Information Security Officer ensures the coordinated and consistent implementation of risk management initiatives and strategies on a frequent basis with our Chief Operating Officer and Chief Financial Officer. Results of the information and cybersecurity efforts and recommendations are reported by the Chief Technology and Information Security Officer to the IT Steering Committee, Risk Management Committee and Board of Directors no less than quarterly. The Audit Committee is primarily responsible for overseeing risk management, including risks associated with cybersecurity and potential threats thereto. Our management is directly involved in assessing and managing cybersecurity risks.

The Company uses the National Institute of Standards and Technology Cybersecurity framework (“NIST CF”) for improving critical infrastructure by measuring and evaluating the effectiveness of information and cybersecurity controls. We utilize Payment Card Industry Data Security Standards, and other applicable standards, laws, and regulations.  We have various processes for risk assessment, vulnerability management, threat management, independent penetration testing, security architecture, access management, network security management, and security event monitoring and security awareness. Certain processes involve the use of third parties.

Risk Assessment Process. On an annual basis, a risk assessment and maturity analysis is performed for the Company based on the NIST CSF Framework. The risk assessment takes into consideration a combination of risks related to the identification, prevention, detection, response, and recovery from cyber events. The risk assessment considers the inherent risk and controls implemented at the Company and measures the residual risk to ensure it is within the Company’s risk tolerance.

Vulnerability Management Process. Regular internal and external vulnerability scanning is conducted at varying intervals to proactively identify configuration weaknesses, missing patches and other vulnerabilities in the Company’s information systems environment. Identified vulnerabilities are classified and scored based on severity, known exploitation or malware impacting the vulnerability, and the age in the environment. We prioritize the patching of critical and severe vulnerabilities.

Threat Management Process. In addition to the regular and routine vulnerability scanning, the Company relies on various threat intelligence feeds for the identification and awareness of potential threats that could impact the Company’s environment. Using third party vendors to assist, threats are integrated into our monitoring solutions, email filtering, web-browsing controls, malware detection, and perimeter firewalls to proactively prevent, detect and deter threats with the capability to impact the Company environment. We continually enhance the cybersecurity capabilities based on evolving threats. We have adopted an incident response plan that applies in the event of a cybersecurity threat or incident.

Independent Penetration Testing. On an annual basis, we engage with an independent third-party provider to perform various penetration tests of the environment. The penetration tests look at our customer facing applications, how we respond to social engineering activities, overall external attack surface and internal vulnerabilities. Issues identified from the penetration tests are tracked and escalated to ensure appropriate remediation occurs before closure.

Security Architecture. To ensure the secure configuration, design, and implementation of our internally hosted and third-party hosted systems, security architecture reviews are conducted. The architecture reviews entail utilizing best practices and the involvement of third party experts, as well as internal Information Security personnel and third-party vendor contacts to ensure the implementation is meeting policies, is configured with strong security practices, and utilizes appropriate access controls.

Access Management. Utilizing a least privilege, need-to-know access methodology, access is controlled through a centralized user access management function responsible for the provisioning, transfer and de-provisioning of users’ access. Access management also performs routine reviews of application and systems access to ensure access remains appropriate. For third-party hosted environments, access management works with security architecture to ensure single sign-on controls are employed or additional factors are utilized to prevent unauthorized access to these environments.

Network Security Management. The security of the Company’s network infrastructure is maintained via

•	internal and perimeter firewalls with intrusion detection,
•	the use of some network segmentation to isolate access to certain applications and systems,
•	virtual local area networks,
•	email filtering to identify spam, malware, and phishing messages in received email messages,
•	malware detection,
•	data loss prevention controls to prevent the theft, or mass exfiltration of data,
•	Virtual Private Networks to control remote access to our network,
•	intrusion detection capabilities,
•	network access controls are in place to prevent unauthorized assets from connecting to the network, and
•	web filtering.

Security Event Monitoring.  The Chief Technology and Information Security Officer and Information Security personnel work together as centralized security monitoring team and are responsible for the response to alerts generated from a consolidated log collection system. Log collection occurs from various assets and hosted environments. The 24 x 7 monitoring is third-party provided security information and event management tool, and enables threat identification, detects suspicious activity in the environment using a nationally recognized, third-party framework, performs user behavior analytics, and endpoint detection and response. Alerts are investigated to ascertain whether a cyber-incident is occurring or not.

Security Awareness. Quarterly training is conducted for continuing education for all employees and monthly phishing tests are administered. We also email and post articles on our intranet of common attack schemes for our employees awareness.  An annual cyber report is presented to the Board of Directors with monthly cyber reports.

Our Vendor Management Policy contains policies and procedures to follow when utilizing external third-parties and due diligence is performed over new vendors prior to engaging in services. Vendor Management ensures key risk components are mitigated based on acceptable Company standards. Any third parties used in any cybersecurity processes are vetted through our vendor management process.

Risks from Cybersecurity threats or previous incidents have not materially affected business strategy, results of operations, or financial condition.  A vendor management report is presented to the Board of Directors on an annual basis by the Chief Technology and Information Security Officer.

Item 2.Properties

The Company is headquartered in Reston, Virginia and conducts business through its headquarters office and eight full-service bank branches. The following table sets forth information regarding our offices, which are all leased.

Location	Year Leased
Headquarters:
1943 Isaac Newton Sq. E, Suites 100, 125, 200, and 220 Reston, VA 20190	2011[1]
Other Properties:
Reston Branch 1943 Isaac Newton Sq. E, Ste. 150 Reston, VA 20190	2011
Alexandria Branch 640 Franklin St., Suites 120 and 230 Alexandria, VA 22314	2013
Arlington Branch 2300 Wilson Blvd., Ste. 120 Arlington, VA 22201	2014
Washington, D.C. Branch 1625 K St., NW, Ste. 1050 Washington, DC 20006	2023
Loudoun Branch 842 South King St. Leesburg, VA 20175	2008
Prince William Branch 12701 Marblestone Dr., Ste. 150 Woodbridge, VA 22192	2021
Rockville Branch 11 N. Washington St., Ste. 100 Rockville, MD 20850	2010
Tysons Branch 8229 Boone Blvd., Ste. 102 Tysons, VA 22182	2016
(1)	Suite 200 of the Company’s headquarters was leased starting in 2016.

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

Part II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock is currently listed on the Nasdaq Capital Market under the symbol "JMSB." As of March 7, 2024, there were 515 holders of record of our common stock and approximately 1,993 total beneficial shareholders.

Dividends

On April 24, 2023, the Company declared an annual cash dividend of $0.22 per outstanding share of common stock paid on July 6, 2023 to shareholders of record as of June 27, 2023. The declaration of future dividends by the Company is subject to the discretion of our Board, and we can provide no assurance that we will continue to declare dividends.

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

Use of Non-GAAP Financial Measures

This discussion and analysis contains financial information determined by methods other than in accordance with GAAP. Management believes that the supplemental non-GAAP information provides a better comparison of period-to-period operating performance. Additionally, the Company believes this information is utilized by regulators and market analysts to evaluate a company’s financial condition and therefore, such information is useful to investors. Non-GAAP measures used in this report consist of tax-equivalent net interest income, core non-interest income, core net income, core earnings per share (diluted), core return on average assets and core return on average equity excluding the impact of losses recognized in July 2023 on the sale of available-for-sale securities and taxes paid on the early surrender of bank owned life insurance policies.

These disclosures should not be viewed as a substitute for financial results in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures which may be presented by other companies. Where the non-

GAAP financial measure is used, the comparable GAAP financial measure, as well as reconciliation to that comparable GAAP financial measure, as well as a statement of the company’s reasons for utilizing the non-GAAP financial measure, can be found within this discussion and analysis.

Overview

We are a bank holding company headquartered in Reston, Virginia primarily serving the Washington, D.C. metropolitan area. The material business operations of our organization are performed through the Bank. As a result, the discussion and analysis within this section primarily relate to activities conducted at the Bank.

As with most community banks, the Bank derives a significant portion of its income from interest received on loans and investments. The Bank’s primary source of funding is deposits, both interest-bearing and non-interest-bearing. To account for credit risk inherent in all loans, the Bank maintains an allowance for loan credit losses to absorb lifetime losses on existing loans. The Bank establishes and maintains this allowance by recording a provision for loan credit losses against earnings. In addition to net interest income, the Bank also generates income through service charges on deposits, insurance commission income, merchant services fee income, swap fee income and gain on sale of the guaranteed portion of U.S. Small Business Administration (“SBA”) 7(a) loans. In order to maintain its operations, the Bank incurs various operating expenses which are further described within the “Results of Operations” later in this section.

As of December 31, 2023, the Company had total consolidated assets of $2.24 billion, total loans net of unearned income of $1.86 billion, total deposits of $1.91 billion and total shareholders’ equity of $229.9 million.

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

Allowance for Loan Credit Losses

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

Selected Financial Data

The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of December 31, 2023 and 2022 and the selected income statement data for the years ended December 31, 2023 and 2022 have been derived from our audited consolidated financial statements included elsewhere in this Form 10-K and should be read in conjunction with the other information contained in this Form 10-K, including the information contained within this “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 – Financial Statements and Supplementary Data.”

	As of or for the Years Ended
(Dollars in thousands, except per share data)	December 31, 2023	December 31, 2022
Balance Sheet Data:
Loans, net of unearned income	$1,859,967	$1,789,508
Allowance for loan credit losses	19,543	20,208
Total assets	2,242,549	2,348,235
Deposits	1,906,600	2,067,740
Shareholders’ equity	229,914	212,800
Asset Quality Data:
Net (charge-offs) recoveries to average total loans, net of unearned income	0.00%	0.00%
Allowance for loan credit losses to nonperforming loans	NM	NM
Allowance for loan credit losses to total gross loans net of unearned income	1.05%	1.13%
Non-performing assets to total assets	0.00%	0.00%
Non-performing loans to total loans	0.00%	0.00%
Capital Ratios (Bank level):
Equity-to-total assets ratio	11.1%	10.0%
Total risk-based capital ratio	15.7%	15.6%
Tier 1 risk-based capital ratio	14.7%	14.4%
Common equity tier 1 ratio	14.7%	14.4%
Leverage ratio	11.6%	11.3%
Income Statement Data:
Interest and dividend income	$100,770	$84,066
Interest expense	50,286	13,645
Net interest income	$50,484	$70,421
Provision for (recovery of) credit losses	(3,252)	175
Non-interest income (loss)	(14,940)	1,691
Non-interest expense	30,815	31,874
Income before taxes	$7,981	$40,063
Income tax expense	2,823	8,260
Net income	$5,158	$31,803
Per Share Data and Shares Outstanding:
Weighted average common shares (basic)	14,076,925	13,931,841
Weighted average common shares (diluted)	14,147,193	14,084,427
Common shares outstanding	14,148,533	14,098,986
Earnings per share, basic	$0.37	$2.27
Earnings per share, diluted	$0.36	$2.25
Book value per share	$16.25	$15.09
Performance Ratios:
Return on average assets ("ROAA")(1)	0.22%	1.40%
Return on average equity ("ROAE")(2)	2.32%	15.18%
Net interest margin(3)	2.22%	3.16%
Non-interest expense to average assets (4)	1.33%	1.40%
Efficiency ratio(5)	86.7%	44.2%

NM – Not meaningful

(1)	ROAA is calculated by dividing net income by year-to-date average assets.
(2)	ROAE is calculated by dividing net income by year-to-date average equity.
(3)	Net interest margin for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(4)	Non-interest expense to average assets is calculated by dividing non-interest expense by average assets.
(5)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

Results of Operations – Years Ended December 31, 2023 and December 31, 2022

Overview

The Company reported net income of $5.2 million for the year ended December 31, 2023, a decrease of $26.6 million when compared to the same period in 2022. As disclosed in our second quarter Form 10-Q filed August 9, 2023, during July, the Company sold certain lower-yielding available-for-sale investment securities with a total par value of $161.2 million and agreed to surrender $21.4 million of bank owned life insurance (“BOLI”) contracts, resulting in a non-recurring, after-tax loss of $14.6 million that was recorded during the third quarter of 2023 (the “Restructuring”). Core net income (Non-GAAP) defined as reported net income excluding the non-recurring after-tax loss on securities sale and taxes paid in conjunction with the surrender of the Bank’s BOLI policies resulting from the Restructuring, was $19.8 million for the year ended December 31, 2023, a decrease of $12.0 million when compared to the same period in 2022. The following table reconciles net income to core net income, which is a non-GAAP measure, and outlines reported (GAAP) and core (Non-GAAP) diluted earnings per share, ROAA and ROAE as follows:

	For the Years Ended
(Dollars in thousands, except per share amounts)	December 31, 2023	December 31, 2022
Net income (GAAP)	$5,158	$31,803
Add: Loss on securities sale, net of tax	13,520	-
Add: Non-recurring tax and 10% modified endowment contract penalty on early surrender of BOLI policies	1,101	-
Core net income (Non-GAAP) (1)	$19,779	$31,803
Earnings per share - diluted (GAAP)	$0.36	$2.25
Core earnings per share - diluted (Non-GAAP) (2)	$1.39	$2.25
Return on average assets (GAAP)	0.22%	1.40%
Core return on average assets (Non-GAAP) (3)	0.85%	1.40%
Return on average equity (GAAP)	2.32%	15.18%
Core return on average equity (Non-GAAP) (4)	8.91%	15.18%
(1)	Core net income reflects net income adjusted for the non-recurring tax effected loss recognized on the sale of available-for-sale securities and non-recurring tax expense associated with the surrender of the Company’s BOLI policies in July 2023. Tax benefit (expense) is calculated using the federal statutory tax rate of 21%.
(2)	Core earnings per share – diluted is calculated by dividing core net income by the sum of basic weighted average shares outstanding and diluted weighted average shares outstanding for each period presented.
(3)	Core return on average assets is calculated by dividing core net income by average assets for each period presented.
(4)	Core return on average equity is calculated by dividing core net income by average equity for each period presented.

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

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the years ended December 31, 2023 and 2022.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

	December 31, 2023			December 31, 2022
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$368,922	$7,506	2.03%	$440,899	$8,183	1.86%
Tax-exempt(1)	2,351	68	2.89%	5,001	152	3.04%
Total securities	$371,273	$7,574	2.04%	$445,900	$8,335	1.87%
Loans, net of unearned income(2):
Taxable	1,764,315	85,515	4.85%	1,652,940	73,497	4.45%
Tax-exempt(1)	28,190	1,164	4.13%	24,211	993	4.10%
Total loans, net of unearned income	$1,792,505	$86,679	4.84%	$1,677,151	$74,490	4.44%
Interest-bearing deposits in other banks	$126,623	$6,776	5.35%	$116,092	$1,482	1.28%
Total interest-earning assets	$2,290,401	$101,029	4.41%	$2,239,143	$84,307	3.77%
Total non-interest earning assets	32,430			36,624
Total assets	$2,322,831			$2,275,767
Liabilities & Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$299,468	$6,804	2.27%	$311,950	$1,359	0.44%
Money market accounts	362,243	10,150	2.80%	395,369	3,340	0.84%
Savings accounts	69,742	831	1.19%	108,178	504	0.47%
Time deposits	842,121	29,383	3.49%	682,674	6,575	0.96%
Total interest-bearing deposits	$1,573,574	$47,168	3.00%	$1,498,171	$11,778	0.79%
Federal funds purchased	302	15	4.97%	386	15	3.89%
Subordinated debt, net	24,664	1,396	5.66%	26,754	1,810	6.77%
Federal Reserve Bank borrowings	35,663	1,707	4.79%	6,175	42	0.68%
Total interest-bearing liabilities	$1,634,203	$50,286	3.08%	$1,531,486	$13,645	0.89%
Demand deposits	447,804			518,284
Other liabilities	18,791			16,518
Total liabilities	$2,100,798			$2,066,288
Shareholders’ equity	$222,033			$209,479
Total liabilities and shareholders’ equity	$2,322,831			$2,275,767
Net interest spread			1.33%			2.88%
Net interest income and margin (Non-GAAP)		$50,743	2.22%		$70,662	3.16%
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)	The Company did not have any loans on non-accrual as of December 31, 2023 or December 31, 2022.

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

Tax-Equivalent Net Interest Income

	Year ended
	December 31,
(Dollars in thousands)	2023	2022
GAAP Financial Measurements:
Interest Income - Loans	$86,435	$74,281
Interest Income - Securities and Other Interest-Earning Assets	14,335	9,785
Interest Expense - Deposits	47,168	11,778
Interest Expense - Borrowings	3,118	1,867
Total Net Interest Income (GAAP)	$50,484	$70,421

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	244	209
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	15	32
Total Tax Benefit on Tax-Exempt Interest Income (1)	$259	$241
Tax-Equivalent Net Interest Income (Non-GAAP)	$50,743	$70,662
(1)	Tax benefit was calculated using the federal statutory tax rate of 21%.

Net interest income decreased $19.9 million or 28.3% on a fully tax-equivalent basis for the year ended December 31, 2023. The decrease in net interest income was driven by the increase in the costs of interest-bearing liabilities outpacing the increase in yield on interest-earning assets.

On a fully tax-equivalent basis, the net interest margin was 2.22% for the year ended December 31, 2023, compared to 3.16% for the same period in 2022. The decrease in net interest margin was primarily due to increases in the cost of interest-bearing deposits, which was partially offset by an increase in yields on the Company’s interest-earning assets.

The cost of interest-bearing liabilities increased 2.19% from 0.89% for the year ended December 31, 2022 to 3.08% for the year ended December 31, 2023. The increase in the cost of interest-bearing liabilities was primarily due to higher interest expense on deposits and other borrowings. The increase in the cost of interest-bearing liabilities was primarily due to a 2.21% increase in the cost of interest-bearing deposits as a result of the repricing of the Company’s time deposits coupled with an increase in rates offered on money market, NOW and savings deposit accounts since the fourth quarter of 2022.

The loan portfolio’s yield for the year ended December 31, 2023 was 4.84% compared to 4.44% for the year ended December 31, 2022. The increase in yield on the Company’s loan portfolio was primarily attributable to an increase in yield on the Company’s variable rate loans as a result of an increase in interest rates since 2022, coupled with a higher weighted average yield on loans originated since December 31, 2022.

The investment securities portfolio’s yield for the year ended December 31, 2023 was 2.04% compared to 1.87% for the year ended December 31, 2022. The increase was primarily due to the Company realizing the full benefit of higher yields on investment securities purchased during the latter part of the second quarter of 2022.

The yield on interest-bearing deposits due from banks for the year ended December 31, 2023 was 5.35% compared to 1.28% for the year ended December 31, 2022. The increase was primarily due to higher federal funds rate during the year ended December 31, 2023 when compared to same period in 2022.

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

Rate/Volume Analysis

	For the Year Ended December 31,
	2023 and 2022
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$(1,498)	$821	$(677)
Tax-exempt(1)	(76)	(8)	(84)
Total securities	$(1,574)	$813	$(761)
Loans, net of unearned income:
Taxable	5,398	6,620	12,018
Tax-exempt(1)	164	7	171
Total loans, net of unearned income(2)	$5,562	$6,627	$12,189
Interest-bearing deposits in other banks	$744	$4,550	$5,294
Total interest-earning assets	$4,732	$11,990	$16,722
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$(153)	$5,598	$5,445
Money market accounts	(1,000)	7,810	6,810
Savings accounts	(458)	785	327
Time deposits	5,502	17,306	22,808
Total interest-bearing deposits	$3,891	$31,499	$35,390
Federal funds purchased	—	—	—
Subordinated debt	(118)	(296)	(414)
Other borrowed funds	1,429	236	1,665
Total interest-bearing liabilities	$5,202	$31,439	$36,641
Change in tax equivalent net interest income (Non-GAAP)	$(470)	$(19,449)	$(19,919)
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

(2)The Company did not have any loans on non-accrual as of December 31, 2023 or December 31, 2022.

Interest Income

Interest income increased by $16.7 million or 19.8% to $101.0 million on a fully tax-equivalent basis for the year ended December 31, 2023 compared to $84.3  million for the year ended December 31, 2022, driven by both an increase in rates and volume on interest-earning assets. The increase in rate on interest-earning assets was primarily attributable to the Company’s loan portfolio and interest-bearing deposits due from banks. The increase in volume of average interest-earning assets was primarily attributable to the Company’s loan portfolio.

Fully tax-equivalent interest income on loans increased by approximately $12.2 million as a result of volume growth and an increase in rate. Average loans increased approximately $115.4 million between the years ended December 31, 2023 and December 31, 2022, which was primarily attributable to growth in the investor real estate and residential mortgage portfolios.

Fully tax-equivalent interest income on investment securities decreased by approximately $0.8 million as a result of volume decreases due the Restructuring that took place in July 2023, and to a lesser extent, the amortization of securities, partially offset by rate increases. Average investment securities decreased approximately $74.6 million between the years ended December 31, 2023 and December 31, 2022.

The increase in rates on loans, investment securities, and interest-bearing deposits in other banks was primarily attributable to an increase in benchmark interest rates since 2022.

Interest Expense

Interest expense increased by $36.6 million to $50.3 million for the year ended December 31, 2023 compared to $13.6 million for the year ended December 31, 2022, primarily due to an increase in rates and, to a lesser extent, volume of deposits and other borrowed funds. The increase in rates was primarily a result of the repricing of the Company’s time deposits coupled with an increase in rates offered on deposit accounts during the year ended December 31, 2023 as a result of an increase in benchmark interest rates.

Provision Expense

The Company recorded a $3.3 million recovery of provision for credit losses for the year ended December 31, 2023 compared to a $175 thousand provision for the year ended December 31, 2022. The recovery of provision for credit losses during 2023 was primarily a result of changes in the Company’s loss driver analysis, resulting from a periodic review of our assumptions and improved economic forecasts used in the quantitative portion of the model and assessment of management’s considerations of existing economic versus historical conditions combined with the continued strong credit performance of our loan portfolio segments.

Non-interest Income

The Company’s recurring sources of non-interest income consist primarily of interchange income, bank owned life insurance income, service charges on deposit accounts and insurance commissions. Generally speaking, loan fees are included in interest income on the loan portfolio and not reported as non-interest income.

The following table summarizes non-interest income for the years ended December 31, 2023 and December 31, 2022.

	Year ended
	December 31,
(Dollars in thousands)	2023	2022
Service charges on deposit accounts
Overdrawn account fees	$82	$88
Account service fees	248	236
Other service charges and fees
Interchange income	403	409
Other charges and fees	435	247
Bank owned life insurance	224	544
Losses on sale of available-for-sale securities	(17,316)	—
Net gains on premises and equipment	16	—
Insurance commissions	386	382
Gain on sale of government guaranteed loans	131	—
Non-qualified deferred compensation plan asset gains (losses), net	317	(354)
Other operating income	134	139
Total non-interest income (loss)	$(14,940)	$1,691

Non-interest income decreased $16.6 million during the year ended December 31, 2023 compared to the same period in 2022. The decrease in non-interest income was primarily due to the Restructuring that resulted in a loss on sale of available-for-sale securities of $17.1 million. Core non-interest income (Non-GAAP) increased $483 thousand primarily due to favorable variances of $671 thousand as a result of mark-to-market adjustments on investments related to the Company’s nonqualified deferred compensation plan, as well as increases in other charges and fees of $188 thousand primarily as a result of penalty fee income recognized on the early withdrawal of certificates of deposit, and gains recorded on the sale of the guaranteed portion of SBA 7(a) loans totaling $131 thousand. These increases were partially offset by a decrease in BOLI income of $320 thousand due to the surrender of all BOLI policies as part of the Restructuring.

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

The following table summarizes non-interest expense for the years ended December 31, 2023 and December 31, 2022.

	Year ended
	December 31,
(Dollars in thousands)	2023	2022
Salaries and employee benefits expense	$19,436	$20,190
Occupancy expense of premises	1,811	1,893
Furniture and equipment expenses	1,178	1,325
Advertising expense	288	193
Data processing	1,936	1,940
FDIC insurance	1,041	605
Professional fees	329	1,231
State franchise tax	2,389	2,092
Bank insurance	174	204
Vendor services	407	594
Supplies, printing, and postage	103	133
Director costs	876	810
Other operating expenses	847	664
Total non-interest expense	$30,815	$31,874

Non-interest expense decreased $1.1 million or 3.3% during the year ended December 31, 2023 compared to the same period in 2022 primarily due to decreases in salaries and employee benefits expense. The decrease in salaries and employee benefits was primarily due to a reduction in incentive related compensation accruals year-over-year. The decrease in professional fees was the result of a favorable verdict received by the Company on a multi-year legal matter that was resolved during the year and lower legal and consulting expenses. The increase in FDIC insurance expense resulted from the FDIC increasing the base assessment rate for all insured depository institutions. The increase in franchise tax expense was due to an increase in the Bank’s equity as that is the basis the Commonwealth of Virginia uses to assess taxes on banking institutions. The increase in advertising expense was due to increased marketing and promotional activity. The decrease in occupancy expense of premises was due to a decrease in office rent as a result of the renegotiation of certain leases. The decrease in furniture and equipment expense was due to lower depreciation expense on fixed assets and lower software and equipment service expense due to contract renegotiation efforts.

Income Taxes

Income tax expense decreased $5.4 million or 65.8% to $2.8 million for the year ended December 31, 2023 compared to $8.3 million for the year ended December 31, 2022. Excluding the impact of the Restructuring, the effective tax rate for the year ended December 31, 2023 was 21.2% compared to 20.6% for the same period in 2022. The increase in effective tax rate between the comparative periods was due to changes in temporary differences.

Discussion and Analysis of Financial Condition – Years Ended December 31, 2023 and December 31, 2022

Assets, Liabilities, and Shareholders’ Equity

The Company’s total assets decreased $105.7 million or 4.5% to $2.24 billion at December 31, 2023 compared to $2.35 billion at December 31, 2022. The decrease in total assets is primarily attributable to a decrease in available-for-sale securities and BOLI of $187.6 million and $21.2 million, respectively, partially offset by increases in loans, net of unearned income and interest-bearing deposits in banks of $70.5 million and $36.6 million, respectively.

The Company’s total liabilities decreased $122.8 million or 5.8% to $2.01 billion at December 31, 2023 compared to $2.14 billion at December 31, 2022. The decrease in total liabilities was attributable to an $161.1 million decrease in deposits, primarily driven by a $44.0 million decrease in wholesale deposits (Brokered and QwickRate CDs), and $15.5 million decrease in federal funds purchased, partially offset by an increase in borrowings as a result of the Bank Term Funding Program (“BTFP”) advance obtained during the second quarter of 2023. The Company reduced wholesale deposits by $65.6 million since March 31, 2023.

Shareholders’ equity increased $17.1 million or 8.0% to $229.9 million at December 31, 2023 compared to $212.8 million at December 31, 2022. The increase in shareholders’ equity was primarily attributable to a decrease in accumulated other comprehensive loss as a result of the realization of losses on the sale of certain low-yielding investment securities as part of the Restructuring and improvements in market values, net income recorded for the year, and increase in additional paid-in capital as a result of option exercises during the year ended December 31, 2023. These increases were partially offset by a decrease to retained earnings as a result of the Company’s adoption of ASC 326 on January 1, 2023 and dividends declared. Book value per share was $16.25 as of December 31, 2023 compared to $15.09 as of December 31, 2022.

Investment Securities

The Company maintains a primarily fixed income investment securities portfolio that had a total carrying value of $265.5 million at December 31, 2023 and $457.0 million at December 31, 2022. The investment portfolio is used as a source of liquidity, interest income, and credit risk diversification, as well as to manage rate sensitivity and provide collateral for secured public funds and secured credit lines. Investment securities are classified as available-for-sale or held-to-maturity based on management’s investment strategy and management’s assessment of the intent and ability to hold the securities until maturity. Investment securities that we may sell prior to maturity in response to changes in management’s investment strategy, liquidity needs, interest rate risk profile or for other reasons are classified as available-for-sale. The Company also had restricted stock and equity securities within its investment securities portfolio with total carrying values of $5.0 million and $2.8 million, respectively, as of December 31, 2023 and $4.4 million and $2.1 million, respectively, as of December 31, 2022.

The Company did not purchase investment securities during the year ended December 31, 2023. During the year ended December 31, 2023, the Company sold available-for-sale securities with a total par value of $173.2 million, which were comprised of $124.7 million of mortgage-backed securities, $25.1 million of U.S. government and federal agencies, $19.3 million of U.S. Treasuries, $3.5 million of municipal bonds and $0.6 million of collateralized mortgage obligations. The sale resulted in a pre-tax loss of $17.3 million. The Company had $39.3 million in maturities and principal repayments on securities during the year ended December 31, 2023, which was comprised of $34.1 million of mortgage-backed securities and $5.2 million of collateralized mortgage obligation securities.

The following table summarizes the amortized cost and fair value of the Company’s fixed income investment portfolio as of December 31, 2023 and December 31, 2022, respectively.

	December 31, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Held-to-maturity
U.S. Treasuries	$6,001	$5,334	$6,000	$5,160
U.S. government and federal agencies	35,434	30,334	35,551	29,416
Collateralized mortgage obligations	19,395	15,300	21,275	17,048
Taxable municipal	6,057	4,956	6,073	4,709
Mortgage-backed	28,618	23,608	30,516	24,828
Total Held-to-maturity Securities	$95,505	$79,532	$99,415	$81,161
Available-for-sale
U.S. Treasuries	$44,793	$42,977	$63,480	$59,210
U.S. government and federal agencies	13,850	13,275	38,748	34,760
Corporate bonds	3,000	2,523	3,000	2,614
Collateralized mortgage obligations	40,806	34,310	44,732	38,474
Tax-exempt municipal	1,380	1,231	4,993	4,645
Taxable municipal	606	587	608	579
Mortgage-backed	81,255	75,090	238,652	217,294
Total Available-for-sale Securities	$185,690	$169,993	$394,213	$357,576

In the prevailing rate environments as of both December 31, 2023 and December 31, 2022, the Company’s investment portfolio had an estimated weighted average remaining life of approximately 4.2 years and 4.5 years, respectively. The Company’s available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 3.0 years and 3.8 years in the prevailing rate environments as of December 31, 2023 and December 31, 2022, respectively. The held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 6.7 years and 7.3 years as of December 31, 2023 and December 31, 2022, respectively.

The following table summarizes the maturity composition of our investment securities as of December 31, 2023, including the weighted average yield of each maturity band. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

	December 31, 2023
	Amortized	Fair	Weighted-Average
(Dollars in thousands)	Cost	Value	Yield
Held-to-maturity
Due in one year or less	$—	$—	—
Due after one year through five years	22,153	19,600	1.01%
Due after five years through ten years	23,492	19,766	1.48%
Due after ten years	49,860	40,166	1.39%
Total Held-to-maturity Securities	$95,505	$79,532	1.32%
Available-for-sale
Due in one year or less	$22,248	$21,933	2.31%
Due after one year through five years	46,393	44,271	1.63%
Due after five years through ten years	53,890	50,962	2.33%
Due after ten years	63,159	52,827	1.74%
Total Available-for-sale Securities	$185,690	$169,993	1.95%

Loan Portfolio

Gross loans net of unearned income increased $70.5 million or 3.9% to $1.86 billion as of December 31, 2023 compared to $1.79 billion as of December 31, 2022. The Company continues to maintain its disciplined underwriting standards while prudently pursuing loan growth opportunities that provide acceptable risk-adjusted returns.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of December 31, 2023 and December 31, 2022.

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial	$1,146,116	61.79%	$1,118,127	62.62%
Construction and land development	180,922	9.75%	195,027	10.92%
Residential	482,182	25.99%	426,841	23.91%
Commercial - Non Real Estate:
Commercial loans	45,204	2.44%	44,924	2.52%
Consumer - Non-Real Estate:
Consumer loans	560	0.03%	529	0.03%
Total Gross Loans	$1,854,984	100.00%	$1,785,448	100.00%
Allowance for loan credit losses	(19,543)		(20,208)
Net deferred loan costs	4,983		4,060
Total net loans	$1,840,424		$1,769,300

The following table summarizes the contractual maturities of the loans as of December 31, 2023 by loan type. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The table also summarizes the fixed and floating rate composition of loans held for investment for contractual maturities greater than one year.

	December 31, 2023
		After 1	After 5
		Year	years	Maturing
	Within 1	Within 5	Within 15	After 15
(Dollars in thousands)	Year	Years	Years	Years	Total
Real Estate Loans:
Residential	$5,945	$39,926	$39,614	$396,697	$482,182
Commercial	66,569	316,803	751,306	11,438	1,146,116
Construction and land development	93,426	65,369	21,129	998	180,922
Commercial - Non-Real Estate:
Commercial loans	15,382	17,709	11,229	884	45,204
Consumer - Non-Real Estate:
Consumer loans	402	140	—	18	560
Total Gross Loans	$181,724	$439,947	$823,278	$410,035	$1,854,984

For Maturities Over One Year:
Floating rate loans		$160,981	$278,873	$398,508	$838,362
Fixed rate loans		278,966	544,405	11,527	834,898
		$439,947	$823,278	$410,035	$1,673,260

Asset Quality

The Company maintains policies and procedures to promote sound underwriting and mitigate credit risk. The Chief Credit Officer is responsible for establishing credit risk policies and procedures, including underwriting and hold guidelines and credit approval authority, and monitoring credit exposure and performance of the Company’s lending-related transactions.

The Company’s asset quality remained strong during the year ended December 31, 2023. The Company did not have any nonperforming assets, which includes nonperforming loans and OREO, as of December 31, 2023 or December 31, 2022. As a result, the Company did not have any nonperforming loans, which consists of loans that are 90 days or more past due or loans placed on nonaccrual as of December 31, 2023 or December 31, 2022.

The Company did not have any nonaccrual loans as of December 31, 2023 or December 31, 2022 nor were there any loans placed on nonaccrual during those periods. A loan is placed on nonaccrual status when (i) the Company is advised by the borrower that scheduled principal or interest payments cannot be met, (ii) when management’s best judgment indicates that payment in full of principal and interest can no longer be expected, or (iii) when any such loan or obligation becomes delinquent for 90 days, unless it is both well-secured and in the process of collection. As a result, the Company did not have any interest income that would have been recognized on nonaccrual loans for the years ended December 31, 2023 or December 31, 2022.

The Company did not make any loan modifications to borrowers experiencing financial difficulty during the year ended December 31, 2023. The Company had a recorded investment in troubled debt restructurings (“TDRs”) of $418 thousand as of December 31, 2022, all of which were in compliance with their modified terms at December 31, 2022. The Company adopted ASU 2022-02 on January 1, 2023, which eliminated the accounting guidance for TDRs.

The following table summarizes the Company’s asset quality as of December 31, 2023 and December 31, 2022.

(Dollars in thousands)	December 31, 2023	December 31, 2022
Nonaccrual loans	$—	$—
Loans past due 90 days and accruing interest	—	—
Other real estate owned and repossessed assets	—	—
Total nonperforming assets	$—	$—

Allowance for loan credit losses to nonperforming assets	NM	NM
Nonaccrual loans to gross loans	0.00%	0.00%
Nonperforming assets to period end loans and OREO	0.00%	0.00%

NM – Not meaningful

Allowance for Loan Credit Losses

Refer to the discussion in the “Critical Accounting Policies and Estimates” section above for management’s approach to estimating the allowance for loan credit losses.

The Company recorded net recoveries of $2 thousand during the year ended December 31, 2023 compared to net recoveries of $1 thousand during the year ended December 31, 2022. At December 31, 2023, the allowance for loan credit losses was $19.5 million, or 1.05% of outstanding loans, net of unearned income, compared to $20.2 million, or 1.13% of outstanding loans, net of unearned income, at December 31, 2022. The decrease in the allowance as a percentage of outstanding loans, net of unearned income, was primarily a result of  improved economic forecasts used in the quantitative portion of the model and an assessment of management’s considerations of existing economic versus historical conditions combined with the continued strong credit performance of our loan portfolio segments.

The following table summarizes the Company’s loan credit loss experience by loan portfolio for the years ended December 31, 2023 and December 31, 2022.

	December 31, 2023		December 31, 2022
	Net	Net	Net	Net
	(charge-offs)	(charge-off)	(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)	recoveries	recovery rate (1)
Real estate loans:
Commercial	$—	—	$(1)	(0.00)%
Construction and land development	—	—	—	—
Residential	—	—	—	—
Commercial loans	2	0.01%	2	0.00%
Consumer loans	—	—	—	—
Total	$2		$1

Average loans outstanding during the period	$1,792,505		$1,677,151
Allowance coverage ratio (2)		1.05%		1.13%
Total net (charge-off) recovery rate		0.00%		(0.00)%
Allowance to nonaccrual loans ratio(3)		NM		NM

NM – Not meaningful

(1)	The net (charge-off) recovery rate is calculated by dividing total net (charge-offs) recoveries during the period by average gross loans outstanding during the period.
(2)	The allowance coverage ratio is calculated by dividing the allowance for loan credit losses at the end of the period by gross loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan credit losses at the end of the period by nonaccrual loans at the end of the period.

The following table summarizes the allowance for loan credit losses by portfolio with a comparison of the percentage composition in relation to total allowance for loan credit losses and total loans as of December 31, 2023 and December 31, 2022.

	December 31, 2023
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan Credit	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$12,841	65.71%	61.79%
Construction and land development	1,787	9.14%	9.75%
Residential	4,323	22.12%	25.99%
Commercial - Non-Real Estate:
Commercial loans	495	2.53%	2.44%
Consumer - Non-Real Estate:
Consumer loans	97	0.50%	0.03%
Total	$19,543	100.00%	100.00%

	December 31, 2022
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$13,205	67.48%	62.62%
Construction and land development	2,860	14.61%	10.92%
Residential	3,044	15.55%	23.91%
Commercial - Non-Real Estate:
Commercial loans	456	2.33%	2.52%
Consumer - Non-Real Estate:
Consumer loans	5	0.03%	0.03%
Unallocated	638	—	—
Total	$20,208	100.00%	100.00%

Management believes that the allowance for loan credit losses is adequate to absorb lifetime credit losses inherent in the portfolio as of December 31, 2023. There can be no assurance, however, that adjustments to the provision for (recovery of) credit losses will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; or changes in the circumstances of particular borrowers are criteria that could change and make adjustments to the provision for (recovery of) credit losses necessary.

Deposits

Total deposits decreased $161.1 million or 7.8% to $1.91 billion as of December 31, 2023 compared to $2.07 billion as of December 31, 2022.

Non-interest bearing demand deposits decreased $65.3 million or 13.7% to $411.4 million as of December 31, 2023 compared to $476.7 million at December 31, 2022. Non-interest bearing demand deposits represented 21.6% and 23.1% of total deposits at December 31, 2023 and December 31, 2022, respectively.

Interest-bearing deposits, which include NOW accounts, regular savings accounts, money market accounts, and time deposits, decreased $95.8 million or 6.0% to $1.50 billion as of December 31, 2023 compared to $1.59 billion as of December 31, 2022. Interest-bearing deposits represented 78.4% and 76.9% of total deposits at December 31, 2023 and December 31, 2022, respectively.

The Company focuses on funding asset growth with deposit accounts, with an emphasis on core deposit growth, as its primary source of deposits. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, time deposits, reciprocal IntraFi Demand® deposits, IntraFi Money Market® deposits and IntraFi CD® deposits. Core deposits totaled $1.58 billion or 82.7% of total deposits and $1.69 billion or 81.9% of total deposits at December 31, 2023 and December 31, 2022, respectively.

The following table sets forth the average balances of deposits and the average interest rates paid for the years ended December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$447,804		$518,284
Interest bearing:
NOW accounts	299,468	2.27%	311,950	0.44%
Money market accounts	362,243	2.80%	395,369	0.84%
Savings accounts	69,742	1.19%	108,178	0.47%
Time deposits	842,121	3.49%	682,674	0.96%
Total interest-bearing	1,573,574	3.00%	1,498,171	0.79%
Total	$2,021,378		$2,016,455

The following table sets forth the maturity ranges of certificates of deposit with balances of $250,000 or more as of December 31, 2023.

	December 31, 2023
(Dollars in thousands)	Total	Uninsured
Three months or less	$69,684	$52,684
Over three through 6 months	60,349	46,849
Over 6 through 12 months	112,357	81,357
Over 12 months	85,555	76,805
Total	$327,945	$257,695

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $802.8 million at December 31, 2023 and $963.9 million at December 31, 2022. Included in these amounts were $168.7 million and $162.2 million of public fund deposits that are collateralized by securities as of December 31, 2023 and December 31, 2022, respectively. Deposits that were not insured or not collateralized by securities represented 33% and 39% of total deposits, respectively, as of December 31, 2023 and December 31, 2022.

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

Shareholders’ equity increased $17.1 million or 8.0% to $229.9 million at December 31, 2023 compared to $212.8 million at December 31, 2022. The increase in shareholders’ equity was primarily attributable to a decrease in accumulated other comprehensive loss as a result of the realization of losses on the sale of certain low-yielding investment securities as part of the Restructuring and improvements in market values, net income recorded for the year, and increase in additional paid-in capital as a result of option exercises during the year ended December 31, 2023. These increases were partially offset by a decrease to retained earnings as a result of the Company’s adoption of ASC 326 on January 1, 2023 and dividends declared.

In August of 2023, the Company’s Board of Directors authorized the extension of the Company’s stock repurchase program that was originally adopted in August of 2021. Under the stock repurchase program, the Company may repurchase up to 700,000 shares of its outstanding common stock, or 5.0% of outstanding shares as of December 31, 2023. The stock repurchase program will expire on August 31, 2024 or earlier if all the authorized shares have been repurchased. The Company had not repurchased any of its outstanding common stock under the program as of December 31, 2023.

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

In addition to the liquidity provided by balance sheet cash flows, the Company supplements its liquidity with additional sources such as secured borrowing credit lines with the FHLB and the Reserve Bank. Specifically, the Company has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and the Reserve Bank. Based on collateral pledged as of December 31, 2023, the total FHLB available borrowing capacity was $436.9 million. Additional borrowing capacity with the Reserve Bank was approximately $22.8 million as of December 31, 2023.

On March 12, 2023, the Reserve Bank made available the BTFP, which enhances the ability of banks to borrow against the par value of certain high-quality, unencumbered investments. On May 15, 2023, the Company obtained a $54.0 million BTFP advance to secure lower funding costs relative to wholesale deposits. The BTFP advance has a term of one year, bears interest at a fixed rate of 4.80% and can be prepaid at any time without penalty.

Total liquidity, defined as cash and cash equivalents, unencumbered securities at fair value, and available secured borrowing capacity, was $638.9 million at December 31, 2023 compared to $763.5 million at December 31, 2022. The Company’s liquidity position represented 101% of uninsured, non-collateralized deposits at December 31, 2023.

In addition to available secured borrowing capacity, the Company had available federal funds lines with correspondent banks of $100.0 million at December 31, 2023.

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

The Company has various contractual obligations that affect its cash flows and liquidity. For information regarding material contractual obligations, please see Note 7, Note 8 and Note 11 to the Consolidated Financial Statements, included in Item 8 of this Form 10-K.

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

Item 8.Financial Statements and Supplementary Data

John Marshall Bancorp, Inc. Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

John Marshall Bancorp, Inc.

Reston, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of John Marshall Bancorp, Inc. and its subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Notes 1 and 4 to the financial statements, the Company changed its method of accounting for credit losses in 2023 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.

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

Richmond, Virginia

March 20, 2024

John Marshall Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2023 and 2022

(In thousands, except share data)

	December 31, 2023	December 31, 2022
Assets
Cash and due from banks	$7,424	$6,583
Interest-bearing deposits in other banks	91,581	55,016
Total cash and cash equivalents	99,005	61,599
Securities available-for-sale, at fair value	169,993	357,576
Securities held-to-maturity at amortized cost, fair value of $79,532 and $81,161 as of December 31, 2023 and December 31, 2022, respectively	95,505	99,415
Less: Allowance for investment credit losses	—	—
Securities held-to-maturity, net	95,505	99,415
Restricted securities, at cost	5,012	4,425
Equity securities, at fair value	2,792	2,115
Loans, net of unearned income	1,859,967	1,789,508
Less: Allowance for loan credit losses	(19,543)	(20,208)
Loans, net	1,840,424	1,769,300
Bank premises and equipment, net	1,281	1,219
Accrued interest receivable	6,110	5,531
Bank owned life insurance	-	21,170
Right of use assets	4,176	4,611
Other assets	18,251	21,274
Total assets	$2,242,549	$2,348,235
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand deposits	$411,374	$476,697
Interest-bearing demand deposits	607,971	691,945
Savings deposits	52,061	95,241
Time deposits	835,194	803,857
Total deposits	1,906,600	2,067,740
Federal funds purchased	10,000	25,500
Federal Reserve Bank borrowings	54,000	—
Subordinated debt	24,708	24,624
Accrued interest payable	4,559	1,035
Lease liabilities	4,446	4,858
Other liabilities	8,322	11,678
Total liabilities	$2,012,635	$2,135,435
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued	$—	$—
Common stock, nonvoting, par value $0.01 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, voting, par value $0.01 per share; authorized 30,000,000 shares; issued and outstanding, 14,148,533 shares at December 31, 2023, including 47,318 unvested shares, 14,098,986 shares at December 31, 2022, including 55,185 unvested shares	141	141
Additional paid-in capital	95,636	94,726
Retained earnings	146,388	146,630
Accumulated other comprehensive loss	(12,251)	(28,697)
Total shareholders’ equity	$229,914	$212,800
Total liabilities and shareholders’ equity	$2,242,549	$2,348,235

See Notes to Consolidated Financial Statements.

John Marshall Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2023 and 2022

(In thousands, except per share data)

	2023	2022
Interest and Dividend Income
Interest and fees on loans	$86,435	$74,281
Interest on investment securities, taxable	7,206	7,934
Interest on investment securities, tax-exempt	53	120
Dividends	300	249
Interest on deposits in banks	6,776	1,482
Total interest and dividend income	$100,770	$84,066
Interest Expense
Deposits	$47,168	$11,778
Federal funds purchased	15	15
Federal Home Loan Bank advances	67	42
Federal Reserve Bank borrowings	1,640	—
Subordinated debt	1,396	1,810
Total interest expense	$50,286	$13,645
Net interest income	$50,484	$70,421
Provision for (recovery of) credit losses	(3,252)	175
Net interest income after provision for (recovery of) credit losses	$53,736	$70,246
Non-interest Income
Service charges on deposit accounts	$330	$324
Bank owned life insurance	224	544
Other service charges and fees	838	656
Losses on sale of available-for-sale securities	(17,316)	—
Insurance commissions	386	382
Gain on sale of government guaranteed loans	131	—
Non-qualified deferred compensation plan asset gains (losses), net	317	(354)
Other income	150	139
Total non-interest income (loss)	$(14,940)	$1,691
Non-interest Expenses
Salaries and employee benefits	$19,436	$20,190
Occupancy expense of premises	1,811	1,893
Furniture and equipment expenses	1,178	1,325
Other operating expenses	8,390	8,466
Total non-interest expenses	$30,815	$31,874
Income before income taxes	$7,981	$40,063
Income tax expense	2,823	8,260
Net income	$5,158	$31,803
Earnings per share, basic	$0.37	$2.27
Earnings per share, diluted	$0.36	$2.25

See Notes to Consolidated Financial Statements.

John Marshall Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2023 and 2022

(In thousands)

	2023	2022
Net Income	$5,158	$31,803
Other comprehensive income:
Unrealized gain/ (loss) on available-for-sale securities, net of tax of $(761) and $(7,484) for the twelve months ended December 31, 2023 and December 31, 2022, respectively	2,862	(28,153)
Reclassification adjustment for losses on available-for-sale securities included in net income, net of tax of $(3,636) for the twelve months ended December 31, 2023	13,680	—
Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax of $(26) and $(38) for the twelve months ended December 31, 2023 and December 31, 2022, respectively	(96)	(144)
Total other comprehensive income (loss)	$16,446	$(28,297)
Total comprehensive income	$21,604	$3,506

See Notes to Consolidated Financial Statements.

John Marshall Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2023 and December 31, 2022

(In thousands, except share data)

					Accumulated
					Other	Total
			Additional Paid- In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	(Loss)	Equity
Balance, December 31, 2021	13,669,772	$137	$91,107	$117,626	$(400)	$208,470
Net income	—	—	—	31,803	—	31,803
Other comprehensive loss	—	—	—	—	(28,297)	(28,297)
Dividend declared on common stock ($0.20 per share)	—	—	—	(2,799)	—	(2,799)
Exercise of stock options, net of 8,930 shares surrendered	331,719	4	3,054	—	—	3,058
Restricted stock vesting, net of 251 shares surrendered	42,310	—	(8)	—	—	(8)
Share-based compensation	—	—	573	—	—	573
Balance, December 31, 2022	14,043,801	$141	$94,726	$146,630	$(28,697)	$212,800

Balance, December 31, 2022	14,043,801	$141	$94,726	$146,630	$(28,697)	$212,800
Net income	—	—	—	5,158	—	5,158
Adoption of ASC 326 - Financial Instruments - Credit Losses	—	—	—	(2,292)	—	(2,292)
Other comprehensive income	—	—	—	—	16,446	16,446
Dividend declared on common stock ($0.22 per share)	—	—	—	(3,108)	—	(3,108)
Exercise of stock options	27,375	—	320	—	—	320
Restricted stock vesting, net of 351 shares surrendered	30,039	—	(6)	—	—	(6)
Share-based compensation	—	—	596	—	—	596
Balance, December 31, 2023	14,101,215	$141	$95,636	$146,388	$(12,251)	$229,914

See Notes to Consolidated Financial Statements.

John Marshall Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2023 and 2022

(In thousands)

	Year ended
	December 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$5,158	$31,803
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	484	557
Right of use asset amortization	1,231	1,360
Provision for (recovery of) credit losses	(3,252)	175
Share-based compensation expense	596	573
Net accretion of securities	(270)	(25)
Fair value adjustment on equity securities	(317)	354
Amortization of debt issuance costs	84	317
Net gains on premises and equipment	(16)	—
Losses on available-for-sale securities	17,316	—
Deferred tax expense	921	594
Net increase in cash surrender value of life insurance	(224)	(544)
Gain on sale of government guaranteed loans	(131)	—
Changes in assets and liabilities:
Increase in accrued interest receivable	(579)	(588)
Increase in other assets	(1,659)	(1,376)
Increase in accrued interest payable	3,524	192
Decrease in other liabilities	(4,862)	(237)
Net cash provided by operating activities	$18,004	$33,155
Cash Flows from Investing Activities
Net increase in loans	$(71,860)	$(123,038)
Proceeds from sale of government guaranteed loans originally classified as held for investment	1,515	—
Purchase of available-for-sale securities	—	(206,890)
Purchase of held-to-maturity securities	—	(1,003)
Proceeds from sale of available-for-sale securities	156,011	—
Proceeds from maturities, calls and principal repayments of available-for-sale securities	35,538	53,077
Proceeds from maturities, calls and principal repayments of held-to-maturity securities	3,715	6,841
Net (purchases) redemptions of restricted securities	(587)	526
Net purchases of equity securities	(360)	(600)
Proceeds from bank owned life insurance contracts	21,394	371
Proceeds from sale of premises and equipment	82	—
Purchases of bank premises and equipment	(612)	(156)
Net cash provided by (used in) investing activities	$144,836	$(270,872)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	$(161,140)	$186,187
Net repayment of Federal Home Loan Bank advances	—	(18,000)
Proceeds from Federal Reserve Bank borrowings	54,000	—
Issuance of subordinated debt	—	24,579
Repayment of subordinated debt	—	(25,000)
Cash dividends paid	(3,108)	(2,799)
Net proceeds (repayment) of federal funds purchased	(15,500)	25,500
Issuance of common stock for share options exercised	320	3,058
Repurchase of shares for tax withholding on share-based compensation	(6)	(8)
Net cash (used in) provided by financing activities	$(125,434)	$193,517
Net increase in cash and cash equivalents	$37,406	$(44,200)
Cash and cash equivalents, beginning of period	61,599	105,799
Cash and cash equivalents, end of period	$99,005	$61,599
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$46,678	$13,136
Income taxes	4,110	6,583
Supplemental Disclosures of Noncash Transactions
Unrealized gain (loss) on securities available-for-sale	$20,939	$(35,637)
Right of use asset obtained in exchange for new operating lease liability	1,009	1,058

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

Restriction on Dividends

The Bank is subject to certain restrictions on the amount of dividends that it may pay to the Company without prior regulatory approval. At December 31, 2023, the Bank had $58.1 million available to distribute in the form of dividends to the Company.

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

Concentration of Credit Risk

Most of the Company’s activities are with customers located in the Washington, D.C. metropolitan area. Real estate loans, including commercial, construction and land development, and residential loans, represented 98% of the total loan portfolio at December 31, 2023 and 97% of the total loan portfolio at December 31, 2022. The Company does not have any significant concentrations to any one industry or customer.

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

Allowance for Credit Losses - Held-to-Maturity Securities

The Company estimates expected credit losses on held-to-maturity securities on an individual basis based on a Probability of Default/Loss Given Default (“PD/LGD”) methodology primarily using security-level credit ratings. The primary indicators of credit quality for the Company’s held-to-maturity portfolio are security type and credit rating, which are influenced by a number of factors including obligor cash flow, geography, seniority, among other factors. The Company’s held-to-maturity securities with credit risk are municipal bonds, which had a credit rating of AA or better as of December 31, 2023. All other held-to-maturity securities are covered by the explicit or implied guarantee of the United States government or one of its agencies.

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

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specific to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any deficiency is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income (loss).

Changes in the allowance for credit loss are recorded as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale securities totaled $518 thousand at December 31, 2023 and was excluded from the estimate of credit losses.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan credit losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

Loans that do not share risk characteristics are evaluated on an individual basis. The Company designates individually evaluated loans on nonaccrual status as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk and loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. The Company has adopted the practical expedient to measure the allowance for credit losses for collateral dependent loans based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for (or recovery of) credit losses in the Consolidated Statements of Income. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date using the same methodology as the loan portfolio, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the allowance for credit losses for both loans and held-to-maturity securities, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $5.3 million on loans and $255 thousand on held-to-maturity securities at December 31, 2023, and is included in “Accrued Interest Receivable” on the Company’s Consolidated Balance Sheets.

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

Bank Owned Life Insurance

The Company has purchased life insurance on certain key executives and officers. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement. Changes in cash surrender value are reflected in non-interest income in the Consolidated Statements of Income. During the third quarter of 2023, the Company surrendered all outstanding Bank Owned Life Insurance policies.

Other Real Estate Owned

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Operating costs after acquisition are expensed as incurred. The Company had no other real estate owned as of December 31, 2023 and 2022. At December 31, 2023 and 2022, there were no consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in progress.

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

Loan Servicing Rights

The Company holds rights to service the guaranteed portion of U.S. Small Business Administration loans sold in the secondary market. Loan servicing rights are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with the servicing rights retained. Loan servicing rights are amortized to servicing income on loans sold approximately in proportion to and over the period of estimated net servicing income. The value of loan servicing rights at the date of the sale of loans is estimated based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and expected prepayment rates on the underlying loans. The estimated fair value is periodically evaluated for impairment by comparing actual cash flows and estimated future cash flows from the loan servicing assets to those estimated at the time that the loan servicing assets were originated. Fair values are estimated using expected future discounted cash flows based on current market rates of interest. For purposes of measuring impairment, the loan servicing rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies its capitalized loan servicing rights based on product type and term of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the loan servicing rights exceeds their fair value. Impairment, if deemed temporary, is recognized through a valuation allowance to the extent that fair value is less than the recorded amount. The Company had $22 thousand in loan servicing rights recorded within Other Assets on the Consolidated Balance Sheets as of December 31, 2023. The Company did not have any loan servicing rights as of December 31, 2022.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recorded no liability for unrecognized tax benefits at December 31, 2023 or 2022.

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

Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Advertising expense was $288 thousand and $193 thousand for the years ended December 31, 2023 and 2022, respectively.

Share-Based Compensation

The Company recognizes the compensation cost relating to share-based payment transactions based on the grant date fair value of the equity instruments issued. The share compensation accounting guidance requires that compensation cost for all share-based awards be calculated and recognized over the vesting period. A Black-Scholes model is used to estimate the fair value of stock options. Restricted stock awards are valued using the closing stock price on the date of grant. The Company’s accounting policy is to recognize forfeitures as they occur.

Comprehensive Income (Loss)

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains (losses) on securities available-for-sale and the amortization of unrealized losses or accretion of unrealized gains on securities transferred from available-for-sale to held-to-maturity, which are also recognized as a separate component of equity. Items reclassified out of accumulated other comprehensive income (loss) to net income relate solely to realized gains (losses) on sales of securities available-for-sale and appear under the caption “Losses on sale of available for sale securities” in the Company’s Consolidated Statements of Income.

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

In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not they will be required to sell.

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

Note 2— Investment Securities

Available-for-Sale

Each of the securities in the Company’s available-for-sale investment portfolio is either covered by the explicit or implied guarantee of the United States government or one of its agencies or rated investment grade or higher. All available-for-sale securities were current with no securities past due or on nonaccrual as of December 31, 2023 or December 31, 2022.

The following tables summarize the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses at December 31, 2023 and December 31, 2022, respectively.

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$44,793	$—	$(1,816)	$42,977
U.S. government and federal agencies	13,850	—	(575)	13,275
Corporate bonds	3,000	—	(477)	2,523
Collateralized mortgage obligations	40,806	—	(6,496)	34,310
Tax-exempt municipal	1,380	—	(149)	1,231
Taxable municipal	606	—	(19)	587
Mortgage-backed	81,255	—	(6,165)	75,090
Total Available-for-sale Securities	$185,690	$—	$(15,697)	$169,993

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$63,480	$—	$(4,270)	$59,210
U.S. government and federal agencies	38,748	—	(3,988)	34,760
Corporate bonds	3,000	—	(386)	2,614
Collateralized mortgage obligations	44,732	—	(6,258)	38,474
Tax-exempt municipal	4,993	—	(348)	4,645
Taxable municipal	608	—	(29)	579
Mortgage-backed	238,652	—	(21,358)	217,294
Total Available-for-sale Securities	$394,213	$—	$(36,637)	$357,576

During 2023, the Company sold available-for-sale securities with a total par value of $173.2 million resulting in a gross pre-tax loss of $17.3 million. The Company did not sell or recognize any gain or loss for any securities in 2022.

Available-for-sale securities having a market value of $90.3 million and $83.4 million at December 31, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and for other purposes required by law. These securities had an amortized cost of $95.8 million and $91.0 million at December 31, 2023 and December 31, 2022, respectively.

The following tables summarize the fair value of securities available-for-sale at December 31, 2023 and December 31, 2022 and the corresponding amounts of gross unrealized losses. Management uses the valuations as of month-end in determining when securities are in an unrealized loss position. Therefore, a security’s market value could have exceeded its amortized cost on other days during the prior twelve-month period.

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$—	$—	$42,977	$(1,816)	$42,977	$(1,816)
U.S. government and federal agencies	—	—	13,275	(575)	13,275	(575)
Corporate bonds	—	—	2,523	(477)	2,523	(477)
Collateralized mortgage obligations	—	—	34,310	(6,496)	34,310	(6,496)
Tax-exempt municipal	—	—	1,231	(149)	1,231	(149)
Taxable municipal	—	—	587	(19)	587	(19)
Mortgage-backed	—	—	75,090	(6,165)	75,090	(6,165)
Total Available-for-sale Securities	$—	$—	$169,993	$(15,697)	$169,993	$(15,697)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$31,261	$(1,194)	$27,949	$(3,076)	$59,210	$(4,270)
U.S. government and federal agencies	16,107	(1,078)	18,653	(2,910)	34,760	(3,988)
Corporate bonds	2,614	(386)	—	—	2,614	(386)
Collateralized mortgage obligations	16,746	(1,143)	21,728	(5,115)	38,474	(6,258)
Tax-exempt municipal	4,645	(348)	—	—	4,645	(348)
Taxable municipal	337	(2)	242	(27)	579	(29)
Mortgage-backed	145,795	(9,612)	71,499	(11,746)	217,294	(21,358)
Total Available-for-sale Securities	$217,505	$(13,763)	$140,071	$(22,874)	$357,576	$(36,637)

The Company had 158 and 98 securities in an unrealized loss position as of December 31, 2023 and December 31, 2022, respectively. The Company has evaluated available-for-sale securities in an unrealized loss position for credit related impairment at December 31, 2023 and December 31, 2022 and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no allowance for credit losses on available-for-sale securities at December 31, 2023.

The table below summarizes the contractual maturities of our available-for-sale investment securities as of December 31, 2023. Issuers may have the right to call or prepay certain obligations and as such, the expected maturities of our securities may differ from the scheduled contractual maturities presented below.

	December 31, 2023
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Available-for-sale
Due in one year or less	$22,248	$21,933
Due after one year through five years	46,393	44,271
Due after five years through ten years	53,890	50,962
Due after ten years	63,159	52,827
Total Available-for-sale Securities	$185,690	$169,993

In the prevailing rate environments as of December 31, 2023 and December 31, 2022, the Company’s available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 3.0 years and 3.8 years, respectively.

Held-to-Maturity

Each of the securities in the Company’s held-to-maturity investment portfolio is either rated investment grade or higher or covered by the explicit or implied guarantee of the United States government or one of its agencies. All held-to-maturity securities were current with no securities past due or on nonaccrual as of December 31, 2023 or December 31, 2022.

The following tables summarize the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized losses at December 31, 2023 and December 31, 2022, respectively.

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,001	$—	$(667)	$5,334
U.S. government and federal agencies	35,434	—	(5,100)	30,334
Collateralized mortgage obligations	19,395	—	(4,095)	15,300
Taxable municipal	6,057	—	(1,101)	4,956
Mortgage-backed	28,618	—	(5,010)	23,608
Total Held-to-maturity Securities	$95,505	$—	$(15,973)	$79,532

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,000	$—	$(840)	$5,160
U.S. government and federal agencies	35,551	—	(6,135)	29,416
Collateralized mortgage obligations	21,275	—	(4,227)	17,048
Taxable municipal	6,073	—	(1,364)	4,709
Mortgage-backed	30,516	—	(5,688)	24,828
Total Held-to-maturity Securities	$99,415	$—	$(18,254)	$81,161

Held-to-maturity securities having a market value of $36.1 million and $31.0 million at December 31, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and for other purposes required by law. These securities had an amortized cost of $42.3 million and $37.7 million at December 31, 2023 and December 31, 2022, respectively.

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

The Company evaluates the credit risk of its held-to-maturity securities on at least a quarterly basis. The Company estimates expected credit losses on held-to-maturity securities on an individual basis based on a PD/LGD methodology primarily using security-level credit ratings. The primary indicators of credit quality for the Company’s held-to-maturity portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The Company’s held-to-maturity securities with credit risk were comprised of municipal bonds and had a credit rating of AA or better as of December 31, 2023. All other held-to-maturity securities are covered by the explicit or implied guarantee of the United States government or one of its agencies. The Company did not have an allowance for credit losses on held-to-maturity securities as of December 31, 2023 or upon adoption of ASC 326.

The table below summarizes the contractual maturities of our held-to-maturity investment securities as of December 31, 2023. Issuers may have the right to call or prepay certain obligations and as such, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below.

	December 31, 2023
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	22,153	19,600
Due after five years through ten years	23,492	19,766
Due after ten years	49,860	40,166
Total Held-to-maturity Securities	$95,505	$79,532

In the prevailing rate environments as of December 31, 2023 and December 31, 2022, the Company’s held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 6.7 years and 7.3 years, respectively.

Restricted Securities

The table below summarizes the carrying amount of restricted securities as of December 31, 2023 and December 31, 2022.

(Dollars in thousands)	December 31, 2023	December 31, 2022
Federal Reserve Bank Stock	$3,310	$3,292
Federal Home Loan Bank Stock	1,642	1,073
Community Bankers’ Bank Stock	60	60
Total Restricted Securities	$5,012	$4,425

Equity Securities

The Company held equity securities with readily determinable fair values totaling $2.8 million and $2.1 million at December 31, 2023 and December 31, 2022, respectively. These securities consist of mutual funds held in a trust and were obtained for the purpose of economically hedging changes in the Company’s nonqualified deferred compensation liability. Changes in the fair value of these securities are reflected in earnings. A gain of $317 thousand and a loss of $(354) thousand were recorded in non-interest income in the Consolidated Statements of Income as of December 31, 2023 and December 31, 2022, respectively.

Note 3— Loans

The following table presents the composition of the Company’s loan portfolio as of December 31, 2023 and December 31, 2022.

Table 3.1: Loan Portfolio Composition

(Dollars in thousands)	December 31, 2023	December 31, 2022
Real Estate Loans:
Commercial	$1,146,116	$1,118,127
Construction and land development	180,922	195,027
Residential	482,182	426,841
Commercial - Non-Real Estate:
Commercial loans	45,204	44,924
Consumer - Non-Real Estate:
Consumer loans	560	529
Total Gross Loans	$1,854,984	$1,785,448
Allowance for loan credit losses	(19,543)	(20,208)
Net deferred loan costs	4,983	4,060
Total net loans	$1,840,424	$1,769,300

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

Note 4— Allowance for Loan Credit Losses

On January 1, 2023, the Company adopted the CECL methodology as required under ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the Company’s accounting policies and policy elections related to the accounting standard update refer to Note 1 of this Form 10-K. All loan information presented as of December 31,

2023 is in accordance with ASC 326. All loan information presented prior to December 31, 2023 is in accordance with previous applicable GAAP.

The following table presents the activity in the allowance for loan credit losses for the twelve months ended December 31, 2023.

Table 4.1: Allowance for Loan Credit Losses

	December 31, 2023
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Unallocated	Total
Beginning balance, December 31, 2022	$13,205	$2,860	$3,044	$456	$5	$638	$20,208
Adjustment to allowance for adoption of ASC 326	(2,649)	476	4,552	367	57	(638)	2,165
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	2	—	—	2
Provision for (recovery of) credit losses	2,285	(1,549)	(3,273)	(330)	35	—	(2,832)
Ending balance, December 31, 2023	$12,841	$1,787	$4,323	$495	$97	$—	$19,543

The following table presents the activity for the allowance for loan losses for the twelve months ended December 31, 2022.

Table 4.2: Allowance for Loan Losses

	December 31, 2022
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, December 31, 2021	$13,091	$2,824	$2,769	$711	$5	$632	$20,032
Charge-offs	(1)	—	—	—	—	—	(1)
Recoveries	—	—	—	2	—	—	2
Provision for (recovery of) loan losses	115	36	275	(257)	—	6	175
Ending Balance, December 31, 2022	$13,205	$2,860	$3,044	$456	$5	$638	$20,208

The following tables present the balance of the allowance for loan losses, the allowance by impairment methodology, total loans, and loans by impairment methodology as of December 31, 2022. There were no collateral dependent or individually evaluated loans as of December 31, 2023.

Table 4.3: Allowance for Loan Losses and Loans by Impairment Methodology

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

Table 4.4: Impaired Loans by Class

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

Delinquency Information

The following tables present a summary of past due and non-accrual loans by class as of December 31, 2023 and December 31, 2022.

Table 4.5: Past Due and Non-Accrual Loans

	December 31, 2023
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$1,146,116	$1,146,116	$—	$—
Construction and land development	—	—	—	—	180,922	180,922	—	—
Residential	—	—	—	—	482,182	482,182	—	—
Commercial	—	—	—	—	45,204	45,204	—	—
Consumer	—	—	—	—	560	560	—	—
Total Loans	$—	$—	$—	$—	$1,854,984	$1,854,984	$—	$—

	December 31, 2022
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$1,118,127	$1,118,127	$—	$—
Construction and land development	—	—	—	—	195,027	195,027	—	—
Residential	—	—	—	—	426,841	426,841	—	—
Commercial	—	—	—	—	44,924	44,924	—	—
Consumer	—	—	—	—	529	529	—	—
Total Loans	$—	$—	$—	$—	$1,785,448	$1,785,448	$—	$—

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

Internal
Days Past Due	Risk Rating
0 - 29 days	Pass
30-59 days	Special Mention
60-89 days	Substandard
90-119 days	Doubtful
120+ days	Loss

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of December 31, 2023.

Table 4.6: Credit Quality Information by Loan Class

	Term Loans by Year of Origination
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Real Estate Loans - Commercial
Pass	$67,675	$302,342	$201,801	$125,828	$96,424	$334,132	$3,575	$1,131,777
Special mention	—	13,102	—	1,237	—	—	—	14,339
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Commercial	$67,675	$315,444	$201,801	$127,065	$96,424	$334,132	$3,575	$1,146,116

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Construction and land development
Pass	$47,253	$56,408	$33,827	$9,360	$8	$7,046	$24,891	$178,793
Special mention	—	—	—	—	2,129	—	—	2,129
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Construction and land development	$47,253	$56,408	$33,827	$9,360	$2,137	$7,046	$24,891	$180,922

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Residential
Pass	$83,060	$114,865	$133,188	$87,275	$24,883	$21,380	$17,531	$482,182
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Residential	$83,060	$114,865	$133,188	$87,275	$24,883	$21,380	$17,531	$482,182

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$7,564	$6,838	$1,959	$3,207	$4,482	$4,787	$16,367	$45,204
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial Loans	$7,564	$6,838	$1,959	$3,207	$4,482	$4,787	$16,367	$45,204

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Pass	$485	$6	$26	$—	$—	$10	$33	$560
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer Loans	$485	$6	$26	$—	$—	$10	$33	$560

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2022
		Special				Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Loans
Real Estate Loans
Commercial	$1,116,890	$1,237	$—	$—	$—	$1,118,127
Construction and land development	192,877	2,150	—	—	—	195,027
Residential	426,841	—	—	—	—	426,841
Commercial	44,924	—	—	—	—	44,924
Consumer	529	—	—	—	—	529
Total Loans	$1,782,061	$3,387	$—	$—	$—	$1,785,448

The allowance for loan credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination. The starting point for the estimate of the allowance for loan credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. As part of the Company’s loan modification program to borrowers experiencing financial difficulty, the Company may provide concessions to minimize the economic loss and improve long-term loan performance and collectability. The Company did not make any loan modifications to borrowers experiencing financial difficulty during the twelve months ended December 31, 2023.

The Company had a recorded investment in TDRs of $418 thousand as of December 31, 2022, all of which were in compliance with their modified terms at December 31, 2022. There were no loans modified in TDRs that subsequently defaulted within 12 months of their modification date during the twelve months ended December 31, 2023 or twelve months ended December 31, 2022. As of December 31, 2022, none of the Bank’s TDRs required a specific reserve. As of December 31, 2022, there were no additional commitments to disburse funds on loans classified TDRs. The Company adopted ASU 2022-02 on January 1, 2023, which eliminated the accounting guidance for TDRs.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $620 thousand and $303 thousand at December 31, 2023 and December 31, 2022, respectively, is separately classified within Other Liabilities on the Consolidated Balance Sheets.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the twelve months ended December 31, 2023.

Table 4.7: Allowance for Credit Losses – Unfunded Commitments

Allowance for Credit Losses
(Dollars in thousands)	Unfunded Commitments
Beginning balance, December 31, 2022	$303
Adjustment to allowance for unfunded commitments for adoption of ASC 326	737
Recovery of credit losses	(420)
Ending balance, December 31, 2023	$620

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

The following table summarizes the Company’s swaps at December 31, 2023 and December 31, 2022.

Table 5.1: Derivatives

	December 31, 2023
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$19,444	$846	3.2 years	5.87%	3.39%
Pay variable/receive fixed swaps	19,444	(846)	3.2 years	3.39%	5.87%
Total interest rate swap agreements	$38,888	$—	3.2 years	4.63%	4.63%

	December 31, 2022
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$13,767	$1,217	2.8 years	6.02%	2.59%
Pay variable/receive fixed swaps	13,767	(1,217)	2.8 years	2.59%	6.02%
Total interest rate swap agreements	$27,534	$—	2.8 years	4.31%	4.31%

The estimated fair value of the swaps at December 31, 2023 and December 31, 2022 were recorded in other assets and liabilities in the Consolidated Balance Sheets. The associated net gains and losses on the swaps are recorded in other operating (loss) income in the Consolidated Statements of Income.

Note 6— Bank Premises and Equipment, Net

The following table summarizes major classes of bank premises and equipment and the total accumulated depreciation as of December 31, 2023 and December 31, 2022.

Table 6.1: Components of Bank Premises and Equipment, Net

(Dollars in thousands)	December 31, 2023	December 31, 2022
Leasehold improvements	$2,910	$2,873
Furniture and equipment	6,721	6,268
Total Bank Premises and Equipment	$9,631	$9,141
Less: Accumulated depreciation	(8,350)	(7,922)
Total Bank Premises and Equipment, Net	$1,281	$1,219

Depreciation expense was $484 thousand and $557 thousand for the years ended December 31, 2023 and December 31, 2022, respectively.

Note 7— Deposits and Borrowings

The following table shows the components of the Company’s funding sources.

Table 7.1: Composition of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in thousands)	December 31, 2023	December 31, 2022
Deposits:
Non-interest bearing demand deposits(1)	$411,374	$476,697
Interest-bearing demand deposits(1)	607,971	691,945
Savings deposits	52,061	95,241
Time deposits(2)	835,194	803,857
Total Deposits	$1,906,600	$2,067,740
(1)	Overdraft demand deposits reclassified to loans totaled $1 thousand at both December 31, 2023 and December 31, 2022.
(2)	The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was $359.3 million and $318.7 million at December 31, 2023 and December 31, 2022, respectively.

			December 31, 2023	December 31, 2022
(Dollars in thousands)	Stated Interest Rate	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Short-term Debt:
Federal Reserve Bank borrowings	4.80%	4.80%	$54,000	—
Total Short-term Debt			$54,000	—
Long-term Debt:
Subordinated debt	5.25%	5.25%	$24,708	$24,624
Total Long-term Debt			$24,708	$24,624

The Company obtains certain deposits through the efforts of third-party brokers. Brokered deposits totaled $320.6 million and $352.0 million at December 31, 2023 and December 31, 2022, respectively, and were included primarily in time deposits on the Company’s Consolidated Balance Sheets. Reciprocal IntraFi certificates of deposit totaled $45.6 million and $25.7 million at December 31, 2023 and December 31, 2022, respectively. Reciprocal IntraFi demand and money market deposits totaled $234.9 million and $197.3 million at December 31, 2023 and December 31, 2022, respectively.

At December 31, 2023, there were no depositors that represented 5% or more of the Company’s total deposits.

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

The Company from time to time uses Federal Home Loan Bank of Atlanta (“FHLB”) advances as a source of funding and interest rate risk management tool. FHLB advances are secured by a blanket floating lien on all real estate mortgage loans secured by 1 to 4 family residential, multi-family and commercial real estate properties. At December 31, 2023, the Company did not have any outstanding FHLB advances. Available borrowing capacity based on collateral value amounted to approximately $436.9 million at December 31, 2023.

The Company also has the capacity to borrow up to $22.8 million at the Federal Reserve discount window of which $0 had been drawn upon at December 31, 2023. The Bank had loans pledged at the Federal Reserve discount window totaling $30.9 million as of December 31, 2023.

On March 12, 2023, the Reserve Bank made available the Bank Term Funding Program (“BTFP”), which enhances the ability of banks to borrow against the par value of certain high-quality, unencumbered investments. On May 15, 2023, the Company obtained a $54.0 million BTFP advance to secure lower funding costs relative to wholesale deposits. The BTFP advance has a term of one year, bears interest at a fixed rate of 4.80% and can be prepaid at any time without penalty prior to maturity. At December 31, 2023, the Company had pledged as collateral for the BTFP advance investment securities with an amortized cost and fair value of $54.6 million and $44.6 million, respectively.

The Company also has unsecured federal funds lines of credit with correspondent banks available for overnight borrowing of $110.0 million of which $10 million had been drawn upon at December 31, 2023.

The following table shows the carrying amount of the Company’s time deposits by contractual maturity as of December 31, 2023.

Table 7.2: Scheduled Maturities of Time Deposits

(Dollars in thousands)	December 31, 2023
2024	$574,056
2025	181,797
2026	68,629
2027	10,165
2028	547
Thereafter	—
Total	$835,194

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

The following table presents an overview of the Company’s leases as of December 31, 2023 and December 31, 2022.

Table 8.1: Leases Overview

(Dollars in thousands)	December 31, 2023		December 31, 2022
Lease liabilities	$4,446		$4,858
Right-of-use assets	4,176		4,611
Weighted average remaining lease term (Years)	3.89	years	4.08	years
Weighted average discount rate	3.00%		2.62%

The following table presents a composition of the Company’s lease costs for the years ended December 31, 2023 and December 31, 2022.

Table 8.2: Cost of Leases

(Dollars in thousands)	December 31, 2023	December 31, 2022
Operating lease cost	$1,392	$1,469
Variable lease cost	—	—
Short-term lease cost	—	—
Total Lease Cost	$1,392	$1,469

The total cash paid for amounts included in the measurement of lease liabilities totaled $1.4 million and $1.5 million for the years ended December 31, 2023 and December 31, 2022, respectively.

The following table is a maturity schedule of the Company’s future lease payments and reconciles the undiscounted total obligation to the total recorded lease liabilities as of December 31, 2023.

Table 8.3: Lease Maturity Schedule

(Dollars in thousands)	December 31, 2023
2024	$1,322
2025	1,319
2026	1,121
2027	429
2028	291
Thereafter	276
Total Undiscounted Cash Flows	$4,758
Discount	(312)
Lease Liabilities	$4,446

Total rent expense, including building expenses and real estate taxes for certain locations, amounted to $1.5 million and $1.6 million for the years ended December 31, 2023 and 2022, respectively. Rental expenses are classified as a component of the occupancy expense of premises line item in the Consolidated Statements of Income.

Note 9— Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Virginia, the District of Columbia, the State of Maryland, the State of North Carolina and the State of West Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2020.

The following table presents the significant components of the Company’s deferred tax assets and deferred tax liabilities as of December 31, 2023 and December 31, 2022.

Table 9.1: Significant Components of Deferred Tax Assets and Liabilities

(Dollars in thousands)	December 31, 2023	December 31, 2022
Deferred Tax Assets:
Allowance for loan credit losses	$4,477	$4,581
Lease liabilities	987	1,101
Share-based compensation expense	45	91
Unrealized losses on debt securities	3,257	7,628
Other	453	416
Total Deferred Tax Assets	$9,219	$13,817
Deferred Tax Liabilities:
Right-of-use assets	927	1,045
Depreciation	53	49
Net deferred loan costs	1,106	920
Other	76	62
Total Deferred Tax Liabilities	$2,162	$2,076
Net Deferred Tax Assets	$7,057	$11,741

The following table summarizes the Company’s provision for income taxes charged to operations for the years ended December 31, 2023 and December 31, 2022, respectively.

Table 9.2: Provision for Income Taxes

(Dollars in thousands)	December 31, 2023	December 31, 2022
Current tax expense	$1,902	$7,666
Deferred tax expense	921	594
Total Income Tax Expense	$2,823	$8,260

The following table presents the factors driving the difference between the amount of income tax determined by applying the statutory federal income tax rate to income before income taxes and the amount of income tax expense reflected in the Consolidated Statements of Income for the years ended December 31, 2023 and December 31, 2022, respectively.

Table 9.3: Effective Income Tax Reconciliation

(Dollars in thousands)	December 31, 2023	December 31, 2022
Computed “expected” tax expense	$1,676	$8,413
Increase (decrease) in income taxes resulting from:
Bank-owned life insurance policy surrender	1,101	—
State income taxes, net of federal benefit	180	516
Bank-owned life insurance	(47)	(114)
Tax-exempt interest income	(69)	(158)
Excess tax benefit on share-based compensation	(19)	(427)
Other, net	1	30
Total	$2,823	$8,260

Note 10— Restriction on Cash

Prior to March 2020, the Company was required to maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. In March 2020, the Federal Reserve reduced the reserve requirement to zero percent effective March 26, 2020. Prior to the change effective March 26, 2020, reserve requirement ratios on net transactions accounts differed based on the amount of net transaction accounts at the depository institution. As a result, the Company was not required to maintain a cash reserve requirement as of December 31, 2023 and December 31, 2022.

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

The following table summarizes the contract or notional amount of the Company’s exposure to off-balance sheet risk as of December 31, 2023 and December 31, 2022.

Table 11.1: Unfunded Lending Commitments

(Dollars in thousands)	December 31, 2023	December 31, 2022
Commitments to extend credit	$235,560	$240,084
Standby letters of credit	$16,329	$14,677

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

The following table summarizes the fair value of assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022.

Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at December 31, 2023 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$42,977	$—	$42,977	$—
U.S. government and federal agencies	13,275	—	13,275	—
Corporate bonds	2,523	—	2,523	—
Collateralized mortgage obligations	34,310	—	34,310	—
Tax-exempt municipal	1,231	—	1,231	—
Taxable municipal	587	—	587	—
Mortgage-backed	75,090	—	75,090	—
Equity securities, at fair value	2,792	2,792	—	—
Interest rate swap agreements	846	—	846	—
Loan servicing rights	22	—	—	22
Total assets at fair value	$173,653	$2,792	$170,839	$22

Liabilities:
Interest rate swap agreements	$846	$—	$846	$—
Total liabilities at fair value	$846	$—	$846	$—

		Fair Value Measurements at December 31, 2022 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$59,210	$—	$59,210	$—
U.S. government and federal agencies	34,760	—	34,760	—
Corporate bonds	2,614	—	2,614	—
Collateralized mortgage obligations	38,474	—	38,474	—
Tax-exempt municipal	4,645	—	4,645	—
Taxable municipal	579	—	579	—
Mortgage-backed	217,294	—	217,294	—
Equity securities, at fair value	2,115	2,115	—	—
Interest rate swap agreement	1,217	—	1,217	—
Total assets at fair value	$360,908	$2,115	$358,793	$—

Liabilities:
Interest rate swap agreement	$1,217	$—	$1,217	$—
Total liabilities at fair value	$1,217	$—	$1,217	$—

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances, the Company makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Collateral Dependent Loans

In accordance with ASC 326, loans that do not share risk characteristics are evaluated on an individual basis. The Company designates individually evaluated loans on nonaccrual status as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk and loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. The measurement of loss associated with collateral dependent loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if an appraisal of the property is more than one-year-old and not solely based on observable market comparables, or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for loan credit losses on the Consolidated Statements of Income. The Company had no collateral dependent loans with a recorded reserve as of December 31, 2023 or December 31, 2022.

Other Real Estate Owned

OREO is carried at the lower of cost or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value using observable market data, the Company records the property as Level 2. When an appraised value using observable market data is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the property as Level 3 valuation. Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The Company had no OREO as of December 31, 2023 and 2022.

The following tables present the carrying value and estimated fair value, including the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2023 and December 31, 2022.

Table 12.2: Fair Value of Financial Instruments

		Fair Value Measurements at December 31, 2023 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)	December 31, 2023
Assets:
Cash and cash equivalents	$99,005	$99,005	$—	$—	$99,005
Securities:
Available-for-sale	169,993	—	169,993	—	169,993
Held-to-maturity	95,505	—	79,532	—	79,532
Equity securities, at fair value	2,792	2,792	—	—	2,792
Restricted securities, at cost	5,012	—	5,012	—	5,012
Loans, net	1,840,424	—	—	1,730,205	1,730,205
Interest rate swap agreements	846	—	846	—	846
Loan servicing rights	22	—	—	22	22
Accrued interest receivable	6,110	—	6,110	—	6,110
Liabilities:
Deposits	$1,906,600	$—	$1,906,835	$—	$1,906,835
Federal Reserve Bank borrowings	54,000	—	54,000	—	54,000
Federal funds purchased	10,000	—	10,000	—	10,000
Subordinated debt	24,708	—	—	21,873	21,873
Interest rate swap agreements	846	—	846	—	846
Accrued interest payable	4,559	—	4,559	—	4,559

		Fair Value Measurements at December 31, 2022 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)	December 31, 2022
Assets:
Cash and cash equivalents	$61,599	$61,599	$—	$—	$61,599
Securities:
Available-for-sale	357,576	—	357,576	—	357,576
Held-to-maturity	99,415	—	81,161	—	81,161
Equity securities, at fair value	2,115	2,115	—	—	2,115
Restricted securities, at cost	4,425	—	4,425	—	4,425
Loans, net	1,769,300	—	—	1,676,887	1,676,887
Interest rate swap agreement	1,217	—	1,217	—	1,217
Bank owned life insurance	21,170	—	21,170	—	21,170
Accrued interest receivable	5,531	—	5,531	—	5,531
Liabilities:
Deposits	$2,067,740	$—	$2,065,248	$—	$2,065,248
Subordinated debt	24,624	—	—	22,457	22,457
Federal funds purchased	25,500	—	25,500	—	25,500
Interest rate swap agreement	1,217	—	1,217	—	1,217
Accrued interest payable	1,035	—	1,035	—	1,035

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

The following table summarizes the computation of earnings per share for the years December 31, 2023 and December 31, 2022.

Table 13.1: Computation of Basic and Diluted Earnings per Common Share

	Year ended
	December 31,
	2023	2022
Earnings per common share - basic:
Income available to common shareholders (in thousands):
Net income	$5,158	$31,803
Less: Income attributable to unvested restricted stock awards	(17)	(136)
Net income available to common shareholders	$5,141	$31,667

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,124,696	13,991,875
Less: Unvested restricted stock	(47,771)	(60,034)
Weighted-average common shares outstanding - basic	14,076,925	13,931,841

Earnings per common share - basic	$0.37	$2.27

Earnings per common share - diluted:
Income available to common shareholders (in thousands):
Net income	$5,158	$31,803
Less: Income attributable to unvested restricted stock awards	(17)	(135)
Net income available to common shareholders	$5,141	$31,668

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,124,696	13,991,875
Less: Unvested restricted stock	(47,771)	(60,034)
Plus: Effect of dilutive options	70,268	152,586
Weighted-average common shares outstanding - diluted	14,147,193	14,084,427

Earnings per common share - diluted	$0.36	$2.25

Outstanding options to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. All stock options outstanding as of December 31, 2023 and December 31, 2022 were included as none had anti-dilutive effects.

Note 14— Stock Based Compensation Plan

The Company’s share-based compensation plan, approved by stockholders and effective April 28, 2015 (the “2015 Plan”), provides for the grant of share-based awards in the form of incentive stock options, non-incentive stock options, restricted stock and restricted stock units to directors and employees. The Company has reserved 976,211 shares of voting common stock for issuance under the 2015 Plan, which will remain in effect until April 28, 2025. The Company’s Compensation Committee administers the 2015 Plan and has the authority to determine the terms and conditions of each award thereunder. As of December 31, 2023, 278,529 shares are available to grant in future periods under the 2015 Plan.

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

The table below provides a summary of the stock options activity for the year ended December 31, 2023.

Table 14.1: Summary of Stock Options Activity

	December 31, 2023
		Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price	Value
Outstanding at January 1, 2023	189,934	$11.76
Granted	—	—
Exercised	(27,375)	11.75
Forfeited or expired	(412)	9.44
Outstanding at December 31, 2023	162,147	11.77	$1,749,454
Exercisable December 31, 2023	162,147	$11.77	$1,749,454

The aggregate intrinsic value of stock options in the table above represents the total amount by which the current market value of the underlying stock exceeds the exercise price of the option that would have been received by the Company had all option holders exercised their options on December 31, 2023. The intrinsic value of options exercised was $370 thousand for the year ended December 31, 2023 and $4.6 million for the year ended December 31, 2022. These amounts and the intrinsic values noted in the table above change based on changes in the market value of the Company’s voting common stock.

The table below provides a summary of the stock options outstanding and exercisable as of December 31, 2023.

Table 14.2: Summary of Stock Options Outstanding and Exercisable

	December 31, 2023
	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Number	Contractual Life	Number	Contractual Life
Exercise Prices	Outstanding	in Years	Exercisable	in Years
$11.01 - $12.00	161,085	0.92	161,085	0.92
$12.01 - $13.00	1,062	0.98	1,062	0.98
Total	162,147	0.93	162,147	0.93

There were no options granted during the years ended December 31, 2023 or December 31, 2022.

The Company did not have share-based compensation expense applicable to the Company’s share-based compensation plans for stock options for the year ended December 31, 2023 or December 31, 2022. The Company does not have any unrecognized share-based compensation expense related to nonvested options as of December 31, 2023.

The table below provides a summary of the restricted stock awards granted under the 2015 plan.

Table 14.3: Summary of Restricted Stock Awards

	December 31, 2023
		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at January 1, 2023	55,185	$21.80
Granted	22,893	23.65
Vested	(30,390)	21.21
Forfeited	(370)	15.50
Nonvested at December 31, 2023	47,318	23.12

Compensation expense for restricted stock grants is recognized over the vesting period of the awards based on the fair value of the Company’s voting common stock at issue date. The fair value of the stock was determined using the closing stock price on the day of grant. The restricted stock grants vest over two to five years. The Company awarded 24,423 restricted stock grants during the year ended December 31, 2022 with a weighted average grant date fair value of $27.44 per share.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $596 thousand and $573 thousand for the years ended December 31, 2023 and December 31, 2022, respectively. The total fair value of the shares, which vested during 2023 and 2022, was $717 thousand and $1.1 million, respectively.

Unrecognized share-based compensation expense related to nonvested restricted stock grants amounted to $1.0 million as of December 31, 2023. This amount is expected to be recognized over a weighted-average period of 1.9 years.

Note 15— Employee Benefit Plans

Effective August 1, 2006, the Company adopted a contributory 401(k) savings plan (the “401(k) Plan”) covering substantially all employees. Eligible employees may elect to defer a portion of their compensation to the 401(k) Plan. The Board of Directors may elect to match a portion of each employee’s contribution. The Company made contributions of $502 thousand and $474 thousand during the years ended December 31, 2023 and December 31, 2022, respectively. The costs associated with the Company’s 401(k) Plan are included in the salaries and employee benefits line item in the Consolidated Statements of Income.

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

The deferred compensation liability was $2.3 million and $1.9 million at December 31, 2023 and December 31, 2022, respectively, and was included in other liabilities on the Consolidated Balance Sheets. The Company incurred expenses for discretionary contributions of $297 thousand and $192 thousand for the years ended December 31, 2023 and December 31, 2022, respectively. These discretionary contributions vest for the participants over a period of three years unless years of service and age criteria are met. The costs associated with the Company’s deferred compensation plan are included in the salaries and employee benefits line item in the Consolidated Statements of Income.

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

The Bank is subject to capital adequacy standards adopted by the Federal Reserve, including the capital rules that implemented the Basel III regulatory capital reforms developed by the Basel Committee on Banking Supervision. Failure to meet minimum capital requirements can initiate certain mandatory – possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2023 and December 31, 2022.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, common equity Tier 1 to risk-weighted assets, and Tier 1 capital to average assets.

In addition to the minimum regulatory capital required for capital adequacy purposes, the Bank is required to maintain a minimum capital conservation buffer above those minimums in the form of common equity. The capital conservation buffer, which was phased in ratably over a four year period beginning January 1, 2016, is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. The capital conservation buffer was 2.5% at December 31, 2023, and is applicable for the common equity Tier 1, Tier 1, and total capital ratios.

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

As of December 31, 2023, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institution must maintain minimum total risk-based, common equity Tier 1, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The table below provides a summary of the Bank’s capital ratios as of December 31, 2023 and December 31, 2022.

Table 16.1: Capital Ratios

					Minimum To Be Well Capitalized
	Actual		Minimum Capital Requirement(1)		Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Total capital (to risk weighted assets)	$282,082	15.7%	$188,448	10.5%	$179,475	10.0%
Tier 1 capital (to risk weighted assets)	263,637	14.7%	152,553	8.5%	143,580	8.0%
Common equity tier 1 capital (to risk weighted assets)	263,637	14.7%	125,632	7.0%	116,658	6.5%
Tier 1 capital (to average assets)	263,637	11.6%	91,163	4.0%	113,954	5.0%

As of December 31, 2022
Total capital (to risk weighted assets)	$283,471	15.6%	$190,798	10.5%	$181,712	10.0%
Tier 1 capital (to risk weighted assets)	262,960	14.4%	155,219	8.5%	146,089	8.0%
Common equity tier 1 capital (to risk weighted assets)	262,960	14.4%	127,828	7.0%	118,697	6.5%
Tier 1 capital (to average assets)	262,960	11.3%	93,083	4.0%	116,354	5.0%
(1)	Including Capital Conservation Buffer

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

The following table shows the components of non-interest income for the years ended December 31, 2023 and December 31, 2022.

Table 17.1: Components of Non-Interest Income

	Year ended
	December 31,
(Dollars in thousands)	2023	2022
Service charges on deposit accounts (1)
Overdrawn account fees	$82	$88
Account service fees	248	236
Other service charges and fees (1)
Interchange income	403	409
Other charges and fees	435	247
Bank owned life insurance	224	544
Losses on sale of available-for-sale securities	(17,316)	—
Insurance commissions (1)	386	382
Gain on sale of government guaranteed loans	131	—
Non-qualified deferred compensation plan asset gains (losses), net	317	(354)
Other income (2)	150	139
Total non-interest income (loss)	$(14,940)	$1,691
(1)	Income within the scope of ASC 606 – Revenue Recognition.
(2)	Includes other operating income within the scope of ASC 606 amounting to $59 thousand for the year ended December 31, 2023. Includes other operating income of $91 thousand related to swap fee income on a back-to-back loan swaps for the year ended December 31, 2023, which is outside the scope of ASC 606. Includes other operating income within the scope of ASC 606 amounting to $12 thousand for the year ended December 31, 2022. Includes other operating income of $127 thousand related to swap fee income on a back-to-back loan swaps for the year ended December 31, 2022, which is outside the scope of ASC 606.

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

Net gains on premises and equipment

The Company records a gain or loss on the disposition of premises and equipment when control of the property transfers or is involuntarily converted to a monetary asset (e.g., insurance proceeds). This income is reflected in other income on the Company’s Consolidated Statements of Income.

Insurance commissions

The Company performs the function of an insurance intermediary by introducing the policyholder and insurer and is compensated in the form of a commission for placement of an insurance policy based on a percentage of premiums issued and maintained during the period. Revenue is recognized when received.

Note 18— Other Operating Expenses

The following table shows the components of other operating expenses for the years ended December 31, 2023 and December 31, 2022.

Table 18.1: Components of Other Operating Expenses

	Year ended
	December 31,
(Dollars in thousands)	2023	2022
Advertising expense	$288	$193
Data processing	1,936	1,940
FDIC insurance	1,041	605
Professional fees	329	1,231
State franchise tax	2,389	2,092
Director costs	876	810
Other operating expenses	1,531	1,595
Total other operating expenses	$8,390	$8,466

Note 19— Low Income Housing Tax Credit Investments

The Company has invested in seven separate housing equity funds as of December 31, 2023. The general purpose of these funds is to encourage and assist with participation in investing in low-income residential rental properties primarily located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the Company’s Consolidated Balance Sheets and were $4.7 million and $5.2 million at December 31, 2023 and December 31, 2022, respectively. The expected terms of these investments and the related tax benefits run through 2038. The net impact of amortization of the investments, tax credits and other tax benefits recognized as a component of income tax expense in the Consolidated Statements of Income during the years ended December 31, 2023 and December 31, 2022 was a benefit of $113 thousand and $94 thousand, respectively. Additional capital calls expected for the funds totaled $2.5 million at December 31, 2023 and $3.0 million at December 31, 2022 and are included in other liabilities on the Company’s Consolidated Balance Sheets.

Note 20— Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax for the years ended December 31, 2023 and December 31, 2022.

Table 20.1: Changes in Accumulated Other Comprehensive Income (Loss), Net of Tax

	December 31, 2023
		Unrealized Gains on
		Securities Transferred from
	Unrealized Gain (Loss) on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Income (Loss)
Beginning balance, January 1, 2023	$(28,942)	$245	$(28,697)
Net change during the period	16,542	(96)	16,446
Ending balance, December 31, 2023	$(12,400)	$149	$(12,251)

	December 31, 2022
		Unrealized Gains on
		Securities Transferred from
	Unrealized Loss on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Loss
Beginning balance, January 1, 2022	$(789)	$389	$(400)
Net change during the period	(28,153)	(144)	(28,297)
Ending Balance, December 31, 2022	$(28,942)	$245	$(28,697)

Items reclassified out of accumulated other comprehensive income (loss) to net income during the year ended December 31, 2023 consisted of losses on securities classified as available-for-sale. The losses on these transactions totaled $17.3 million and the related tax benefit was $3.6 million. Losses are included in the “Losses on sale of available-for-sale securities” line item and the related tax is presented in the “Income tax expense” line item in the Consolidated Statements of Income. The Company did not have any items reclassified out of accumulated other comprehensive income (loss) to net income during the year ended December 31, 2022.

Note 21— Parent Company Financials

The following tables summarize John Marshall Bancorp Inc.’s (Parent Company only) condensed financial statements as of and for the years ended December 31, 2023 and December 31, 2022.

Table 21.1: Condensed Parent Company Financials

Parent Company Only Condensed Balance Sheets

(Dollars in thousands)	December 31, 2023	December 31, 2022
Assets
Cash and due from banks	$4,874	$3,588
Equity securities, at fair value	2,792	2,115
Investment in subsidiary	249,666	234,263
Other assets	448	366
Total assets	$257,780	$240,332
Liabilities and Shareholders’ Equity
Subordinated debt, net of unamortized issuance costs	$24,708	$24,624
Accrued interest payable	656	715
Other liabilities	2,502	2,193
Total liabilities	$27,866	$27,532
Total shareholders’ equity	$229,914	$212,800
Total liabilities and shareholders’ equity	$257,780	$240,332

Parent Company Only Condensed Statements of Income

Years Ended December 31, 2023 and 2022
(Dollars in thousands)	2023	2022
Income:
Other income	$317	$(354)
Dividends from subsidiary	6,108	4,150
Total income	6,425	3,796
Expense:
Subordinated debt interest expense	1,396	1,810
Salaries and employee benefits	589	292
Other operating expenses	360	425
Total expense	2,345	2,527

Net income before income tax benefit and equity in undistributed earnings of subsidiary	4,080	1,269
Income tax benefit	425	605
Equity in undistributed earnings of subsidiary	653	29,929
Net income	$5,158	$31,803

Parent Company Only Statements of Cash Flows

Years Ended December 31, 2023 and 2022
(Dollars in thousands)	2023	2022
Cash Flows from Operating Activities
Net income	$5,158	$31,803
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiary	(653)	(29,929)
Fair value adjustment on equity securities	(317)	354
Amortization of debt issuance costs	84	317
Deferred tax (benefit)	(82)	(54)
Changes in assets and liabilities:
Increase in other assets	—	(2)
Increase in other liabilities	250	278
Net cash provided by operating activities	$4,440	$2,767
Cash Flows from Investing Activities
Purchase of equity securities	(360)	(600)
Net cash (used in) investing activities	$(360)	$(600)
Cash Flows from Financing Activities
Issuance of common stock for share options exercised	320	3,058
Repurchase of shares for tax withholding on share-based compensation	(6)	(8)
Issuance of subordinated debt	—	24,579
Repayment of subordinated debt	—	(25,000)
Cash dividends paid	(3,108)	(2,799)
Net cash used in financing activities	$(2,794)	$(170)
Net increase in cash and cash equivalents	$1,286	$1,997
Cash and cash equivalents, beginning of year	3,588	1,591
Cash and cash equivalents, end of year	$4,874	$3,588

Note 22— Related Party Transactions

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal shareholders, executive officers, their immediate families and affiliated companies in which they are principal owners (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with parties not related to the Company. These loans totaled $12.9 million and $15.4 million as of December 31, 2023 and December 31, 2022, respectively. During 2023, there were total principal additions of $447 thousand and total principal payments of $2.9 million with respect to such loans. Deposits of directors, executive officers and other related parties totaled $24.1 million and $28.7 million at December 31, 2023 and December 31, 2022, respectively.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2023 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.Other Information

(a) None.

(b) During the quarter ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

Part III

Item 10.Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions “Election of Directors,” “The Board of Directors,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in the Company's Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated by reference.

Item 11.Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions “Executive Officer Compensation,” “The Board of Directors – Director Compensation” and “The Board of Directors – Compensation Committee Interlocks and Insider Participation” in the Company's Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information: The following table sets forth information as of December 31, 2023, with respect to compensation plans under which shares of our common stock are authorized for issuance.

Number of Shares
	To be Issued		Number of Shares
	Upon Exercise	Weighted-Average	Remaining Available
	of Outstanding	Exercise Price of	For Future Issuance
	Options, Warrants	Outstanding Options,	Under Equity
	and Rights	Warrants and Rights	Compensation Plans
Equity compensation plans approved by shareholders	162,147	$11.77	278,529
Equity compensation plans not approved by shareholders	—	$—	—
Total	162,147	$11.77	278,529

Security Ownership of Certain Beneficial Owners and Management. Pursuant to General Instruction G(3) of Form 10-K, the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the caption “The Board of Directors – Corporate Governance Principles and Board Matters” and “The Board of Directors – Certain Relationships and Related Transactions” in the Company's Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated by reference.

Item 14.Principal Accountant Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions "Report of the Audit Committee" and "Independent Public Accounting Firm" in the Company's Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated by reference.

Part IV

Item 15.Exhibit and Financial Statement Schedules

(a)	FINANCIAL STATEMENTS: The following financial statements are included in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 613)

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Income for the years ended December 31, 2023 and 2022

Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

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

Exhibit No.	Description
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

10.12	Form of Subordinated Note Purchase Agreement, dated as of June 15, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 15, 2022).

21 †	Subsidiaries of John Marshall Bancorp, Inc.

23.1 †	Consent of Yount, Hyde, & Barbour, P.C.

31.1 †	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	John Marshall Bancorp, Inc. Compensation Clawback Policy

101.0†

Interactive data files formatted in Inline eXtensible Business Reporting Language pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) the Consolidated Statements of Income for the years ended December 31, 2023 and 2022, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022 and (vi) the Notes to the Consolidated Financial Statements for the years ended December 31, 2023 and 2022.

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

Date: March 20, 2024	John Marshall Bancorp, Inc.

	By:	/s/ Christopher W. Bergstrom
	Name:	Christopher W. Bergstrom
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2024.

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