Form 10-Q
period 2024-03-31
John Marshall Bancorp, Inc.
filed 2024-05-14
CIK 1710482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 3, 2024, there were 14,221,106 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN MARSHALL BANCORP, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Cash and due from banks	$5,696	$7,424
Interest-bearing deposits in other banks	147,320	91,581
Total cash and cash equivalents	153,016	99,005
Securities available-for-sale, at fair value	158,757	169,993
Securities held-to-maturity at amortized cost, fair value of $77,995 and $79,532 as of March 31, 2024 and December 31, 2023, respectively	94,662	95,505
Less: Allowance for investment credit losses	—	—
Securities held-to-maturity, net	94,662	95,505
Restricted securities, at cost	4,962	5,012
Equity securities, at fair value	2,960	2,792
Loans, net of unearned income	1,825,931	1,859,967
Less: Allowance for loan credit losses	(18,671)	(19,543)
Loans, net	1,807,260	1,840,424
Bank premises and equipment, net	1,244	1,281
Accrued interest receivable	6,410	6,110
Right of use assets	3,872	4,176
Other assets	18,694	18,251
Total assets	$2,251,837	$2,242,549
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand deposits	$404,669	$411,374
Interest-bearing demand deposits	644,580	607,971
Savings deposits	50,664	52,061
Time deposits	801,077	835,194
Total deposits	1,900,990	1,906,600
Federal funds purchased	—	10,000
Federal Reserve Bank borrowings	77,000	54,000
Subordinated debt	24,729	24,708
Accrued interest payable	2,949	4,559
Lease liabilities	4,141	4,446
Other liabilities	7,478	8,322
Total liabilities	$2,017,287	$2,012,635
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued	$—	$—
Common stock, nonvoting, par value $0.01 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, voting, par value $0.01 per share; authorized 30,000,000 shares; issued and outstanding, 14,209,606 shares at March 31, 2024, including 45,929 unvested shares, 14,148,533 shares at December 31, 2023, including 47,318 unvested shares	142	141
Additional paid-in capital	96,469	95,636
Retained earnings	150,592	146,388
Accumulated other comprehensive loss	(12,653)	(12,251)
Total shareholders’ equity	$234,550	$229,914
Total liabilities and shareholders’ equity	$2,251,837	$2,242,549

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2024	2023
Interest and Dividend Income
Interest and fees on loans	$23,623	$20,425
Interest on investment securities, taxable	1,269	2,251
Interest on investment securities, tax-exempt	9	19
Dividends	82	75
Interest on deposits in banks	1,936	683
Total interest and dividend income	$26,919	$23,453
Interest Expense
Deposits	$13,931	$8,559
Federal funds purchased	2	9
Federal Home Loan Bank advances and letter of credit fees	—	67
Federal Reserve Bank borrowings	893	—
Subordinated debt	349	349
Total interest expense	$15,175	$8,984
Net interest income	$11,744	$14,469
Provision for (recovery of) credit losses	(776)	(774)
Net interest income after provision for (recovery of) credit losses	$12,520	$15,243
Non-interest Income
Service charges on deposit accounts	$88	$72
Bank owned life insurance	—	100
Other service charges and fees	149	203
Losses on sale of available-for-sale securities	—	(202)
Insurance commissions	252	206
Gain on sale of government guaranteed loans	133	—
Non-qualified deferred compensation plan asset gains, net	124	89
Other income	72	98
Total non-interest income	$818	$566
Non-interest Expenses
Salaries and employee benefits	$4,810	$4,912
Occupancy expense of premises	451	470
Furniture and equipment expenses	297	296
Other operating expenses	2,366	2,092
Total non-interest expenses	$7,924	$7,770
Income before income taxes	$5,414	$8,039
Income tax expense	1,210	1,735
Net income	$4,204	$6,304
Earnings per share, basic	$0.30	$0.45
Earnings per share, diluted	$0.30	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2024	2023
Net Income	$4,204	$6,304
Other comprehensive income:
Unrealized gain/(loss) on available-for-sale securities, net of tax of $(101) and $981 for the three months ended March 31, 2024 and March 31, 2023, respectively	(380)	3,689
Reclassification adjustment for losses on available-for-sale securities included in net income, net of tax of $42 for the three months ended March 31, 2023	—	(160)
Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax of $(6) and $(7) for the three months ended March 31, 2024 and March 31, 2023, respectively	(22)	(27)
Total other comprehensive (loss) income	$(402)	$3,502
Total comprehensive income	$3,802	$9,806

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

(In thousands, except share and per share data)

(Unaudited)

					Accumulated
					Other	Total
			Additional Paid- In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	(Loss)	Equity
Balance, December 31, 2022	14,043,801	$141	$94,726	$146,630	$(28,697)	$212,800
Net income	—	—	—	6,304	—	6,304
Adoption of ASC 326 - Financial Instruments - Credit Losses	—	—	—	(2,292)	—	(2,292)
Other comprehensive income	—	—	—	—	3,502	3,502
Exercise of stock options	26,625	—	312	—	—	312
Restricted stock vesting, net of 33 shares surrendered	6,381	—	—	—	—	—
Share-based compensation	—	—	197	—	—	197
Balance, March 31, 2023	14,076,807	$141	$95,235	$150,642	$(25,195)	$220,823

Balance, December 31, 2023	14,101,215	$141	$95,636	$146,388	$(12,251)	$229,914
Net income	—	—	—	4,204	—	4,204
Other comprehensive loss	—	—	—	—	(402)	(402)
Exercise of stock options, net of 423 shares surrendered	60,637	1	704	—	—	705
Restricted stock vesting, net of 141 shares surrendered	2,248	—	(3)	—	—	(3)
Share-based compensation	—	—	132	—	—	132
Balance, March 31, 2024	14,164,100	$142	$96,469	$150,592	$(12,653)	$234,550

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$4,204	$6,304
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	112	117
Right of use asset amortization	304	334
Recovery of credit losses	(776)	(774)
Share-based compensation expense	132	197
Net accretion of securities	(73)	(82)
Fair value adjustment on equity securities	(124)	(89)
Amortization of debt issuance costs	21	21
Net gains on premises and equipment	—	1
Losses on available-for-sale securities	—	202
Deferred tax (benefit) expense	(14)	221
Net increase in cash surrender value of life insurance	—	(100)
Gain on sale of government guaranteed loans	(133)	—
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(300)	60
(Increase) decrease in other assets	(322)	1,181
Decrease in accrued interest payable	(1,610)	(63)
Decrease in other liabilities	(1,246)	(1,519)
Net cash provided by operating activities	$175	$6,011
Cash Flows from Investing Activities
Net decrease in loans	$32,424	$18,236
Proceeds from sale of government guaranteed loans originally classified as held for investment	1,746	—
Proceeds from sale of available-for-sale securities	—	11,511
Proceeds from maturities, calls and principal repayments of available-for-sale securities	10,846	10,272
Proceeds from maturities, calls and principal repayments of held-to-maturity securities	797	856
Net redemptions (purchases) of restricted securities	50	(104)
Net purchases of equity securities	(44)	(386)
Proceeds from sale of premises and equipment	—	50
Purchases of bank premises and equipment	(75)	(400)
Net cash provided by investing activities	$45,744	$40,035
Cash Flows from Financing Activities
Net (decrease) increase in deposits	$(5,610)	$20,902
Net repayment of Federal Home Loan Bank advances	—	(25,500)
Proceeds from Federal Reserve Bank borrowings	23,000	—
Net (repayment) of federal funds purchased	(10,000)	—
Issuance of common stock for share options exercised	705	312
Restricted stock vesting, net of 141 shares surrendered	(3)	-
Net cash provided by (used in) financing activities	$8,092	$(4,286)
Net increase in cash and cash equivalents	$54,011	$41,760
Cash and cash equivalents, beginning of period	99,005	61,599
Cash and cash equivalents, end of period	$153,016	$103,359
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$16,764	$9,027
Supplemental Disclosures of Noncash Transactions
Unrealized (loss) gain on securities available-for-sale	$(481)	$4,469
Right of use asset obtained in exchange for new operating lease liability	—	490

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

Basis of Presentation

The accounting and reporting policies of John Marshall Bancorp, Inc. conform to generally accepted accounting principles in the United States of America (“GAAP”) and reflect practices of the banking industry. The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and with applicable quarterly reporting regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all of the information and notes required by GAAP for complete financial statements. As such, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2023, included in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on March 20, 2024.

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for any other interim period or for the full year. All amounts and disclosures included in this quarterly report as of December 31, 2023, were derived from the Company’s audited consolidated financial statements. Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or shareholders’ equity.

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

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the audited financial statements and notes for the year ended December 31, 2023 and are contained in the

Company's 2023 Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2023.

Note 2— Investment Securities

Available-for-Sale

Each of the securities in the Company’s available-for-sale investment portfolio is either covered by the explicit or implied guarantee of the United States government or one of its agencies or rated investment grade or higher. All available-for-sale securities were current with no securities past due or on nonaccrual as of March 31, 2024 or December 31, 2023.

The following tables summarize the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses at March 31, 2024 and December 31, 2023.

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$38,824	$—	$(1,705)	$37,119
U.S. government and federal agencies	13,879	—	(605)	13,274
Corporate bonds	3,000	—	(351)	2,649
U.S. agency collateralized mortgage obligations	40,136	—	(6,665)	33,471
Tax-exempt municipal	1,380	—	(181)	1,199
Taxable municipal	606	—	(18)	588
U.S. agency mortgage-backed	77,110	—	(6,653)	70,457
Total Available-for-sale Securities	$174,935	$—	$(16,178)	$158,757

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$44,793	$—	$(1,816)	$42,977
U.S. government and federal agencies	13,850	—	(575)	13,275
Corporate bonds	3,000	—	(477)	2,523
U.S. agency collateralized mortgage obligations	40,806	—	(6,496)	34,310
Tax-exempt municipal	1,380	—	(149)	1,231
Taxable municipal	606	—	(19)	587
U.S. agency mortgage-backed	81,255	—	(6,165)	75,090
Total Available-for-sale Securities	$185,690	$—	$(15,697)	$169,993

The Company did not sell or recognize any gain or loss for any securities for the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company sold available-for-sale securities with a total par value of $12.0 million resulting in a gross pre-tax loss of $202 thousand.

Available-for-sale securities having a market value of $68.8 million and $90.3 million at March 31, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and for other purposes required by law. These securities had an amortized cost of $74.0 million and $95.8 million at March 31, 2024 and December 31, 2023, respectively.

The following tables summarize the fair value of securities available-for-sale at March 31, 2024 and December 31, 2023 and the corresponding amounts of gross unrealized losses. Management uses the valuations as of month-end in determining when securities are in an unrealized loss position. Therefore, a security’s market value could have exceeded its amortized cost on other days during the prior twelve-month period.

	March 31, 2024
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$—	$—	$37,119	$(1,705)	$37,119	$(1,705)
U.S. government and federal agencies	—	—	13,274	(605)	13,274	(605)
Corporate bonds	—	—	2,649	(351)	2,649	(351)
U.S. agency collateralized mortgage obligations	—	—	33,471	(6,665)	33,471	(6,665)
Tax-exempt municipal	—	—	1,199	(181)	1,199	(181)
Taxable municipal	—	—	588	(18)	588	(18)
U.S. agency mortgage-backed	—	—	70,457	(6,653)	70,457	(6,653)
Total Available-for-sale Securities	$—	$—	$158,757	$(16,178)	$158,757	$(16,178)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$—	$—	$42,977	$(1,816)	$42,977	$(1,816)
U.S. government and federal agencies	—	—	13,275	(575)	13,275	(575)
Corporate bonds	—	—	2,523	(477)	2,523	(477)
U.S. agency collateralized mortgage obligations	—	—	34,310	(6,496)	34,310	(6,496)
Tax-exempt municipal	—	—	1,231	(149)	1,231	(149)
Taxable municipal	—	—	587	(19)	587	(19)
U.S. agency mortgage-backed	—	—	75,090	(6,165)	75,090	(6,165)
Total Available-for-sale Securities	$—	$—	$169,993	$(15,697)	$169,993	$(15,697)

The Company had 156 and 158 securities in an unrealized loss position for 12 months or longer as of March 31, 2024 and December 31, 2023, respectively. The Company has evaluated available-for-sale securities in an unrealized loss position for credit related impairment at March 31, 2024 and December 31, 2023 and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no allowance for credit losses on available-for-sale securities at March 31, 2024.

The table below summarizes the contractual maturities of our available-for-sale investment securities as of March 31, 2024. Issuers may have the right to call or prepay certain obligations, and as such, the expected maturities of our securities may differ from the scheduled contractual maturities presented below.

	March 31, 2024
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Available-for-sale
Due in one year or less	$22,977	$22,567
Due after one year through five years	39,011	37,075
Due after five years through ten years	51,198	48,114
Due after ten years	61,749	51,001
Total Available-for-sale Securities	$174,935	$158,757

In the prevailing rate environments as of March 31, 2024 and December 31, 2023, the Company’s available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 3.0 years and 3.0 years, respectively.

Held-to-Maturity

Each of the securities in the Company’s held-to-maturity investment portfolio is either covered by the explicit or implied guarantee of the United States government or one of its agencies or rated investment grade or higher. All held-to-maturity securities were current with no securities past due or on nonaccrual as of March 31, 2024 or December 31, 2023.

The following tables summarize the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized losses at March 31, 2024 and December 31, 2023, respectively.

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,001	$—	$(713)	$5,288
U.S. government and federal agencies	35,406	—	(5,343)	30,063
U.S agency collateralized mortgage obligations	19,019	—	(4,168)	14,851
Taxable municipal	6,053	—	(1,132)	4,921
U.S. agency mortgage-backed	28,183	—	(5,311)	22,872
Total Held-to-maturity Securities	$94,662	$—	$(16,667)	$77,995

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,001	$—	$(667)	$5,334
U.S. government and federal agencies	35,434	—	(5,100)	30,334
U.S agency collateralized mortgage obligations	19,395	—	(4,095)	15,300
Taxable municipal	6,057	—	(1,101)	4,956
U.S. agency mortgage-backed	28,618	—	(5,010)	23,608
Total Held-to-maturity Securities	$95,505	$—	$(15,973)	$79,532

Held-to-maturity securities having a market value of $34.4 million and $36.1 million at March 31, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and for other purposes required by law. These securities had an amortized cost of $40.7 million and $42.3 million at March 31, 2024 and December 31, 2023, respectively.

The Company evaluates the credit risk of its held-to-maturity securities on at least a quarterly basis. The Company estimates expected credit losses on held-to-maturity securities on an individual basis based on a probability of default/loss given default methodology primarily using security-level credit ratings. The primary indicators of credit quality for the Company’s held-to-maturity portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The Company’s held-to-maturity securities with credit risk were comprised of municipal bonds and had a credit rating of AA or better as of March 31, 2024. All other held-to-maturity securities are covered by the explicit or implied guarantee of the United States government or one of its agencies. The Company did not have an allowance for credit losses on held-to-maturity securities as of March 31, 2024 or December 31, 2023.

The table below summarizes the contractual maturities of our held-to-maturity investment securities as of March 31, 2024. Issuers may have the right to call or prepay certain obligations and as such, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below.

	March 31, 2024
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	22,160	19,441
Due after five years through ten years	23,460	19,566
Due after ten years	49,042	38,988
Total Held-to-maturity Securities	$94,662	$77,995

In the prevailing rate environments as of March 31, 2024 and December 31, 2023, the Company’s held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 6.5 years and 6.7 years, respectively.

Restricted Securities

The table below summarizes the carrying amount of restricted securities as of March 31, 2024 and December 31, 2023.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Federal Reserve Bank Stock	$3,314	$3,310
Federal Home Loan Bank Stock	1,588	1,642
Community Bankers’ Bank Stock	60	60
Total Restricted Securities	$4,962	$5,012

Equity Securities

The Company held equity securities with readily determinable fair values totaling $3.0 million and $2.8 million at March 31, 2024 and December 31, 2023, respectively. These securities consist of mutual funds held in a trust and were obtained for the purpose of economically hedging changes in the Company’s nonqualified deferred compensation liability. Changes in the fair value of these securities are reflected in earnings. Gains of $124 thousand and $89 thousand were recorded in non-interest income in the Consolidated Statements of Income for the three months ended March 31, 2024 and March 31, 2023, respectively.

Note 3— Loans

The following table presents the composition of the Company’s loan portfolio as of March 31, 2024 and December 31, 2023.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Real Estate Loans:
Commercial	$1,143,472	$1,146,116
Construction and land development	151,476	180,922
Residential	482,254	482,182
Commercial - Non-Real Estate:
Commercial loans	42,908	45,204
Consumer - Non-Real Estate:
Consumer loans	772	560
Total Gross Loans	$1,820,882	$1,854,984
Allowance for loan credit losses	(18,671)	(19,543)
Net deferred loan costs	5,049	4,983
Total net loans	$1,807,260	$1,840,424

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

Note 4— Allowance for Loan Credit Losses

The following tables present the activity in the allowance for loan credit losses for the three months ended March 31, 2024 and March 31, 2023.

	March 31, 2024
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Total
Beginning balance, December 31, 2023	$12,841	$1,787	$4,323	$495	$97	$19,543
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	1	—	1
Provision for (recovery of) credit losses	(119)	(502)	(140)	(19)	(93)	(873)
Ending balance, March 31, 2024	$12,722	$1,285	$4,183	$477	$4	$18,671

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

There were no collateral dependent or individually evaluated loans as of March 31, 2024 or December 31, 2023.

Delinquency Information

The following tables present a summary of past due and nonaccrual loans by segment as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$1,143,472	$1,143,472	$—	$—
Construction and land development	—	—	—	—	151,476	151,476	—	—
Residential	—	—	—	—	482,254	482,254	—	—
Commercial	—	—	—	—	42,908	42,908	—	—
Consumer	—	—	—	—	772	772	—	—
Total Loans	$—	$—	$—	$—	$1,820,882	$1,820,882	$—	$—

	December 31, 2023
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$1,146,116	$1,146,116	$—	$—
Construction and land development	—	—	—	—	180,922	180,922	—	—
Residential	—	—	—	—	482,182	482,182	—	—
Commercial	—	—	—	—	45,204	45,204	—	—
Consumer	—	—	—	—	560	560	—	—
Total Loans	$—	$—	$—	$—	$1,854,984	$1,854,984	$—	$—

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

Internal
Days Past Due	Risk Rating
0 - 29 days	Pass
30-59 days	Special Mention
60-89 days	Substandard
90-119 days	Doubtful
120+ days	Loss

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of March 31, 2024.

	Term Loans by Year of Origination
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Real Estate Loans - Commercial
Pass	$2,003	$67,539	$318,376	$208,036	$124,290	$406,721	$3,405	$1,130,370
Special mention	—	—	13,102	—	—	—	—	13,102
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Commercial	$2,003	$67,539	$331,478	$208,036	$124,290	$406,721	$3,405	$1,143,472

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Construction and land development
Pass	$9,810	$49,617	$37,101	$15,565	$5,804	$7,040	$24,419	$149,356
Special mention	—	—	—	—	—	2,120	—	2,120
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Construction and land development	$9,810	$49,617	$37,101	$15,565	$5,804	$9,160	$24,419	$151,476

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Residential
Pass	$6,627	$81,655	$114,125	$130,588	$86,610	$44,948	$17,701	$482,254
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Residential	$6,627	$81,655	$114,125	$130,588	$86,610	$44,948	$17,701	$482,254

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$3,075	$5,891	$6,587	$1,810	$2,373	$8,152	$15,020	$42,908
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial Loans	$3,075	$5,891	$6,587	$1,810	$2,373	$8,152	$15,020	$42,908

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Pass	$526	$184	$4	$23	$—	$6	$29	$772
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer Loans	$526	$184	$4	$23	$—	$6	$29	$772

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Modifications with Borrowers Experiencing Financial Difficulty

The allowance for loan credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination. The starting point for the estimate of the allowance for loan credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. As part of the Company’s loan modification program to borrowers experiencing financial difficulty, the Company may provide concessions to minimize the economic loss and improve long-term loan performance and collectability. The Company did not make any loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and March 31, 2023.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $717 thousand and $620 thousand at March 31, 2024 and December 31, 2023, respectively, is separately classified within Other Liabilities on the Consolidated Balance Sheets.  The provision for credit losses recorded during the three months ended March 31, 2024 was primarily due to an increase in unfunded commitments.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2024 and March 31, 2023.

Allowance for Credit Losses
(Dollars in thousands)	Unfunded Commitments
Beginning balance, December 31, 2023	$620
Provision for credit losses	97
Ending balance, March 31, 2024	$717

Allowance for Credit Losses
(Dollars in thousands)	Unfunded Commitments
Beginning balance, December 31, 2022	$303
Adjustment to allowance for unfunded commitments for adoption of ASC 326	737
Provision for (recovery of) credit losses	(19)
Ending balance, March 31, 2023	$1,021

Note 5— Derivatives

The Company enters into interest rate swap agreements (“swaps”) with commercial loan customers to provide a facility for customers to manage their interest rate risk. These swaps are matched in exact offsetting terms with swaps that the Company enters into with an independent third party. These swaps qualify as derivatives, but are not designated as hedging instruments.

The following tables summarize the Company’s swaps at March 31, 2024 and December 31, 2023.

	March 31, 2024
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$19,297	$1,026	3.4 years	6.31%	4.08%
Pay variable/receive fixed swaps	19,297	(1,026)	3.4 years	4.08%	6.31%
Total interest rate swap agreements	$38,594	$—	3.4 years	5.20%	5.20%

	December 31, 2023
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$19,444	$846	3.2 years	5.87%	3.39%
Pay variable/receive fixed swaps	19,444	(846)	3.2 years	3.39%	5.87%
Total interest rate swap agreements	$38,888	$—	3.2 years	4.63%	4.63%

The estimated fair value of the swaps at March 31, 2024 and December 31, 2023 were recorded in other assets and liabilities in the Consolidated Balance Sheets. The associated net gains and losses on the swaps are recorded in other income in the Consolidated Statements of Income.

Note 6— Deposits and Borrowings

The following tables show the components of the Company’s funding sources.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Deposits:
Non-interest bearing demand deposits(1)	$404,669	$411,374
Interest-bearing demand deposits(1)	644,580	607,971
Savings deposits	50,664	52,061
Time deposits(2)	801,077	835,194
Total Deposits	$1,900,990	$1,906,600
(1)	Overdraft demand deposits reclassified to loans totaled $1 thousand at both March 31, 2024 and December 31, 2023.
(2)	The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was $356.8 million and $359.3 million at March 30, 2024 and December 31, 2023, respectively.

			March 31, 2024	December 31, 2023
(Dollars in thousands)	Stated Interest Rate	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Short-term Debt:
Federal Reserve Bank borrowings	4.76%	4.76%	$77,000	54,000
Total Short-term Debt			$77,000	54,000
Long-term Debt:
Subordinated debt	5.25%	5.25%	$24,729	$24,708
Total Long-term Debt			$24,729	$24,708

The Company obtains certain deposits through the efforts of third-party brokers. Brokered deposits totaled $306.1 million and $320.6 million at March 31, 2024 and December 31, 2023, respectively, and were included primarily in time deposits on the Company’s Consolidated Balance Sheets. At March 31, 2024, there were no depositors that represented 5% or more of the Company’s total deposits.

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

The Company from time to time uses FHLB advances as a source of funding and to manage interest rate risk. FHLB advances are secured by a blanket floating lien on all real estate mortgage loans secured by 1-to-4 family residential, multi-family and commercial real estate properties. At March 31, 2024, the Company did not have any outstanding FHLB advances. Available borrowing capacity based on collateral value amounted to approximately $452.8 million as of March 31, 2024.

The Company also has the capacity to borrow up to $111.9 million at the Federal Reserve discount window of which $0 had been drawn upon at March 31, 2024. The Bank had loans pledged at the Federal Reserve discount window totaling $138.9 million as of March 31, 2024.

On March 12, 2023, the Federal Reserve Bank of Richmond (“Reserve Bank”) made available the Bank Term Funding Program (“BTFP”), which enhances the ability of banks to borrow against the par value of certain high-quality, unencumbered investments. In January 2024, the Company refinanced its $54.0 million advance and advanced an additional $23.0 million from the BTFP.  The $77 million BTFP advance has a term of one year, bears interest at a fixed rate of 4.76% and can be prepaid without penalty prior to maturity.  At March 31, 2024, the Company had pledged as collateral for the BTFP advance investment securities with an amortized cost and fair value of $77.9 million and $62.6 million, respectively.

The Company also has federal funds lines of credit with correspondent banks available for overnight borrowing of $110.0 million, of which $0 had been drawn upon at March 31, 2024.

The following table shows the carrying amount of the Company’s time deposits by contractual maturity as of March 31, 2024.

(Dollars in thousands)	March 31, 2024
2024	$443,700
2025	241,722
2026	89,284
2027	25,292
2028	549
Thereafter	530
Total	$801,077

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

The following table summarizes the contract or notional amount of the Company’s exposure to off-balance sheet risk as of March 31, 2024 and December 31, 2023.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Commitments to extend credit	$258,684	$235,560
Standby letters of credit	$16,351	$16,329

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

Loan Servicing Rights

Under the U.S Small Business Administration (“SBA”) 7(a) program, the Bank can sell in the secondary market the guaranteed portion of its SBA 7(a) loans and retain the related unguaranteed portion of these loans, as well as the servicing on such loans, for which it is paid a fee. The loan servicing spread is generally a minimum of 1.00% on all SBA 7(a) loans. The Company generally offers SBA 7(a) loans within a range of $50,000 to $2.0 million. The Company holds rights to service the guaranteed portion of SBA loans sold in the secondary market. Loan servicing rights are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with the servicing rights retained. Loan servicing rights are amortized to servicing income on loans sold approximately in proportion to and over the period of estimated net servicing income. The value of loan servicing rights at the date of the sale of loans is estimated based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and expected prepayment rates on the underlying loans. The estimated fair value is periodically evaluated for impairment by comparing actual cash flows and estimated future cash flows from the loan servicing assets to those estimated at the time that the loan servicing assets were originated. Fair values are estimated using expected future discounted cash flows based on current market rates of interest. For purposes of measuring impairment, the loan servicing rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies its capitalized loan servicing rights based on product type and term of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the loan servicing rights exceeds their fair value. Impairment, if deemed temporary, is recognized through a valuation allowance to the extent that fair value is less than the recorded amount. Under the SBA 7(a) program, the loans carry an SBA guaranty for up to 85% of the loan. Typical maturities for this type of loan vary but can be up to ten years. SBA 7(a) loans are fixed or adjustable rate loans based on the Prime Rate.

At March 31, 2024, the Bank’s SBA 7(a) loan servicing portfolio, which is not included in the Company’s consolidated financial statements, totaled $2.8 million. At March 31, 2024, SBA servicing rights of $47 thousand were recorded in other assets in the Consolidated Balance Sheets. The SBA servicing rights' fair values were estimated using discounted cash flow analyses with an average discount rate of 11.32% and average conditional prepayment rates of 12.16%. There was no valuation allowance on loan servicing rights at March 31, 2024.

The following tables summarize the fair value of assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

		Fair Value Measurements at March 31, 2024 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$37,119	$—	$37,119	$—
U.S. government and federal agencies	13,274	—	13,274	—
Corporate bonds	2,649	—	2,649	—
U.S. agency collateralized mortgage obligations	33,471	—	33,471	—
Tax-exempt municipal	1,199	—	1,199	—
Taxable municipal	588	—	588	—
U.S. agency mortgage-backed	70,457	—	70,457	—
Equity securities, at fair value	2,960	2,960	—	—
Interest rate swap agreements	1,026	—	1,026	—
Loan servicing rights	47	—	—	47
Total assets at fair value	$162,790	$2,960	$159,783	$47

Liabilities:
Interest rate swap agreements	$1,026	$—	$1,026	$—
Total liabilities at fair value	$1,026	$—	$1,026	$—

		Fair Value Measurements at December 31, 2023 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$42,977	$—	$42,977	$—
U.S. government and federal agencies	13,275	—	13,275	—
Corporate bonds	2,523	—	2,523	—
U.S. agency collateralized mortgage obligations	34,310	—	34,310	—
Tax-exempt municipal	1,231	—	1,231	—
Taxable municipal	587	—	587	—
U.S. agency mortgage-backed	75,090	—	75,090	—
Equity securities, at fair value	2,792	2,792	—	—
Interest rate swap agreement	846	—	846	—
Loan servicing rights	22	—	—	22
Total assets at fair value	$173,653	$2,792	$170,839	$22

Liabilities:
Interest rate swap agreement	$846	$—	$846	$—
Total liabilities at fair value	$846	$—	$846	$—

Assets Measured at Fair Value on a Non-recurring Basis

Under certain circumstances, the Company makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a non-recurring basis in the financial statements:

Collateral Dependent Loans

In accordance with ASC 326, loans that do not share risk characteristics are evaluated on an individual basis. The Company designates individually evaluated loans on nonaccrual status as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk and loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. The measurement of loss associated with collateral dependent loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if an appraisal of the property is more than one-year-old and not solely based on observable market comparables, or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income. The Company had no collateral dependent loans with a recorded reserve as of March 31, 2024 or December 31, 2023.

Other Real Estate Owned (“OREO”)

OREO is carried at the lower of cost or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value using observable market data, the Company records the property as Level 2. When an appraised value using observable market data is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the property as Level 3 valuation. Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The Company had no OREO as of March 31, 2024 or December 31, 2023.

The following tables present the carrying value and estimated fair value, including the level within the fair value hierarchy, of the Company’s financial instruments as of  March 31, 2024 or December 31, 2023.

		Fair Value Measurements at March 31, 2024 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	March 31, 2024	(Level 1)	(Level 2)	(Level 3)	March 31, 2024
Assets:
Cash and cash equivalents	$153,016	$153,016	$—	$—	$153,016
Securities:
Available-for-sale	158,757	—	158,757	—	158,757
Held-to-maturity	94,662	—	77,995	—	77,995
Equity securities, at fair value	2,960	2,960	—	—	2,960
Restricted securities, at cost	4,962	—	4,962	—	4,962
Loans, net	1,807,260	—	—	1,671,566	1,671,566
Interest rate swap agreements	1,026	—	1,026	—	1,026
Loan servicing rights	47	—	—	47	47
Accrued interest receivable	6,410	—	6,410	—	6,410
Liabilities:
Deposits	$1,900,990	$—	$1,900,160	$—	$1,900,160
Federal Reserve Bank borrowings	77,000	—	77,000	—	77,000
Subordinated debt	24,729	—	—	21,681	21,681
Interest rate swap agreements	1,026	—	1,026	—	1,026
Accrued interest payable	2,949	—	2,949	—	2,949

		Fair Value Measurements at December 31, 2023 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)	December 31, 2023
Assets:
Cash and cash equivalents	$99,005	$99,005	$—	$—	$99,005
Securities:
Available-for-sale	169,993	—	169,993	—	169,993
Held-to-maturity	95,505	—	79,532	—	79,532
Equity securities, at fair value	2,792	2,792	—	—	2,792
Restricted securities, at cost	5,012	—	5,012	—	5,012
Loans, net	1,840,424	—	—	1,730,205	1,730,205
Interest rate swap agreement	846	—	846	—	846
Loan servicing rights	22	—	—	22	22
Accrued interest receivable	6,110	—	6,110	—	6,110
Liabilities:
Deposits	$1,906,600	$—	$1,906,835	$—	$1,906,835
Federal Reserve Bank borrowings	54,000		54,000		54,000
Federal funds purchased	10,000	—	10,000	—	10,000
Subordinated debt	24,708	—	—	21,873	21,873
Interest rate swap agreement	846	—	846	—	846
Accrued interest payable	4,559	—	4,559	—	4,559

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

The following table summarizes the computation of earnings per share for the three months ended March 31, 2024 and March 31, 2023.

	Three months ended
	March 31,
	2024	2023
Earnings per common share - basic:
Income available to common shareholders (in thousands):
Net income	$4,204	$6,304
Less: Income attributable to unvested restricted stock awards	(14)	(23)
Net income available to common shareholders	$4,190	$6,281

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,176,570	14,117,981
Less: Unvested restricted stock	(45,584)	(50,934)
Weighted-average common shares outstanding - basic	14,130,986	14,067,047

Earnings per common share - basic	$0.30	$0.45

Earnings per common share - diluted:
Income available to common shareholders (in thousands):
Net income	$4,204	$6,304
Less: Income attributable to unvested restricted stock awards	(14)	(23)
Net income available to common shareholders	$4,190	$6,281

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,176,570	14,117,981
Less: Unvested restricted stock	(45,584)	(50,934)
Plus: Effect of dilutive options	50,268	89,677
Weighted-average common shares outstanding - diluted	14,181,254	14,156,724

Earnings per common share - diluted	$0.30	$0.44

Outstanding options to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. All stock options outstanding as of March 31, 2024 and March 31, 2023 were included in computing diluted earnings per share for the three months ended March 31, 2024 and March 31, 2023, respectively, as none had anti-dilutive effects.

Note 10— Stock Based Compensation Plan

The Company’s share-based compensation plan, approved by stockholders and effective April 28, 2015 (the “2015 Plan”), provides for the grant of share-based awards in the form of incentive stock options, non-incentive stock options, restricted stock and restricted stock units to directors and employees. The Company has reserved 976,211 shares of voting common stock for issuance under the 2015 Plan, which will remain in effect until April 28, 2025. The Company’s Compensation Committee administers the 2015 Plan and has the authority to determine the terms and conditions of each award thereunder. As of March 31, 2024, 277,529 shares are available to grant in future periods under the 2015 Plan.

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

The table below provides a summary of the stock options activity for the three months ended March 31, 2024.

	March 31, 2024
		Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price	Value
Outstanding at January 1, 2024	162,147	$11.77
Granted	—	—
Exercised	(60,637)	11.77
Forfeited or expired	—	—
Outstanding at March 31, 2024	101,510	11.77	$623,959
Exercisable March 31, 2024	101,510	$11.77	$623,959

The aggregate intrinsic value of stock options in the table above represents the total amount by which the current market value of the underlying stock exceeds the exercise price of the option that would have been received by the Company had all option holders exercised their options on March 31, 2024. The intrinsic value of options exercised was $455 thousand for the three months ended March 31, 2024 and $363 thousand for the three months ended March 31, 2023. These amounts and the intrinsic values noted in the table above change based on changes in the market value of the Company’s voting common stock.

The table below provides a summary of the stock options outstanding and exercisable as of March 31, 2024.

	March 31, 2024
	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Number	Contractual Life	Number	Contractual Life
Exercise Prices	Outstanding	in Years	Exercisable	in Years
$11.01 - $12.00	100,448	1.08	100,448	1.08
$12.01 - $13.00	1,062	0.73	1,062	0.73
Total	101,510	1.07	101,510	1.07

There were no options granted during the three months ended March 31, 2024 or March 31, 2023.

The Company did not record any share-based compensation expense applicable to the Company’s share-based compensation plans for stock options during the three months ended March 31, 2024 or March 31, 2023.

The Company does not have any unrecognized share-based compensation expense related to nonvested options as of March 31, 2024.

The table below provides a summary of the restricted stock awards granted under the 2015 plan for the three months ended March 31, 2024.

	March 31, 2024
		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at January 1, 2024	47,318	$23.12
Granted	1,000	17.63
Vested	(2,389)	15.79
Forfeited	—	—
Nonvested at March 31, 2024	45,929	23.38

Compensation expense for restricted stock grants is recognized over the vesting period of the awards based on the fair value of the Company’s voting common stock at issue date. The fair value of the stock was determined using the closing stock price on the day of grant. The restricted stock grants vest over two to five years. The Company did not award any restricted stock grants during the three months ended March 31, 2023.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $132 thousand and $197 thousand for the three months ended March 31, 2024 and March 31, 2023, respectively. The total fair value of the shares, which vested during the three months ended March 31, 2024 and March 31, 2023, was $48 thousand and $139 thousand, respectively.

Unrecognized share-based compensation expense related to nonvested restricted stock grants amounted to $922 thousand as of March 31, 2024. This amount is expected to be recognized over a weighted-average period of 1.8 years.

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

The Bank is subject to capital adequacy standards adopted by the Federal Reserve, including the capital rules that implemented the Basel III regulatory capital reforms developed by the Basel Committee on Banking Supervision. Failure to meet minimum capital requirements can initiate certain mandatory – possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that the Bank met all capital adequacy requirements to which it was subject as of March 31, 2024 and December 31, 2023.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, common equity Tier 1 to risk-weighted assets, and Tier 1 capital to average assets.

In addition to the minimum regulatory capital required for capital adequacy purposes, the Bank is required to maintain a minimum capital conservation buffer above those minimums in the form of common equity. The capital conservation buffer, which was phased in ratably over a four year period beginning January 1, 2016, is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. The capital conservation buffer was 2.5% at March 31, 2024, and is applicable for the common equity Tier 1, Tier 1, and total capital ratios.

As of March 31, 2024, the most recent notification from the Reserve Bank categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institution must maintain minimum total risk-based, common equity Tier 1, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The table below provides a summary of the Bank’s capital ratios as of March 31, 2024 and December 31, 2023.

					Minimum To Be Well Capitalized
	Actual		Minimum Capital Requirement(1)		Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024
Total capital (to risk weighted assets)	$286,038	16.1%	$186,320	10.5%	$177,447	10.0%
Tier 1 capital (to risk weighted assets)	267,795	15.1%	150,830	8.5%	141,958	8.0%
Common equity tier 1 capital (to risk weighted assets)	267,795	15.1%	124,213	7.0%	115,341	6.5%
Tier 1 capital (to average assets)	267,795	11.8%	90,500	4.0%	113,125	5.0%

As of December 31, 2023
Total capital (to risk weighted assets)	$282,082	15.7%	$188,448	10.5%	$179,475	10.0%
Tier 1 capital (to risk weighted assets)	263,637	14.7%	152,553	8.5%	143,580	8.0%
Common equity tier 1 capital (to risk weighted assets)	263,637	14.7%	125,632	7.0%	116,658	6.5%
Tier 1 capital (to average assets)	263,637	11.6%	91,163	4.0%	113,954	5.0%

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

The following table shows the components of non-interest income for the three months ended March 31, 2024 and March 31, 2023.

	Three months ended
	March 31,
(Dollars in thousands)	2024	2023
Service charges on deposit accounts (1)
Overdrawn account fees	$21	$14
Account service fees	67	58
Other service charges and fees (1)
Interchange income	88	99
Other charges and fees	61	104
Bank owned life insurance	—	100
Losses on sale of available-for-sale securities	—	(202)
Insurance commissions (1)	252	206
Gain on sale of government guaranteed loans	133	—
Non-qualified deferred compensation plan asset gains (losses), net	124	89
Other income (2)	72	98
Total non-interest income	$818	$566
(1)	Income within the scope of ASC 606.
(2)

Includes other operating income within the scope of ASC 606 amounting to $9 thousand and $8 thousand for the three months ended March 31, 2024 and March 31, 2023, respectively. Includes other operating income of $64 thousand and $91 thousand related to swap fee income on a back-to-back loan swaps for the three months ended March 31, 2024 and March 31, 2023, respectively, which is outside the scope of ASC 606.

As previously disclosed, the Company surrendered all of its Bank Owned Life Insurance (“BOLI”) policies in July 2023.

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

Note 13— Other Operating Expenses

The following table shows the components of other operating expenses for the three months ended March 31, 2024 and March 31, 2023.

	Three months ended
	March 31,
(Dollars in thousands)	2024	2023
Advertising expense	$97	$77
Data processing	527	434
FDIC insurance	260	213
Professional fees	286	158
State franchise tax	570	577
Director costs	211	255
Other operating expenses	415	378
Total other operating expenses	$2,366	$2,092

Note 14— Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax for the three months ended March 31, 2024 and March 31, 2023.

	March 31, 2024
		Unrealized Gains on
		Securities Transferred from
	Unrealized (Loss) on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive (Loss)
Beginning balance, January 1, 2024	$(12,400)	$149	$(12,251)
Net change during the period	(380)	(22)	(402)
Ending Balance, March 31, 2024	$(12,780)	$127	$(12,653)

	March 31, 2023
		Unrealized Gains on
		Securities Transferred from
	Unrealized Gain on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive (Loss)
Beginning balance, January 1, 2023	$(28,942)	$245	$(28,697)
Net change during the period	3,529	(27)	3,502
Ending Balance, March 31, 2023	$(25,413)	$218	$(25,195)

The Company did not have any items reclassified out of accumulated other comprehensive income (loss) to net income during the three months ended March 31, 2024. Items reclassified out of accumulated other comprehensive income (loss) to net income during the three months ended March 31, 2023 consisted of losses on securities classified as available-for-sale. The losses on these transactions totaled $202 thousand and the related tax benefit was $42 thousand. Losses are included in the “Losses on sale of available-for-sale securities” line item and the related tax is presented in the “Income tax expense” line item in the Consolidated Statements of Income.

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

Use of Non-GAAP Financial Measures

This discussion and analysis contains financial information determined by methods other than in accordance with GAAP. Management believes that the supplemental non-GAAP information provides a better comparison of period-to-period operating performance. Additionally, the Company believes this information is utilized by regulators and market analysts to evaluate a company’s financial condition and therefore, such information is useful to investors. Non-GAAP measures used in this report consist of tax-equivalent net interest income and tax-equivalent net interest margin.

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

Cautionary Note on Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. These forward-looking statements are based on our beliefs and assumptions and on the information available to us at the time that these disclosures were prepared, and involve known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Should any known or unknown risks and uncertainties develop into actual events, those developments could have material adverse effects on our business, financial condition and results of operations. Factors that could have a material adverse effect on the operations of the Company and the Bank include, but are not limited to, the following:

●	the concentration of our business in the Washington, D.C. metropolitan area and the effect of changes in the economic, political and environmental conditions on this market;
●	adequacy of our allowance for loan credit losses, allowance for unfunded commitments credit losses, and allowance for credit losses associated with our held-to-maturity and available-for-sale securities portfolios;
●	deterioration of our asset quality;
●	future performance of our loan portfolio with respect to recently originated loans;
●	the level of prepayments on loans and mortgage-backed securities;
●	liquidity, interest rate and operational risks associated with our business;
●	changes in our financial condition or results of operations that reduce capital;
●	our ability to maintain existing deposit relationships or attract new deposit relationships;
●	changes in consumer spending, borrowing and savings habits;
●	inflation and changes in interest rates that may reduce our margins or reduce the fair value of financial instruments;
●	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve;
●	additional risks related to new lines of business, products, product enhancements or services;
●	increased competition with other financial institutions and fintech companies;
●	adverse changes in the securities markets;
●	changes in the financial condition or future prospects of issuers of securities that we own;
●	our ability to maintain an effective risk management framework;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory structure and in regulatory fees and capital requirements;
●	compliance with legislative or regulatory requirements;
●	results of examination of us by our regulators, including the possibility that our regulators may require us to increase our allowance for credit losses or to write-down assets or take similar actions;
●	potential claims, damages, and fines related to litigation or government actions;
●	the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;
●	geopolitical conditions, including acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, negatively impacting business and economic conditions in the U.S. and abroad;
●	the effects of weather-related or natural disasters, which may negatively affect our operations and/or our loan portfolio and increase our cost of conducting business;
●	public health events (such as the COVID-19 pandemic) and governmental and societal responses thereto;
●	technological risks and developments, and cyber threats, attacks, or events;
●	the additional requirements of being a public company;
●	changes in accounting policies and practices;
●	our ability to successfully capitalize on growth opportunities;
●	our ability to retain key employees;
●	deteriorating economic conditions, either nationally or in our market area, including higher unemployment and lower real estate values;
●	implications of our status as a smaller reporting company and as an emerging growth company; and
●	other factors discussed in Item 1A. Risk Factors in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on March 20, 2024.

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

As with most community banks, the Bank derives a significant portion of its income from interest received on loans and investments. The Bank’s primary source of funding is deposits, both interest-bearing and non-interest-bearing. To account for credit risk inherent in all loans, the Bank maintains an allowance for loan credit losses to absorb lifetime losses on existing loans. The Bank establishes and maintains this allowance by recording a provision for credit losses against earnings. In addition to net interest income, the Bank also generates income through service charges on deposits, insurance commission income, income from bank owned life insurance, merchant services fee income, swap fee income and gain on sale of the guaranteed portion of SBA 7(a) loans. In order to maintain its operations, the Bank incurs various operating expenses which are further described within the “Results of Operations” later in this section.

As of March 31, 2024, the Company had total consolidated assets of $2.25 billion, total loans net of unearned income of $1.82 billion, total deposits of $1.90 billion and total shareholders’ equity of $234.5 million.

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

Our most significant accounting policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to our audited financial statements for the year ended December 31, 2023, included in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on March 20, 2024.

Selected Financial Data

The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of March 31, 2024 and March 31, 2023 and the selected income statement data for the three months ended March 31, 2024 and March 31, 2023 have been derived from our consolidated financial statements.

	As of or for the Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2024	March 31, 2023
Balance Sheet Data:
Loans, net of unearned income	$1,825,931	$1,771,272
Allowance for loan credit losses	18,671	21,619
Total assets	2,251,837	2,351,307
Deposits	1,900,990	2,088,642
Shareholders’ equity	234,550	220,823
Asset Quality Data:
Net (charge-offs) recoveries to average total loans, net of unearned income	0.00%	0.00%
Allowance for loan credit losses to nonperforming loans	NM	NM
Allowance for loan credit losses to total gross loans net of unearned income	1.02%	1.22%
Non-performing assets to total assets	0.00%	0.00%
Non-performing loans to total loans	0.00%	0.00%
Capital Ratios (Bank level):
Equity-to-total assets ratio	11.3%	10.3%
Total risk-based capital ratio	16.1%	16.1%
Tier 1 risk-based capital ratio	15.1%	14.9%
Common equity tier 1 ratio	15.1%	14.9%
Leverage ratio	11.8%	11.5%
Income Statement Data:
Interest and dividend income	$26,919	$23,453
Interest expense	15,175	8,984
Net interest income	$11,744	$14,469
Provision for (recovery of) credit losses	(776)	(774)
Non-interest income	818	566
Non-interest expense	7,924	7,770
Income before taxes	$5,414	$8,039
Income tax expense	1,210	1,735
Net income	$4,204	$6,304
Per Share Data and Shares Outstanding:
Weighted average common shares (basic)	14,130,986	14,067,047
Weighted average common shares (diluted)	14,181,254	14,156,724
Common shares outstanding	14,209,606	14,125,208
Earnings per share, basic	$0.30	$0.45
Earnings per share, diluted	$0.30	$0.44
Book value per share	$16.51	$15.63
Performance Ratios:
Return on average assets ("ROAA")(1)	0.75%	1.10%
Return on average equity ("ROAE")(2)	7.23%	11.83%
Tax-equivalent net interest margin (Non-GAAP)(3)	2.11%	2.57%
Non-interest expense to average assets (4)	1.41%	1.35%
Efficiency ratio(5)	63.1%	51.7%

NM – Not meaningful

(1)	ROAA is calculated by dividing year-to-date net income annualized by year-to-date average assets.
(2)	ROAE is calculated by dividing year-to-date net income annualized by year-to-date average equity.
(3)	Tax-equivalent net interest margin for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(4)	Non-interest expense to average assets is calculated by dividing year-to-date annualized non-interest expense by year-to-date average assets.

(5)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

Results of Operations – Three Months Ended March 31, 2024 and March 31, 2023

Overview

The Company reported net income of $4.2 million for the three months ended March 31, 2024, a decrease of $2.1 million when compared to the three months ended March 31, 2023. Diluted earnings per share were $0.30 compared to diluted earnings per share of $0.44 for the three months ended March 31, 2023.

Net Interest Income and Net Interest Margin

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the three months ended March 31, 2024 and March 31, 2023.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

	March 31, 2024			March 31, 2023
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$269,380	$1,351	2.02%	$459,817	$2,326	2.05%
Tax-exempt(1)	1,380	11	3.21%	3,437	24	2.83%
Total securities	$270,760	$1,362	2.02%	$463,254	$2,350	2.06%
Loans, net of unearned income(2):
Taxable	1,813,528	23,458	5.20%	1,744,347	20,194	4.70%
Tax-exempt(1)	22,438	209	3.75%	28,575	292	4.14%
Total loans, net of unearned income	$1,835,966	$23,667	5.18%	$1,772,922	$20,486	4.69%
Interest-bearing deposits in other banks	$140,894	$1,936	5.53%	$59,501	$683	4.66%
Total interest-earning assets	$2,247,620	$26,965	4.83%	$2,295,677	$23,519	4.15%
Total non-interest earning assets	16,924			39,018
Total assets	$2,264,544			$2,334,695
Liabilities & Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$313,478	$2,199	2.82%	$258,492	$762	1.20%
Money market accounts	324,753	2,576	3.19%	429,073	2,475	2.34%
Savings accounts	53,064	175	1.33%	87,640	245	1.13%
Time deposits	808,845	8,981	4.47%	814,472	5,077	2.53%
Total interest-bearing deposits	$1,500,140	$13,931	3.73%	$1,589,677	$8,559	2.18%
Federal funds purchased	110	2	7.31%	789	9	4.63%
Subordinated debt, net	24,716	349	5.68%	24,632	349	5.75%
Federal Reserve Bank borrowings	75,231	893	4.77%	—	—	NM
Other borrowed funds	—	—	NM	6,033	67	4.50%
Total interest-bearing liabilities	$1,600,197	$15,175	3.81%	$1,621,131	$8,984	2.25%
Demand deposits	414,033			476,462
Other liabilities	16,362			16,820
Total liabilities	$2,030,592			$2,114,413
Shareholders’ equity	$233,952			$220,282
Total liabilities and shareholders’ equity	$2,264,544			$2,334,695
Net interest spread			1.02%			1.90%
Tax-equivalent net interest income and margin (Non-GAAP)		$11,790	2.11%		14,535	2.57%

(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)	The Company did not have any loans on nonaccrual as of March 31, 2024 or March 31, 2023.

Tax-equivalent net interest margin as presented above is calculated by dividing tax-equivalent net interest income by total average earning assets. Net interest income, on a tax-equivalent basis, is a financial measure that the Company believes provides a more accurate picture of the interest margin for comparative purposes. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The following table, “Tax-Equivalent Net Interest Income,” reconciles net interest income to tax-equivalent net interest income, which is a non-GAAP measure.

Tax-Equivalent Net Interest Income

	Three months ended
	March 31,
(Dollars in thousands)	2024	2023
GAAP Financial Measurements:
Interest Income - Loans	$23,623	$20,425
Interest Income - Securities and Other Interest-Earning Assets	3,296	3,028
Interest Expense - Deposits	13,931	8,559
Interest Expense - Borrowings	1,244	425
Total Net Interest Income (GAAP)	$11,744	$14,469

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	44	61
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	2	5
Total Tax Benefit on Tax-Exempt Interest Income (1)	$46	$66
Tax-Equivalent Net Interest Income (Non-GAAP)	$11,790	$14,535

(1)Tax benefit was calculated using the federal statutory tax rate of 21%.

Net interest income decreased $2.7 million or 18.9% on a fully tax-equivalent basis for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease in net interest income was driven by the increase in the costs of interest-bearing liabilities outpacing the increase in yield on interest-earning assets.

On a fully tax-equivalent basis, the net interest margin was 2.11% for the three months ended March 31, 2024, compared to 2.57% for the three months ended March 31, 2023. The decrease in net interest margin was primarily due to an increase in the cost of interest-bearing liabilities, which more than offset the increase in yields on loans, investments, and interest-bearing deposits in other banks. The cost of interest-bearing liabilities was 3.81% for the first quarter of 2024 compared to 2.25% for the same quarter of the prior year.  The increase in the cost of interest-bearing liabilities was primarily due to a 1.55% increase in the cost of interest-bearing deposits resulting from the repricing of the Company’s time deposits coupled with an increase in rates offered on money market, NOW and savings deposit accounts since the first quarter of 2023. The increase in the overall cost of interest-bearing liabilities in the first quarter of 2024 relative to the same period of the prior year is largely due to Federal Reserve Bank rate increases totaling 5.25% between March 2022 and July 2023.

The loan portfolio’s yield for the three months ended March 31, 2024 was 5.18% compared to 4.69% for the three months ended March 31, 2023. The increase of 0.49% was primarily attributable to an increase in yield on the Company’s variable rate loans as a result of an increase in interest rates subsequent to March 31, 2023 coupled with a higher weighted average yield on loans originated since the first quarter of 2023.

The yield on interest-bearing deposits due from banks for the three months ended March 31, 2024 was 5.53% compared to 4.66% for the three months ended March 31, 2023. The increase of 0.87% was primarily due to a higher federal funds rate during the three months ended March, 2024 when compared to the same period of 2023.

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

Rate/Volume Analysis

	For the Three Months Ended March 31,
	2024 and 2023
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$(957)	$(18)	$(975)
Tax-exempt(1)	(17)	4	(13)
Total securities	$(974)	$(14)	$(988)
Loans, net of unearned income:
Taxable	895	2,369	3,264
Tax-exempt(1)	(58)	(25)	(83)
Total loans, net of unearned income(2)	$837	$2,344	$3,181
Interest-bearing deposits in other banks	$1,113	$140	$1,253
Total interest-earning assets	$976	$2,470	$3,446
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$611	$826	$1,437
Money market accounts	(874)	975	101
Savings accounts	(115)	45	(70)
Time deposits	(84)	3,988	3,904
Total interest-bearing deposits	$(462)	$5,834	$5,372
Federal funds purchased	(7)	—	(7)
Subordinated debt	1	(1)	—
Other borrowed funds	819	7	826
Total interest-bearing liabilities	$351	$5,840	$6,191
Change in tax-equivalent net interest income (Non-GAAP)	$625	$(3,370)	$(2,745)
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

(2)The Company did not have any loans on nonaccrual as of March 31, 2024 or March 31, 2023.

Interest Income

Interest income increased by $3.4 million or 14.7% to $27.0 million on a fully tax-equivalent basis for the three months ended March 31, 2024 compared to $23.5 million for the three months ended March 31, 2023, driven by both an increase in rates and volume on interest-earning assets. The increase in rate on interest-earning assets was primarily attributable to the Company’s loan portfolio and interest-bearing deposits due from banks. The increase in volume of average interest-earning assets was primarily attributable to interest-bearing deposits due from banks and the Company’s loan portfolio.

Fully tax-equivalent interest income on loans increased by approximately $3.2 million as a result of volume and an increase in rate. Average loans increased $63 million between the three months ended March 31, 2024 and March 31, 2023, which was primarily attributable to origination volume in the investor real estate and residential loan portfolios subsequent to March 31, 2023.

Fully tax-equivalent interest income on investment securities decreased by approximately $1.0 million primarily as a result of a decrease in volume. Average investment securities decreased approximately $192.5 million between the three months ended March 31, 2024 and March 31, 2023. The decrease in investment securities was primarily due to the sale of certain low-yielding investment securities in July 2023, and to a lesser extent, the amortization of securities.

Interest income on interest-bearing deposits in other banks increased by $1.3 million as a result of an increase in volume and rate. Average interest-bearing deposits in other banks increased approximately $81.4 million between the three months ended March 31, 2024 and March 31, 2023. The increase in interest-bearing deposits in other banks was primarily due to the redeployment of proceeds from the sale of certain low-yielding investment securities in July 2023 to other higher-yielding assets, including interest-bearing deposits in other banks.

The increase in rates on loans, investment securities, and interest-bearing deposits in other banks was primarily attributable to an increase in benchmark interest rates since March 31, 2023.

Interest Expense

Interest expense increased by $6.2 million to $15.2 million for the three months ended March 31, 2024 compared to $9.0 million for the three months ended March 31, 2023, primarily due to an increase in rates on deposits and increase in volume on borrowings. The increase in rates on deposits was primarily a result of the repricing of the Company’s time deposits coupled with an increase in rates offered on deposit accounts subsequent to March 31, 2023 as a result of an increase in benchmark interest rates. The increase in volume on borrowings was primarily a result of the Company’s utilization of BTFP advances subsequent to March 31, 2023.

Provision for Credit Losses

The Company recorded a $776 thousand recovery of provision for credit losses for the three months ended March 31, 2024 compared to a $774 thousand recovery of provision for credit losses for the three months ended March 31, 2023. The recovery of provision for credit losses for the current period that is directly attributable to the funded loan portfolio was $873 thousand.

The recovery of provision for credit losses during the three months ended March 31, 2024 was primarily a result of changes in the composition of the loan portfolio, improved economic forecasts used in the quantitative portion of the model and an assessment of management’s considerations of qualitative factors combined with the continued strong credit performance of our loan portfolio segments. See “Asset Quality” below for additional information on the credit quality of the loan portfolio.

Non-interest Income

The Company’s recurring sources of non-interest income consist primarily of interchange income, gains on sale of government guaranteed loans, service charges on deposit accounts and insurance commissions. Generally speaking, loan fees are included in interest income on the loan portfolio and not reported as non-interest income.

The following table summarizes non-interest income for the three months ended March 31, 2024 and March 31, 2023.

	Three months ended
	March 31,
(Dollars in thousands)	2024	2023
Service charges on deposit accounts
Overdrawn account fees	$21	$14
Account service fees	67	58
Other service charges and fees
Interchange income	88	99
Other charges and fees	61	104
Bank owned life insurance	—	100
Losses on sale of available-for-sale securities	—	(202)
Insurance commissions	252	206
Gain on sale of government guaranteed loans	133	—
Non-qualified deferred compensation plan asset gains, net	124	89
Other operating income	72	98
Total non-interest income	$818	$566

Non-interest income increased $252 thousand during the three months ended March 31, 2024 compared to the same period in 2023. The increase in non-interest income was due in part to non-recurring losses of $202 thousand recognized on the sale of certain investment securities during the first quarter of 2023, partially offset by bank-owned life insurance income of $100 thousand recognized during the prior period. As previously disclosed, the Company surrendered all of its BOLI policies in July 2023. Excluding losses from the non-recurring investment sale and BOLI income recorded during the first quarter of 2023, as well as changes in mark-to-market adjustments of non-qualified deferred compensation plan assets, non-interest income increased $115 thousand or 19.9%. The increase was primarily due to gains recognized on the sale of certain SBA loan sales totaling $133 thousand and increases in insurance commission related revenue.

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

The following table summarizes non-interest expense for the the three months ended March 31, 2024 or March 31, 2023.

	Three months ended
	March 31,
(Dollars in thousands)	2024	2023
Salaries and employee benefits expense	$4,810	$4,912
Occupancy expense of premises	451	470
Furniture and equipment expenses	297	296
Advertising expense	97	77
Data processing	527	434
FDIC insurance	260	213
Professional fees	286	158
State franchise tax	570	577
Bank insurance	60	57
Vendor services	143	144
Supplies, printing, and postage	21	24
Director costs	211	255
Other operating expenses	191	153
Total non-interest expense	$7,924	$7,770

Non-interest expense increased $154 thousand or 2.0% during the first quarter of 2024 compared to the first quarter of 2023. The increase was primarily due to non-recurring professional fees and directors costs totaling $138 thousand incurred during the first quarter of 2024 in connection with a strategic opportunity that was explored during the three months ended March 31, 2024 that ultimately did not materialize. The increase in data processing expense was primarily related to increased contract costs due to annual increases and increased volume based charges. These increases were partially offset by a decrease in salaries and employee benefits expense due to changes in staffing and a reduction in incentive compensation accruals when compared to the same period of the prior year. Incentive compensation accruals can fluctuate materially from quarter to quarter, based upon the Company’s financial performance and conditions measured against, among other evaluation criteria, our strategic plan and budget. At the end of each year, the ultimate determination of the incentive compensation is approved by the Board of Directors.

Income Taxes

Income tax expense decreased $525 thousand or 30.3% to $1.2 million for the three months ended March 31, 2024 compared to $1.7 million for the three months ended March 31, 2023. Our effective tax rate for the three months ended March 31, 2024 was 22.3% compared to 21.6% for the same period ended March 31, 2023. The increase in our effective tax rate between the comparative periods was primarily due to a decrease in tax benefits associated with our BOLI policies as all policies were surrendered in July 2023.

Discussion and Analysis of Financial Condition

Assets, Liabilities, and Shareholders’ Equity

The Company’s total assets increased $9.3 million or 0.4% to $2.25 billion at March 31, 2024 compared to $2.24 billion at December 31, 2023. The increase in total assets is primarily attributable to increases in interest-bearing deposits in banks of $55.7 million, partially offset by a decrease in loans, net of unearned income of $33.2 million and investments of $12.0 million.

The Company’s total liabilities increased $4.7 million or 0.2% to $2.02 billion at March 31, 2024 compared to $2.01 billion at December 31, 2023. The increase in total liabilities was attributable to net increases of $13.0 million in borrowings, partially offset by a net decrease in deposits of $5.6 million. During the quarter ended March 31, 2024, the Company paid down its $10.0 million federal funds purchased, refinanced its $54.0 million advance and advanced an additional $23.0 million from the BTFP in January 2024 to secure lower funding costs relative to wholesale deposits and previously outstanding borrowings. Total borrowings as of March 31, 2024 consisted of subordinated debt totaling $24.7 million and the BTFP advance totaling $77.0 million. The decrease in deposits was primarily driven by an $18.9 million decrease in wholesale deposits (Brokered and QwickRate CDs) and $15.2 million decrease in certificates of deposits, partially offset by an increase in interest-bearing demand deposits of $36.6 million.

Shareholders’ equity increased $4.6 million or 2.0% to $234.6 million at March 31, 2024 compared to $229.9 million at December 31, 2023. The increase in shareholders’ equity was primarily attributable to an increase in net income and additional paid-in capital as a result of option exercises during the three months ended March 31, 2024, partially offset by a decrease in accumulated other comprehensive income due to unfavorable market value related adjustments on the Company’s available-for-sale investment portfolio. Book value per share was $16.51 as of March 31, 2024 compared to $16.25 as of December 31, 2023.

Investment Securities

The Company maintains a primarily fixed income investment securities portfolio that had a total carrying value of $253.4 million at March 31, 2024 and $265.5 million at December 31, 2023. The investment portfolio is used as a source of liquidity, interest income, and credit risk diversification, as well as to manage rate sensitivity and provide collateral for secured public funds and secured credit lines. Investment securities are classified as available-for-sale or held-to-maturity based on management’s investment strategy and management’s assessment of the intent and ability to hold the securities until maturity. Investment securities that we may sell prior to maturity in response to changes in management’s investment strategy, liquidity needs, interest rate risk profile or for other reasons are classified as available-for-sale. The Company also had restricted stock and equity securities within its investment securities portfolio with total carrying values of $5.0 million and $3.0 million, respectively, as of March 31, 2024 and $5.0 million and $2.8 million, respectively, as of December 31, 2023.

The Company did not purchase or sell investment securities during the three months ended March 31, 2024. The Company had $11.6 million in maturities and principal repayments on securities during the three months ended March 31, 2024, which was comprised of $4.6 million of mortgage-backed securities, $1.0 million of collateralized mortgage obligation securities, and $6.0 million of U.S. Treasuries.

The following table summarizes the amortized cost and fair value of the Company’s fixed income investment portfolio as of March 31, 2024 and December 31, 2023, respectively.

	March 31, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Held-to-maturity
U.S. Treasuries	$6,001	$5,288	$6,001	$5,334
U.S. government and federal agencies	35,406	30,063	35,434	30,334
U.S. agency collateralized mortgage obligations	19,019	14,851	19,395	15,300
Taxable municipal	6,053	4,921	6,057	4,956
U.S. agency mortgage-backed	28,183	22,872	28,618	23,608
Total Held-to-maturity Securities	$94,662	$77,995	$95,505	$79,532
Available-for-sale
U.S. Treasuries	$38,824	$37,119	$44,793	$42,977
U.S. government and federal agencies	13,879	13,274	13,850	13,275
Corporate bonds	3,000	2,649	3,000	2,523
U.S. agency collateralized mortgage obligations	40,136	33,471	40,806	34,310
Tax-exempt municipal	1,380	1,199	1,380	1,231
Taxable municipal	606	588	606	587
U.S. agency mortgage-backed	77,110	70,457	81,255	75,090
Total Available-for-sale Securities	$174,935	$158,757	$185,690	$169,993

In the prevailing rate environments as of March 31, 2024 and December 31, 2023, the Company’s investment portfolio had an estimated weighted average remaining life of approximately 4.3 years and 4.2 years, respectively. The available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 3.0 years and 3.0 years as of March 31, 2024 and December 31, 2023, respectively. The held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 6.5 years and 6.7 years as of March 31, 2024 and December 31, 2023, respectively.

The following table summarizes the maturity composition of our fixed income investment securities as of March 31, 2024, including the weighted average yield of each maturity band. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

	March 31, 2024
	Amortized	Fair	Weighted-Average
(Dollars in thousands)	Cost	Value	Yield
Held-to-maturity
Due in one year or less	$—	$—	—
Due after one year through five years	22,160	19,441	1.03%
Due after five years through ten years	23,460	19,566	1.51%
Due after ten years	49,042	38,988	1.39%
Total Held-to-maturity Securities	$94,662	$77,995	1.34%
Available-for-sale
Due in one year or less	$22,977	$22,567	2.14%
Due after one year through five years	39,011	37,075	1.85%
Due after five years through ten years	51,198	48,114	2.71%
Due after ten years	61,749	51,001	1.62%
Total Available-for-sale Securities	$174,935	$158,757	2.06%

Loan Portfolio

Gross loans, net of unearned income, decreased $34.0 million or 1.8% to $1.83 billion as of March 31, 2024 compared to $1.86 billion as of December 31, 2023. The Company continues to maintain its disciplined underwriting standards while prudently pursuing loan growth opportunities that provide acceptable risk-adjusted returns.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial	$1,143,472	62.80%	$1,146,116	61.79%
Construction and land development	151,476	8.32%	180,922	9.75%
Residential	482,254	26.48%	482,182	25.99%
Commercial - Non Real Estate:
Commercial loans	42,908	2.36%	45,204	2.44%
Consumer - Non-Real Estate:
Consumer loans	772	0.04%	560	0.03%
Total Gross Loans	$1,820,882	100.00%	$1,854,984	100.00%
Allowance for loan credit losses	(18,671)		(19,543)
Net deferred loan costs	5,049		4,983
Total net loans	$1,807,260		$1,840,424

The following table summarizes the contractual maturities of the loans as of March 31, 2024 by loan type. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The table also summarizes the fixed and floating rate composition of loans held for investment for contractual maturities greater than one year.

	March 31, 2024
		After 1	After 5
		Year	years	Maturing
	Within 1	Within 5	Within 15	After 15
(Dollars in thousands)	Year	Years	Years	Years	Total
Real Estate Loans:
Residential	$5,673	$41,433	$37,217	$397,931	$482,254
Commercial	70,878	310,842	750,427	11,325	1,143,472
Construction and land development	89,623	55,528	5,326	999	151,476
Commercial - Non-Real Estate:
Commercial loans	10,687	19,173	12,164	884	42,908
Consumer - Non-Real Estate:
Consumer loans	111	649	—	12	772
Total Gross Loans	$176,972	$427,625	$805,134	$411,151	$1,820,882

For Maturities Over One Year:
Floating rate loans		$170,454	$273,134	$409,278	$852,866
Fixed rate loans		257,171	532,000	1,873	791,044
		$427,625	$805,134	$411,151	$1,643,910

Asset Quality

The Company maintains policies and procedures to promote sound underwriting and mitigate credit risk. The Chief Credit Officer is responsible for establishing credit risk policies and procedures, including underwriting and hold guidelines and credit approval authority, and monitoring credit exposure and performance of the Company’s lending-related transactions.

The Company’s asset quality remained strong through the first quarter of 2024. The Company did not have any nonperforming assets, which includes nonperforming loans and OREO, as of March 31, 2024 or December 31, 2023. As a result, the Company did not have any nonperforming loans, which consists of loans that are 90 days or more past due or loans placed on nonaccrual as of March 31, 2024 or December 31, 2023.

The Company did not have any nonaccrual loans as of March 31, 2024 or December 31, 2023 nor were there any loans placed on nonaccrual during those periods. A loan is placed on nonaccrual status when (i) the Company is advised by the borrower that scheduled principal or interest payments cannot be met, (ii) when management’s best judgment indicates that payment in full of principal and interest can no longer be expected, or (iii) when any such loan or obligation becomes delinquent for 90 days, unless it is both well-secured and in the process of collection. As a result, the Company did not have any interest income that would have been recognized on nonaccrual loans for the three months ended March 31, 2024 or March 31, 2023.

The Company did not make any loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2024 or March 31, 2023.

The following table summarizes the Company’s asset quality as of March 31, 2024 and December 31, 2023.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Nonaccrual loans	$—	$—
Loans past due 90 days and accruing interest	—	—
Other real estate owned and repossessed assets	—	—
Total nonperforming assets	$—	$—

Allowance for loan credit losses to nonperforming assets	NM	NM
Nonaccrual loans to gross loans	0.00%	0.00%
Nonperforming assets to period end loans and OREO	0.00%	0.00%

NM – Not meaningful

Allowance for Loan Credit Losses

Refer to the discussion in Note 1 of the audited financial statements and notes for the year ended December 31, 2023 contained in the Company’s 2023 Annual Report on Form 10-K for management’s approach to estimating the allowance for loan credit losses.

The Company recorded net recoveries of $1 thousand during the three months ended March 31, 2024 and three months ended March 31, 2023. At March 31, 2024, the allowance for loan credit losses was $18.7 million or 1.02% of outstanding loans, net of unearned income, compared to $19.5 million or 1.05% of outstanding loans, net of unearned income, at December 31, 2023. The decrease in the allowance as a percentage of outstanding loans, net of unearned income, was primarily a result of changes in the composition and volume of the loan portfolio, improved economic forecasts used in the quantitative portion of the model and an assessment of management’s considerations of qualitative factors combined with the continued strong credit performance of our loan portfolio segments.

The following table summarizes the Company’s loan loss experience by loan portfolio for the three months ended March 31, 2024 and March 31, 2023.

	March 31, 2024		March 31, 2023
	Net	Net	Net	Net
	(charge-offs)	(charge-off)	(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)	recoveries	recovery rate (1)
Real estate loans:
Commercial	$—	—	$—	—
Construction and land development	—	—	—	—
Residential	—	—	—	—
Commercial loans	1	—%	1	—%
Consumer loans	—	—	—	—
Total	$1		$1

Average loans outstanding during the period	$1,835,966		$1,772,922
Allowance coverage ratio (2)		1.02%		1.22%
Total net (charge-off) recovery rate		0.00%		0.00%
Allowance to nonaccrual loans ratio(3)		NM		NM

NM – Not meaningful

(1)	The net (charge-off) recovery rate is calculated by dividing annualized total net (charge-offs) recoveries during the period by average gross loans outstanding during the period.
(2)	The allowance coverage ratio is calculated by dividing the allowance for loan credit losses at the end of the period by gross loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan credit losses at the end of the period by nonaccrual loans at the end of the period.

The following tables summarize the allowance for loan credit losses by portfolio with a comparison of the percentage composition in relation to total allowance for loan credit losses and total loans as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan Credit	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$12,722	68.14%	62.80%
Construction and land development	1,285	6.88%	8.32%
Residential	4,183	22.40%	26.48%
Commercial - Non-Real Estate:
Commercial loans	477	2.55%	2.36%
Consumer - Non-Real Estate:
Consumer loans	4	0.02%	0.04%
Total	$18,671	100.00%	100.00%

	December 31, 2023
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan Credit	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$12,841	65.71%	61.79%
Construction and land development	1,787	9.14%	9.75%
Residential	4,323	22.12%	25.99%
Commercial - Non-Real Estate:
Commercial loans	495	2.53%	2.44%
Consumer - Non-Real Estate:
Consumer loans	97	0.50%	0.03%
Total	$19,543	100.00%	100.00%

Management believes that the allowance for loan credit losses is adequate to absorb lifetime credit losses inherent in the portfolio as of March 31, 2024. There can be no assurance, however, that adjustments to the provision for (recovery of) credit losses will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; or changes in the circumstances of particular borrowers are criteria that could change and make adjustments to the provision for (recovery of) credit losses necessary.

Deposits

Total deposits decreased $5.6 million or 0.3% to $1.90 billion as of March 31, 2024 compared to $1.91 billion as of December 31, 2023.

Non-interest bearing demand deposits decreased $6.7 million or 1.6% to $404.7 million as of March 31, 2024 compared to $411.4 million at December 31, 2023. Non-interest bearing demand deposits represented 21.3% and 21.6% of total deposits at March 31, 2024 and December 31, 2023, respectively.

Interest-bearing deposits, which include NOW accounts, regular savings accounts, money market accounts, and time deposits, increased $1.1 million or 0.1% to $1.50 billion as of March 31, 2024 compared to $1.50 billion as of December 31, 2023. Interest-bearing deposits represented 78.7% and 78.4% of total deposits at March 31, 2024 and December 31, 2023, respectively.

The Company focuses on funding asset growth with deposit accounts, with an emphasis on core deposit growth, as its primary source of deposits. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, time deposits, reciprocal IntraFi Demand® deposits, IntraFi Money Market® deposits and IntraFi CD® deposits. Core deposits totaled $1.59 billion or 83.6% of total deposits and $1.58 billion or 82.7% of total deposits at March 31, 2024 and December 31, 2023, respectively.

The following table sets forth the average balances of deposits and the average interest rates paid for the three months ended March 31, 2024 and March 31, 2023.

	March 31, 2024		March 31, 2023
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$414,033		$476,462
Interest bearing:
NOW accounts	313,478	2.82%	258,492	1.20%
Money market accounts	324,753	3.19%	429,073	2.34%
Savings accounts	53,064	1.33%	87,640	1.13%
Time deposits	808,845	4.47%	814,472	2.53%
Total interest-bearing	1,500,140	3.73%	1,589,677	2.18%
Total	$1,914,173		$2,066,139

The following table sets forth the maturity ranges of certificates of deposit with balances of $250,000 or more as of March 31, 2024.

	March 31, 2024
(Dollars in thousands)	Total	Uninsured
Three months or less	$111,630	$80,630
Over three through 6 months	104,987	78,987
Over 6 through 12 months	53,031	39,281
Over 12 months	87,118	77,618
Total	$356,766	$276,516

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $796.4 million at March 31, 2024 and $802.8 million at December 31, 2023. Included in these amounts were $169.3 million and $168.7 million of public fund deposits that are collateralized by securities as of March 31, 2024 and December 31, 2023, respectively. Deposits that were not insured or not collateralized by securities represented 33% and 33% of total deposits, respectively, as of March 31, 2024 and December 31, 2023.

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

Shareholders’ equity increased $4.6 million or 2.0% to $234.6 million at March 31, 2024 compared to $229.9 million at December 31, 2023. The increase in shareholders’ equity was primarily attributable to an increase in net income and additional paid-in capital as a result of option exercises during the three months ended March 31, 2024, partially offset by a decrease in accumulated other comprehensive income due to unfavorable market value related adjustments on the Company’s available-for-sale investment portfolio. Book value per share was $16.51 as of March 31, 2024 compared to $16.25 as of December 31, 2023.

In August of 2023, the Company’s Board of Directors authorized the extension of the Company’s stock repurchase program that was originally adopted in August of 2021. Under the stock repurchase program, the Company may repurchase up to 700,000 shares of its outstanding common stock, or 5.0% of outstanding shares as of March 31, 2024. The stock repurchase program will expire on August 31, 2024 or earlier if all the authorized shares have been repurchased. The Company has not repurchased any of its outstanding common stock under the program as of March 31, 2024.

On April 24, 2024, the Board of Directors of the Company declared an annual cash dividend of $0.25 per outstanding share of common stock, payable on July 8, 2024, to shareholders of record as of the close of business on June 28, 2024.

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

The Company’s principal source of liquidity and funding is its deposit base. The level of deposits necessary to support the Company’s lending and investment activities is determined through monitoring loan demand. In addition to the liquidity provided by balance sheet cash flows, the Company supplements its liquidity with additional sources such as secured borrowing credit lines with the FHLB and the Reserve Bank. Specifically, the Company has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and the Reserve Bank. Based on collateral pledged as of March 31, 2024, the total FHLB available borrowing capacity was $452.8 million. Additional borrowing capacity with the Reserve Bank was approximately $111.9 million as of March 31, 2024.

On March 12, 2023, the Reserve Bank made available the BTFP, which enhances the ability of banks to borrow against the par value of certain high-quality, unencumbered investments. The Company refinanced its $54.0 million advance and advanced an additional $23.0 million from the BTFP in January 2024 to secure lower funding costs relative to wholesale deposits and the prior outstanding BTFP advance. The $77.0 million BTFP advance matures January 2025, bears interest at a fixed rate of 4.76% and can be prepaid at any time without penalty prior to maturity.

Total liquidity, defined as cash and cash equivalents, unencumbered securities at fair value, and available secured borrowing capacity, was $788.7 million at March 31, 2024 compared to $638.9 million at December 31, 2023. The Company’s liquidity position represented 125.7% of uninsured, non-collateralized deposits at March 31, 2024.

In addition to available secured borrowing capacity, the Company had available federal funds lines with correspondent banks of $110.0 million at March 31, 2024.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in our 2023 Annual Report on Form 10-K, which we filed with the SEC on March 20, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)

During the fiscal quarter ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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

101.0†

Interactive data files formatted in Inline eXtensible Business Reporting Language pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (unaudited), (ii) the Consolidated Statements of Income for the three months ended March 31, 2024 and March 31, 2023 (unaudited), (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and March 31, 2023 (unaudited), (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2024 and March 31, 2023 (unaudited), (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and March 31, 2023 (unaudited) and (vi) the Notes to the Consolidated Financial Statements.

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.0)

†Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2024

JOHN MARSHALL BANCORP, INC.

By:	/s/ Christopher W. Bergstrom
Name:	Christopher W. Bergstrom
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kent D. Carstater
Name:	Kent D. Carstater
Title:	Senior Executive Vice President, Chief Financial Officer
(Principal Financial Officer)