Form 10-Q
period 2024-06-30
John Marshall Bancorp, Inc.
filed 2024-08-13
CIK 1710482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 5, 2024, there were 14,231,103 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN MARSHALL BANCORP, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Cash and due from banks	$10,024	$7,424
Interest-bearing deposits in other banks	172,581	91,581
Total cash and cash equivalents	182,605	99,005
Securities available-for-sale, at fair value	147,753	169,993
Securities held-to-maturity at amortized cost, fair value of $77,268 and $79,532 as of June 30, 2024 and December 31, 2023, respectively	93,830	95,505
Less: Allowance for investment credit losses	—	—
Securities held-to-maturity, net	93,830	95,505
Restricted securities, at cost	4,966	5,012
Equity securities, at fair value	3,033	2,792
Loans, net of unearned income	1,827,187	1,859,967
Less: Allowance for loan credit losses	(18,433)	(19,543)
Loans, net	1,808,754	1,840,424
Bank premises and equipment, net	1,184	1,281
Accrued interest receivable	6,196	6,110
Right of use assets	4,105	4,176
Other assets	17,331	18,251
Total assets	$2,269,757	$2,242,549
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand deposits	$437,169	$411,374
Interest-bearing demand deposits	667,951	607,971
Savings deposits	45,884	52,061
Time deposits	761,836	835,194
Total deposits	1,912,840	1,906,600
Federal funds purchased	—	10,000
Federal Reserve Bank borrowings	77,000	54,000
Subordinated debt	24,749	24,708
Accrued interest payable	4,029	4,559
Lease liabilities	4,366	4,446
Other liabilities	11,427	8,322
Total liabilities	$2,034,411	$2,012,635
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued	$—	$—
Common stock, nonvoting, par value $0.01 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, voting, par value $0.01 per share; authorized 30,000,000 shares; issued and outstanding, 14,229,853 shares at June 30, 2024, including 46,253 unvested shares, 14,148,533 shares at December 31, 2023, including 47,318 unvested shares	142	141
Additional paid-in capital	96,817	95,636
Retained earnings	150,942	146,388
Accumulated other comprehensive loss	(12,555)	(12,251)
Total shareholders’ equity	$235,346	$229,914
Total liabilities and shareholders’ equity	$2,269,757	$2,242,549

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest and Dividend Income
Interest and fees on loans	$23,360	$21,005	$46,983	$41,430
Interest on investment securities, taxable	1,194	2,140	2,463	4,391
Interest on investment securities, tax-exempt	9	15	18	34
Dividends	84	70	166	145
Interest on deposits in banks	2,144	1,225	4,080	1,908
Total interest and dividend income	$26,791	$24,455	$53,710	$47,908
Interest Expense
Deposits	$13,450	$11,759	$27,381	$20,318
Federal funds purchased	—	—	2	9
Federal Home Loan Bank advances	—	—	—	67
Federal Reserve Bank borrowings	911	338	1,804	338
Subordinated debt	349	349	698	698
Total interest expense	$14,710	$12,446	$29,885	$21,430
Net Interest Income	$12,081	$12,009	$23,825	$26,478
Recovery of credit losses	(292)	(868)	(1,068)	(1,642)
Net interest income after recovery of credit losses	$12,373	$12,877	$24,893	$28,120
Non-interest Income
Service charges on deposit accounts	$88	$82	$176	$154
Bank owned life insurance	—	101	—	201
Other service charges and fees	165	314	314	517
Losses on sale of available-for-sale securities	—	—	—	(202)
Insurance commissions	40	50	292	256
Gain on sale of government guaranteed loans	216	23	349	23
Non-qualified deferred compensation plan asset gains, net	35	83	159	172
Other income	11	32	83	130
Total non-interest income	$555	$685	$1,373	$1,251
Non-interest Expenses
Salaries and employee benefits	$4,875	$4,965	$9,685	$9,877
Occupancy expense of premises	448	448	899	918
Furniture and equipment expenses	301	304	598	600
Other operating expenses	2,285	2,114	4,651	4,206
Total non-interest expenses	$7,909	$7,831	$15,833	$15,601
Income before income taxes	$5,019	$5,731	$10,433	$13,770
Income Tax Expense	1,114	1,241	2,324	2,976
Net income	$3,905	$4,490	$8,109	$10,794
Earnings per share, basic	$0.27	$0.32	$0.57	$0.76
Earnings per share, diluted	$0.27	$0.32	$0.57	$0.76

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Income	$3,905	$4,490	$8,109	$10,794
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax of $32 and $(893) for the three months ended June 30, 2024 and June 30, 2023, respectively. Unrealized gain (loss) on available-for-sale securities, net of tax of $(70) and $6 for the six months ended June 30, 2024 and June 30, 2023, respectively.	120	(3,358)	(260)	11
Reclassification adjustment for losses on available-for-sale securities included in net income, net of tax of $(42) for the six months ended June 30, 2023.	—	—	—	160
Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax of $(6) and $(6) for the three months ended June 30, 2024 and June 30, 2023, respectively. Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax of $(12) and $(13) for the six months ended June 30, 2024 and June 30, 2023, respectively.	(22)	(22)	(44)	(49)
Total other comprehensive income (loss)	$98	$(3,380)	$(304)	$122
Total comprehensive income	$4,003	$1,110	$7,805	$10,916

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended June 30, 2024 and 2023

(In thousands, except share and per share data)

(Unaudited)

					Accumulated
					Other	Total
			Additional Paid- In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	(Loss)	Equity
Balance, March 31, 2023	14,076,807	$141	$95,235	$150,642	$(25,195)	$220,823
Net income	—	—	—	4,490	—	4,490
Other comprehensive loss	—	—	—	—	(3,380)	(3,380)
Dividend declared on common stock ($0.22 per share)	—	—	—	(3,108)	—	(3,108)
Exercise of stock options	750	—	8	—	—	8
Restricted stock vesting	2,290	—	—	—	—	—
Share-based compensation	—	—	137	—	—	137
Balance, June 30, 2023	14,079,847	$141	$95,380	$152,024	$(28,575)	$218,970

Balance, March 31, 2024	14,164,100	$142	$96,469	$150,592	$(12,653)	$234,550
Net income	—	—	—	3,905	—	3,905
Other comprehensive income	—	—	—	—	98	98
Repurchase of common stock	(3,003)	—	(50)	—	—	(50)
Dividend declared on common stock ($0.25 per share)	—	—	—	(3,555)	—	(3,555)
Exercise of stock options	22,077	—	265	—	—	265
Restricted stock vesting	426	—	—	—	—	—
Share-based compensation	—	—	133	—	—	133
Balance, June 30, 2024	14,183,600	$142	$96,817	$150,942	$(12,555)	$235,346

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2024 and 2023

(In thousands, except share and per share data)

(Unaudited)

					Accumulated
					Other	Total
			Additional Paid- In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	(Loss)	Equity
Balance, December 31, 2022	14,043,801	$141	$94,726	$146,630	$(28,697)	$212,800
Net income	—	—	—	10,794	—	10,794
Adoption of ASC 326 - Financial Instruments - Credit Losses	—	—	—	(2,292)	—	(2,292)
Other comprehensive income	—	—	—	—	122	122
Dividend declared on common stock ($0.22 per share)	—	—	—	(3,108)	—	(3,108)
Exercise of stock options	27,375	—	320	—	—	320
Restricted stock vesting, net of 33 shares surrendered	8,671	—	—	—	—	—
Share-based compensation	—	—	334	—	—	334
Balance, June 30, 2023	14,079,847	$141	$95,380	$152,024	$(28,575)	$218,970

Balance, December 31, 2023	14,101,215	$141	$95,636	$146,388	$(12,251)	$229,914
Net income	—	—	—	8,109	—	8,109
Other comprehensive loss	—	—	—	—	(304)	(304)
Repurchase of common stock	(3,003)	—	(50)	—	—	(50)
Dividend declared on common stock ($0.25 per share)	—	—	—	(3,555)	—	(3,555)
Exercise of stock options, net of 423 shares surrendered	82,714	1	969	—	—	970
Restricted stock vesting, net of 141 shares surrendered	2,674	—	(3)	—	—	(3)
Share-based compensation	—	—	265	—	—	265
Balance, June 30, 2024	14,183,600	$142	$96,817	$150,942	$(12,555)	$235,346

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$8,109	$10,794
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	222	241
Right of use asset amortization	609	616
Recovery of credit losses	(1,068)	(1,642)
Share-based compensation expense	265	334
Net (accretion) of securities	(155)	(131)
Fair value adjustment on equity securities	(159)	(172)
Amortization of debt issuance costs	41	42
Net gains on premises and equipment	—	(16)
Losses on available-for-sale securities	—	202
Deferred tax (benefit) expense	(54)	414
Net increase in cash surrender value of life insurance	—	(201)
Gain on sale of government guaranteed loans	(349)	(23)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(86)	353
Decrease (increase) in other assets	1,055	(1,774)
(Decrease) increase in accrued interest payable	(530)	1,301
Increase in other liabilities	2,445	164
Net cash provided by operating activities	$10,345	$10,502
Cash Flows from Investing Activities
Net (decrease) in loans	$29,004	$19,424
Proceeds from sale of government guaranteed loans originally classified as held for investment	4,125	288
Proceeds from sale of available-for-sale securities	—	11,511
Proceeds from maturities, calls and principal repayments of available-for-sale securities	22,101	20,977
Proceeds from maturities, calls and principal repayments of held-to-maturity securities	1,584	1,863
Net redemptions (purchases) of restricted securities	46	(110)
Net purchases of equity securities	(82)	(408)
Proceeds from sale of premises and equipment	—	82
Purchases of bank premises and equipment	(125)	(458)
Net cash provided by investing activities	$56,653	$53,169
Cash Flows from Financing Activities
Net increase (decrease) in deposits	$6,240	$(21,431)
Proceeds from Federal Reserve Bank borrowings	23,000	54,000
Cash dividends paid	(3,555)	(3,108)
Repayment of federal funds purchased	(10,000)	(25,500)
Issuance of common stock for share options exercised	970	320
Repurchase of shares for tax withholding on share-based compensation	(3)	—
Repurchase of common stock	(50)	—
Net cash provided by financing activities	$16,602	$4,281
Net increase in cash and cash equivalents	$83,600	$67,952
Cash and cash equivalents, beginning of period	99,005	61,599
Cash and cash equivalents, end of period	$182,605	$129,551
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$30,375	$20,088
Income taxes	—	4,110
Supplemental Disclosures of Noncash Transactions
Unrealized (loss) gain on securities available-for-sale	$(330)	$219
Right of use asset obtained in exchange for new operating lease liability	538	505

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for any other interim period or for the full year. All amounts and disclosures included in this quarterly report as of December 31, 2023, were derived from the Company’s audited consolidated financial statements. Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or shareholders’ equity.

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

Note 2— Investment Securities

Available-for-Sale

Each of the securities in the Company’s available-for-sale investment portfolio is either covered by the explicit or implied guarantee of the United States government or one of its agencies or rated investment grade or higher. All available-for-sale securities were current with no securities past due or on nonaccrual as of June 30, 2024 or December 31, 2023.

The following tables summarize the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses at June 30, 2024 and December 31, 2023.

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$32,860	$—	$(1,479)	$31,381
U.S. government and federal agencies	13,909	—	(555)	13,354
Corporate bonds	3,000	—	(517)	2,483
U.S. agency collateralized mortgage obligations	39,420	—	(6,712)	32,708
Tax-exempt municipal	1,379	—	(200)	1,179
Taxable municipal	606	—	(14)	592
U.S. agency mortgage-backed	72,606	—	(6,550)	66,056
Total Available-for-sale Securities	$163,780	$—	$(16,027)	$147,753

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$44,793	$—	$(1,816)	$42,977
U.S. government and federal agencies	13,850	—	(575)	13,275
Corporate bonds	3,000	—	(477)	2,523
U.S. agency collateralized mortgage obligations	40,806	—	(6,496)	34,310
Tax-exempt municipal	1,380	—	(149)	1,231
Taxable municipal	606	—	(19)	587
U.S. agency mortgage-backed	81,255	—	(6,165)	75,090
Total Available-for-sale Securities	$185,690	$—	$(15,697)	$169,993

The Company did not sell or recognize any gain or loss for any securities for the three or six months ended June 30, 2024.  During the six months ended June 30, 2023, the Company sold available-for-sale securities with a total par value of $12.0 million resulting in a gross pre-tax loss of $202 thousand. The Company did not sell or recognize any gain or loss for any securities for the three months ended June 30, 2023.

Available-for-sale securities having a market value of $64.3 million and $90.3 million at June 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and for other purposes required by law. These securities had an amortized cost of $69.0 million and $95.8 million at June 30, 2024 and December 31, 2023, respectively.

The following tables summarize the fair value of securities available-for-sale at June 30, 2024 and December 31, 2023 and the corresponding amounts of gross unrealized losses. Management uses the valuations as of month-end in determining when securities are in an unrealized loss position. Therefore, a security’s market value could have exceeded its amortized cost on other days during the prior twelve-month period.

	June 30, 2024
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$—	$—	$31,381	$(1,479)	$31,381	$(1,479)
U.S. government and federal agencies	—	—	13,354	(555)	13,354	(555)
Corporate bonds	—	—	2,483	(517)	2,483	(517)
U.S. agency collateralized mortgage obligations	—	—	32,708	(6,712)	32,708	(6,712)
Tax-exempt municipal	—	—	1,179	(200)	1,179	(200)
Taxable municipal	—	—	592	(14)	592	(14)
U.S. agency mortgage-backed	—	—	66,056	(6,550)	66,056	(6,550)
Total Available-for-sale Securities	$—	$—	$147,753	$(16,027)	$147,753	$(16,027)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$—	$—	$42,977	$(1,816)	$42,977	$(1,816)
U.S. government and federal agencies	—	—	13,275	(575)	13,275	(575)
Corporate bonds	—	—	2,523	(477)	2,523	(477)
U.S. agency collateralized mortgage obligations	—	—	34,310	(6,496)	34,310	(6,496)
Tax-exempt municipal	—	—	1,231	(149)	1,231	(149)
Taxable municipal	—	—	587	(19)	587	(19)
U.S. agency mortgage-backed	—	—	75,090	(6,165)	75,090	(6,165)
Total Available-for-sale Securities	$—	$—	$169,993	$(15,697)	$169,993	$(15,697)

The Company had 154 and 158 securities in an unrealized loss position for 12 months or longer as of June 30, 2024 and December 31, 2023, respectively. The Company has evaluated available-for-sale securities in an unrealized loss position for credit related impairment at June 30, 2024 and December 31, 2023 and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no allowance for credit losses on available-for-sale securities at June 30, 2024.

The table below summarizes the contractual maturities of our available-for-sale investment securities as of June 30, 2024. Issuers may have the right to call or prepay certain obligations, and as such, the expected maturities of our securities may differ from the scheduled contractual maturities presented below.

	June 30, 2024
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Available-for-sale
Due in one year or less	$22,286	$21,908
Due after one year through five years	35,159	33,419
Due after five years through ten years	46,054	43,051
Due after ten years	60,281	49,375
Total Available-for-sale Securities	$163,780	$147,753

In the prevailing rate environments as of June 30, 2024 and December 31, 2023, the Company’s available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 2.9 years and 3.0 years.

Held-to-Maturity

Each of the securities in the Company’s held-to-maturity investment portfolio is either covered by the explicit or implied guarantee of the United States government or one of its agencies or rated investment grade or higher. All held-to-maturity securities were current with no securities past due or on nonaccrual as of June 30, 2024 or December 31, 2023.

The following tables summarize the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized losses at June 30, 2024 and December 31, 2023, respectively.

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,001	$—	$(697)	$5,304
U.S. government and federal agencies	35,381	—	(5,167)	30,214
U.S. agency collateralized mortgage obligations	18,664	—	(4,188)	14,476
Taxable municipal	6,049	—	(1,142)	4,907
U.S. agency mortgage-backed	27,735	—	(5,368)	22,367
Total Held-to-maturity Securities	$93,830	$—	$(16,562)	$77,268

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,001	$—	$(667)	$5,334
U.S. government and federal agencies	35,434	—	(5,100)	30,334
U.S agency collateralized mortgage obligations	19,395	—	(4,095)	15,300
Taxable municipal	6,057	—	(1,101)	4,956
U.S. agency mortgage-backed	28,618	—	(5,010)	23,608
Total Held-to-maturity Securities	$95,505	$—	$(15,973)	$79,532

Held-to-maturity securities having a market value of $35.8 million and $36.1 million at June 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and for other purposes required by law. These securities had an amortized cost of $42.1 million and $42.3 million at June 30, 2024 and December 31, 2023, respectively.

The Company evaluates the credit risk of its held-to-maturity securities on at least a quarterly basis. The Company estimates expected credit losses on held-to-maturity securities on an individual basis based on a probability of default/loss given default methodology primarily using security-level credit ratings. The primary indicators of credit quality for the Company’s held-to-maturity portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The Company’s held-to-maturity securities with credit risk were comprised of municipal bonds and had a credit rating of AA or better as of June 30, 2024. All other held-to-maturity securities are covered by the explicit or implied guarantee of the United States government or one of its agencies. The Company did not have an allowance for credit losses on held-to-maturity securities as of June 30, 2024 or December 31, 2023.

The table below summarizes the contractual maturities of our held-to-maturity investment securities as of June 30, 2024. Issuers may have the right to call or prepay certain obligations and as such, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below.

	June 30, 2024
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	22,170	19,575
Due after five years through ten years	23,427	19,590
Due after ten years	48,233	38,103
Total Held-to-maturity Securities	$93,830	$77,268

In the prevailing rate environments as of June 30, 2024 and December 31, 2023, the Company’s held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 6.3 years and 6.7 years, respectively.

Restricted Securities

The table below summarizes the carrying amount of restricted securities as of June 30, 2024 and December 31, 2023.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Federal Reserve Bank Stock	$3,319	$3,310
Federal Home Loan Bank Stock	1,587	1,642
Community Bankers’ Bank Stock	60	60
Total Restricted Securities	$4,966	$5,012

Equity Securities

The Company held equity securities with readily determinable fair values totaling $3.0 million and $2.8 million at June 30, 2024 and December 31, 2023, respectively. These securities consist of mutual funds held in a trust and were obtained for the purpose of economically hedging changes in the Company’s nonqualified deferred compensation liability. Changes in the fair value of these securities are reflected in earnings. Gains of $35 thousand and $83 thousand were recorded in non-interest income in the Consolidated Statements of Income for the three months ended June 30, 2024 and June 30, 2023, respectively.  Gains of $159 thousand and $172 thousand were recorded in non-interest income in the Consolidated Statements of Income for the six months ended June 30, 2024 and June 30, 2023, respectively.

Note 3— Loans

The following table presents the composition of the Company’s loan portfolio as of June 30, 2024 and December 31, 2023.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Real Estate Loans:
Commercial	$1,163,988	$1,146,116
Construction and land development	138,744	180,922
Residential	476,764	482,182
Commercial - Non-Real Estate:
Commercial loans	41,933	45,204
Consumer - Non-Real Estate:
Consumer loans	876	560
Total Gross Loans	$1,822,305	$1,854,984
Allowance for loan credit losses	(18,433)	(19,543)
Net deferred loan costs	4,882	4,983
Total net loans	$1,808,754	$1,840,424

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

Note 4— Allowance for Loan Credit Losses

The following tables present the activity in the allowance for loan credit losses for the six months ended June 30, 2024 and June 30, 2023.

	June 30, 2024
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Total
Beginning balance, December 31, 2023	$12,841	$1,787	$4,323	$495	$97	$19,543
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	1	—	1
Provision for (recovery of) credit losses	(44)	(626)	(360)	(1)	(80)	(1,111)
Ending balance, June 30, 2024	$12,797	$1,161	$3,963	$495	$17	$18,433

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

There were no collateral dependent or individually evaluated loans as of June 30, 2024 or December 31, 2023.

Delinquency Information

The following tables present a summary of past due and nonaccrual loans by segment as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$1,163,988	$1,163,988	$—	$—
Construction and land development	—	—	—	—	138,744	138,744	—	—
Residential	—	—	—	—	476,764	476,764	—	—
Commercial	—	—	—	—	41,933	41,933	—	—
Consumer	—	—	—	—	876	876	—	—
Total Loans	$—	$—	$—	$—	$1,822,305	$1,822,305	$—	$—

	December 31, 2023
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$1,146,116	$1,146,116	$—	$—
Construction and land development	—	—	—	—	180,922	180,922	—	—
Residential	—	—	—	—	482,182	482,182	—	—
Commercial	—	—	—	—	45,204	45,204	—	—
Consumer	—	—	—	—	560	560	—	—
Total Loans	$—	$—	$—	$—	$1,854,984	$1,854,984	$—	$—

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

Internal
Days Past Due	Risk Rating
0 - 29 days	Pass
30-59 days	Special Mention
60-89 days	Substandard
90-119 days	Doubtful
120+ days	Loss

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of June 30, 2024.

	Term Loans by Year of Origination
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Real Estate Loans - Commercial
Pass	$49,912	$67,394	$317,215	$201,583	$118,904	$385,707	$2,510	$1,143,225
Special mention	—	—	12,702	—	—	8,061	—	20,763
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Commercial	$49,912	$67,394	$329,917	$201,583	$118,904	$393,768	$2,510	$1,163,988

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Construction and land development
Pass	$24,342	$47,034	$32,012	$5,640	$4,371	$4,750	$18,483	$136,632
Special mention	—	—	—	—	—	2,112	—	2,112
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Construction and land development	$24,342	$47,034	$32,012	$5,640	$4,371	$6,862	$18,483	$138,744

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Residential
Pass	$13,375	$78,221	$112,535	$125,372	$84,916	$43,613	$18,732	$476,764
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Residential	$13,375	$78,221	$112,535	$125,372	$84,916	$43,613	$18,732	$476,764

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$5,315	$5,483	$6,344	$1,655	$1,840	$8,093	$13,203	$41,933
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial Loans	$5,315	$5,483	$6,344	$1,655	$1,840	$8,093	$13,203	$41,933

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Pass	$721	$96	$3	$21	$—	$5	$30	$876
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer Loans	$721	$96	$3	$21	$—	$5	$30	$876

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of December 31, 2023.

	Term Loans by Year of Origination
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Real Estate Loans - Commercial
Pass	$67,675	$302,342	$201,801	$125,828	$96,424	$334,132	$3,575	$1,131,777
Special mention	—	13,102	—	1,237	—	—	—	14,339
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Commercial	$67,675	$315,444	$201,801	$127,065	$96,424	$334,132	$3,575	$1,146,116

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Construction and land development
Pass	$47,253	$56,408	$33,827	$9,360	$8	$7,046	$24,891	$178,793
Special mention	—	—	—	—	2,129	—	—	2,129
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Construction and land development	$47,253	$56,408	$33,827	$9,360	$2,137	$7,046	$24,891	$180,922

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Residential
Pass	$83,060	$114,865	$133,188	$87,275	$24,883	$21,380	$17,531	$482,182
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Residential	$83,060	$114,865	$133,188	$87,275	$24,883	$21,380	$17,531	$482,182

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$7,564	$6,838	$1,959	$3,207	$4,482	$4,787	$16,367	$45,204
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial Loans	$7,564	$6,838	$1,959	$3,207	$4,482	$4,787	$16,367	$45,204

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Pass	$485	$6	$26	$—	$—	$10	$33	$560
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer Loans	$485	$6	$26	$—	$—	$10	$33	$560

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Modifications with Borrowers Experiencing Financial Difficulty

The allowance for loan credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination. The starting point for the estimate of the allowance for loan credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. As part of the Company’s loan modification program to borrowers experiencing financial difficulty, the Company may provide concessions to minimize the economic loss and improve long-term loan performance and collectability. The Company did not make any loan modifications to borrowers experiencing financial difficulty during the six months ended June 30, 2024 and June 30, 2023.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $663 thousand and $620 thousand at June 30, 2024 and December 31, 2023, respectively, is separately classified within Other Liabilities on the Consolidated Balance Sheets.  The provision for credit losses recorded during the six months ended June 30, 2024 was primarily due to an increase in unfunded commitments.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the six months ended June 30, 2024 and June 30, 2023.

Allowance for Credit Losses
(Dollars in thousands)	Unfunded Commitments
Beginning balance, December 31, 2023	$620
Provision for credit losses	43
Ending balance, June 30, 2024	$663

Allowance for Credit Losses
(Dollars in thousands)	Unfunded Commitments
Beginning balance, December 31, 2022	$303
Adjustment to allowance for unfunded commitments for adoption of ASC 326	737
Provision for credit losses	104
Ending balance, June 30, 2023	$1,144

Note 5— Derivatives

The Company enters into interest rate swap agreements (“swaps”) with commercial loan customers to provide a facility for customers to manage their interest rate risk. These swaps are matched in exact offsetting terms with swaps that the Company enters into with an independent third party. These swaps qualify as derivatives, but are not designated as hedging instruments.

The following tables summarize the Company’s swaps at June 30, 2024 and December 31, 2023.

	June 30, 2024
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$24,497	$913	3.2 years	6.43%	4.08%
Pay variable/receive fixed swaps	24,497	(913)	3.2 years	4.08%	6.43%
Total interest rate swap agreements	$48,994	$—	3.2 years	5.26%	5.26%

	December 31, 2023
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$19,444	$846	3.2 years	5.87%	3.39%
Pay variable/receive fixed swaps	19,444	(846)	3.2 years	3.39%	5.87%
Total interest rate swap agreements	$38,888	$—	3.2 years	4.63%	4.63%

The estimated fair value of the swaps at June 30, 2024 and December 31, 2023 were recorded in other assets and liabilities in the Consolidated Balance Sheets. The associated net gains and losses on the swaps are recorded in other income in the Consolidated Statements of Income.

Note 6— Deposits and Borrowings

The following tables show the components of the Company’s funding sources.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Deposits:
Non-interest bearing demand deposits(1)	$437,169	$411,374
Interest-bearing demand deposits(1)	667,951	607,971
Savings deposits	45,884	52,061
Time deposits(2)	761,836	835,194
Total Deposits	$1,912,840	$1,906,600
(1)	Overdraft demand deposits reclassified to loans totaled $281 thousand at June 30, 2024 and $1 thousand at December 31, 2023.
(2)	The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was $340.4 million and $359.3 million at June 30, 2024 and December 31, 2023, respectively.

			June 30, 2024	December 31, 2023
(Dollars in thousands)	Stated Interest Rate	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Short-term Debt:
Federal Reserve Bank borrowings	4.76%	4.76%	$77,000	54,000
Total Short-term Debt			$77,000	54,000
Long-term Debt:
Subordinated debt	5.25%	5.25%	$24,749	$24,708
Total Long-term Debt			$24,749	$24,708

The Company obtains certain deposits through the efforts of third-party brokers. Brokered deposits totaled $293.6 million and $320.6 million at June 30, 2024 and December 31, 2023, respectively, and were included primarily in time deposits on the Company’s Consolidated Balance Sheets. At June 30, 2024, there were no depositors that represented 5% or more of the Company’s total deposits.

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

The Company from time to time uses FHLB advances as a source of funding and to manage interest rate risk. FHLB advances are secured by a blanket floating lien on all real estate mortgage loans secured by 1-to-4 family residential, multi-family and commercial real estate properties. At June 30, 2024, the Company did not have any outstanding FHLB advances. Available borrowing capacity based on collateral value amounted to approximately $454.2 million as of June 30, 2024.

The Company also has the capacity to borrow up to $96.4 million at the Federal Reserve discount window of which $0 had been drawn upon at June 30, 2024. The Bank had loans pledged at the Federal Reserve discount window totaling $118.1 million as of June 30, 2024.

On March 12, 2023, the Federal Reserve Bank of Richmond (“Reserve Bank”) made available the Bank Term Funding Program (“BTFP”), which enhances the ability of banks to borrow against the par value of certain high-quality, unencumbered investments. In January 2024, the Company refinanced its $54.0 million advance and secured an additional $23.0 million from the BTFP.  The $77 million BTFP advance has a term of one year, bears interest at a fixed rate of 4.76% and can be prepaid, in whole or in part, without penalty prior to maturity.  At June 30, 2024, the Company had pledged as collateral for the BTFP advance investment securities with an amortized cost and fair value of $77.8 million and $62.1 million, respectively.

The Company also has federal funds lines of credit with correspondent banks available for overnight borrowing of $110.0 million, of which $0 had been drawn upon at June 30, 2024.

The following table shows the carrying amount of the Company’s time deposits by contractual maturity as of June 30, 2024.

(Dollars in thousands)	June 30, 2024
2024	$275,107
2025	345,671
2026	102,098
2027	37,874
2028	550
Thereafter	536
Total	$761,836

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

The following table summarizes the contract or notional amount of the Company’s exposure to off-balance sheet risk as of June 30, 2024 and December 31, 2023.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Commitments to extend credit	$254,919	$235,560
Standby letters of credit	$15,329	$16,329

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

The following tables summarize the fair value of assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

		Fair Value Measurements at June 30, 2024 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$31,381	$—	$31,381	$—
U.S. government and federal agencies	13,354	—	13,354	—
Corporate bonds	2,483	—	2,483	—
U.S. agency collateralized mortgage obligations	32,708	—	32,708	—
Tax-exempt municipal	1,179	—	1,179	—
Taxable municipal	592	—	592	—
U.S. agency mortgage-backed	66,056	—	66,056	—
Equity securities, at fair value	3,033	3,033	—	—
Interest rate swap agreements	913	—	913	—
Total assets at fair value	$151,699	$3,033	$148,666	$—

Liabilities:
Interest rate swap agreements	$913	$—	$913	$—
Total liabilities at fair value	$913	$—	$913	$—

		Fair Value Measurements at December 31, 2023 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$42,977	$—	$42,977	$—
U.S. government and federal agencies	13,275	—	13,275	—
Corporate bonds	2,523	—	2,523	—
U.S. agency collateralized mortgage obligations	34,310	—	34,310	—
Tax-exempt municipal	1,231	—	1,231	—
Taxable municipal	587	—	587	—
U.S. agency mortgage-backed	75,090	—	75,090	—
Equity securities, at fair value	2,792	2,792	—	—
Interest rate swap agreement	846	—	846	—
Total assets at fair value	$173,631	$2,792	$170,839	$—

Liabilities:
Interest rate swap agreement	$846	$—	$846	$—
Total liabilities at fair value	$846	$—	$846	$—

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

At June 30, 2024, the Bank’s SBA 7(a) loan servicing portfolio, which is not included in the Company’s consolidated financial statements, totaled $4.9 million. At June 30, 2024, SBA servicing rights of $82 thousand were recorded in other assets in the Consolidated Balance Sheets. The SBA servicing rights' fair values were estimated using discounted cash flow analyses with an average discount rate of 12.2% and average conditional prepayment rates of 11.9%. There was no valuation allowance on loan servicing rights at June 30, 2024.

Collateral Dependent Loans

In accordance with ASC 326, loans that do not share risk characteristics are evaluated on an individual basis. The Company designates individually evaluated loans on nonaccrual status as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk and loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. The measurement of loss associated with collateral dependent loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if an appraisal of the property is more than one-year-old and not solely based on observable market comparables, or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income. The Company had no collateral dependent loans with a recorded reserve as of June 30, 2024 or December 31, 2023.

Other Real Estate Owned (“OREO”)

OREO is carried at the lower of cost or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value using observable market data, the Company records the property as Level 2. When an appraised value using observable market data is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the property as Level 3 valuation. Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The Company had no OREO as of June 30, 2024 or December 31, 2023.

The following tables present the carrying value and estimated fair value, including the level within the fair value hierarchy, of the Company’s financial instruments as of  June 30, 2024 and December 31, 2023.

		Fair Value Measurements at June 30, 2024 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	June 30, 2024	(Level 1)	(Level 2)	(Level 3)	June 30, 2024
Assets:
Cash and cash equivalents	$182,605	$182,605	$—	$—	$182,605
Securities:
Available-for-sale	147,753	—	147,753	—	147,753
Held-to-maturity	93,830	—	77,268	—	77,268
Equity securities, at fair value	3,033	3,033	—	—	3,033
Restricted securities, at cost	4,966	—	4,966	—	4,966
Loans, net	1,808,754	—	—	1,680,664	1,680,664
Interest rate swap agreements	913	—	913	—	913
Loan servicing rights	82	—	—	85	85
Accrued interest receivable	6,196	—	6,196	—	6,196
Liabilities:
Deposits	$1,912,840	$—	$1,912,037	$—	$1,912,037
Federal Reserve Bank borrowings	77,000	—	77,000	—	77,000
Subordinated debt	24,749	—	—	21,735	21,735
Interest rate swap agreements	913	—	913	—	913
Accrued interest payable	4,029	—	4,029	—	4,029

		Fair Value Measurements at December 31, 2023 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)	December 31, 2023
Assets:
Cash and cash equivalents	$99,005	$99,005	$—	$—	$99,005
Securities:
Available-for-sale	169,993	—	169,993	—	169,993
Held-to-maturity	95,505	—	79,532	—	79,532
Equity securities, at fair value	2,792	2,792	—	—	2,792
Restricted securities, at cost	5,012	—	5,012	—	5,012
Loans, net	1,840,424	—	—	1,730,205	1,730,205
Interest rate swap agreement	846	—	846	—	846
Loan servicing rights	22	—	—	22	22
Accrued interest receivable	6,110	—	6,110	—	6,110
Liabilities:
Deposits	$1,906,600	$—	$1,906,835	$—	$1,906,835
Federal Reserve Bank borrowings	54,000		54,000		54,000
Federal funds purchased	10,000	—	10,000	—	10,000
Subordinated debt	24,708	—	—	21,873	21,873
Interest rate swap agreement	846	—	846	—	846
Accrued interest payable	4,559	—	4,559	—	4,559

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

The following table summarizes the computation of earnings per share for the three and six months ended June 30, 2024 and June 30, 2023.

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Earnings per common share - basic:
Income available to common shareholders (in thousands):
Net income	$3,905	$4,490	$8,109	$10,794
Less: Income attributable to unvested restricted stock awards	(13)	(15)	(26)	(38)
Net income available to common shareholders	$3,892	$4,475	$8,083	$10,756

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,219,305	14,125,538	14,197,937	14,199,553
Less: Unvested restricted stock	(46,060)	(47,880)	(45,822)	(49,398)
Weighted-average common shares outstanding - basic	14,173,245	14,077,658	14,152,115	14,150,155

Earnings per common share - basic	$0.27	$0.32	$0.57	$0.76

Earnings per common share - diluted:
Income available to common shareholders (in thousands):
Net income	$3,905	$4,490	$8,109	$10,794
Less: Income attributable to unvested restricted stock awards	(13)	(15)	(26)	(38)
Net income available to common shareholders	$3,892	$4,475	$8,083	$10,756

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,219,305	14,125,538	14,197,937	14,199,553
Less: Unvested restricted stock	(46,060)	(47,880)	(45,822)	(49,398)
Plus: Effect of dilutive options	26,926	65,595	37,402	78,000
Weighted-average common shares outstanding - diluted	14,200,171	14,143,253	14,189,517	14,228,155

Earnings per common share - diluted	$0.27	$0.32	$0.57	$0.76

Outstanding options to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. All stock options outstanding as of June 30, 2024 and June 30, 2023 were included in computing diluted earnings per share for the three and six months ended June 30, 2024 and June 30, 2023, respectively, as none had anti-dilutive effects.

Note 10— Stock Based Compensation Plan

The Company’s share-based compensation plan, approved by stockholders and effective April 28, 2015 (the “2015 Plan”), provides for the grant of share-based awards in the form of incentive stock options, non-incentive stock options, restricted stock and restricted stock units to directors and employees. The Company has reserved 976,211 shares of voting common stock for issuance under the 2015 Plan, which will remain in effect until April 28, 2025. The Company’s Compensation Committee administers the 2015 Plan and has the authority to determine the terms and conditions of each award thereunder. As of June 30, 2024, 276,779 shares are available to grant in future periods under the 2015 Plan.

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

The table below provides a summary of the stock options activity for the six months ended June 30, 2024.

	June 30, 2024
		Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price	Value
Outstanding at January 1, 2024	162,147	$11.77
Granted	—	—
Exercised	(83,137)	11.77
Forfeited or expired	—	—
Outstanding at June 30, 2024	79,010	11.77	$447,659
Exercisable June 30, 2024	79,010	$11.77	$447,659

The aggregate intrinsic value of stock options in the table above represents the total amount by which the current market value of the underlying stock exceeds the exercise price of the option that would have been received by the Company had all option holders exercised their options on June 30, 2024. The intrinsic value of options exercised was $116 thousand and $570 thousand for the three and six months ended June 30, 2024, respectively, and $7 thousand and $370 thousand for the three and six months ended June 30, 2023, respectively. These amounts and the intrinsic values noted in the table above change based on changes in the market value of the Company’s voting common stock.

The table below provides a summary of the stock options outstanding and exercisable as of June 30, 2024.

	June 30, 2024
	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Number	Contractual Life	Number	Contractual Life
Exercise Prices	Outstanding	in Years	Exercisable	in Years
$11.01 - $12.00	77,948	0.78	77,948	0.78
$12.01 - $13.00	1,062	0.48	1,062	0.48
Total	79,010	0.78	79,010	0.78

There were no options granted during the three or six months ended June 30, 2024 or June 30, 2023.

The Company did not record any share-based compensation expense applicable to the Company’s share-based compensation plans for stock options during the three and six months ended June 30, 2024 or June 30, 2023.

The Company does not have any unrecognized share-based compensation expense related to nonvested options as of June 30, 2024.

The table below provides a summary of the restricted stock awards granted under the 2015 plan for the six months ended June 30, 2024.

	June 30, 2024
		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at January 1, 2024	47,318	$23.12
Granted	1,750	17.49
Vested	(2,815)	16.20
Forfeited	—	—
Nonvested at June 30, 2024	46,253	23.32

Compensation expense for restricted stock grants is recognized over the vesting period of the awards based on the fair value of the Company’s voting common stock at issue date. The fair value of the stock was determined using the closing stock price on the day of grant. The restricted stock grants vest over two to five years. The Company awarded restricted stock grants for 180 share of common stock during the six months ended June 30, 2023.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $133 thousand and $137 thousand for the three months ended June 30, 2024 and June 30, 2023, respectively. The total fair value of the shares, which vested during the three months ended June 30, 2024 and June 30, 2023, was $7 thousand and $46 thousand, respectively.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $265 thousand and $334 thousand for the six months ended June 30, 2024 and June 30, 2023, respectively. The total fair value of the shares, which vested during the six months ended June 30, 2024 and June 30, 2023, was $56 thousand and $210 thousand, respectively.

Unrecognized share-based compensation expense related to nonvested restricted stock grants amounted to $803 thousand as of June 30, 2024. This amount is expected to be recognized over a weighted-average period of 1.7 years.

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

The Bank is subject to capital adequacy standards adopted by the Federal Reserve, including the capital rules that implemented the Basel III regulatory capital reforms developed by the Basel Committee on Banking Supervision. Failure to meet minimum capital requirements can initiate certain mandatory – possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that the Bank met all capital adequacy requirements to which it was subject as of June 30, 2024 and December 31, 2023.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, common equity Tier 1 to risk-weighted assets, and Tier 1 capital to average assets.

In addition to the minimum regulatory capital required for capital adequacy purposes, the Bank is required to maintain a minimum capital conservation buffer above those minimums in the form of common equity. The capital conservation buffer, which was phased in ratably over a four year period beginning January 1, 2016, is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. The capital conservation buffer was 2.5% at June 30, 2024, and is applicable for the common equity Tier 1, Tier 1, and total capital ratios.

As of June 30, 2024, the most recent notification from the Reserve Bank categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institution must maintain minimum total risk-based, common equity Tier 1, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The table below provides a summary of the Bank’s capital ratios as of June 30, 2024 and December 31, 2023.

					Minimum To Be Well Capitalized
	Actual		Minimum Capital Requirement(1)		Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2024
Total capital (to risk weighted assets)	$290,228	16.4%	$185,795	10.5%	$176,947	10.0%
Tier 1 capital (to risk weighted assets)	272,276	15.4%	150,405	8.5%	141,558	8.0%
Common equity tier 1 capital (to risk weighted assets)	272,276	15.4%	123,863	7.0%	115,016	6.5%
Tier 1 capital (to average assets)	272,276	12.2%	89,479	4.0%	111,849	5.0%

As of December 31, 2023
Total capital (to risk weighted assets)	$282,082	15.7%	$188,448	10.5%	$179,475	10.0%
Tier 1 capital (to risk weighted assets)	263,637	14.7%	152,553	8.5%	143,580	8.0%
Common equity tier 1 capital (to risk weighted assets)	263,637	14.7%	125,632	7.0%	116,658	6.5%
Tier 1 capital (to average assets)	263,637	11.6%	91,163	4.0%	113,954	5.0%

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

The following table shows the components of non-interest income for the three and six months ended June 30, 2024 and June 30, 2023.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Service charges on deposit accounts (1)
Overdrawn account fees	$22	$21	$43	$35
Account service fees	66	61	133	119
Other service charges and fees (1)
Interchange income	91	104	180	203
Other charges and fees	74	210	134	314
Bank owned life insurance	—	101	—	201
Losses on sale of available-for-sale securities	—	—	—	(202)
Net gains on premises and equipment (1)	—	17	—	16
Insurance commissions (1)	40	50	292	256
Gain on sale of government guaranteed loans	216	23	349	23
Non-qualified deferred compensation plan asset gains, net	35	83	159	172
Other operating income (2)	11	15	83	114
Total non-interest income	$555	$685	$1,373	$1,251
(1)	Income within the scope of ASC 606.
(2)

Includes other operating income within the scope of ASC 606 amounting to $11 thousand and $19 thousand for the three and six months ended June 30, 2024, respectively. Includes other operating income of $64 thousand related to swap fee income on a back-to-back loan swaps for the six months ended June 30, 2024, which is outside the scope of ASC 606. Includes other operating income within the scope of ASC 606 amounting to $15 thousand and $23 thousand for the three and six months ended June 30, 2023, respectively. Includes other operating income of $91 thousand related to swap fee income on a back-to-back loan swaps for the six months ended June 30, 2023, which is outside the scope of ASC 606.

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

Note 13— Other Operating Expenses

The following table shows the components of other operating expenses for the three and six months ended June 30, 2024 and June 30, 2023.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Advertising expense	$97	$76	$194	$153
Data processing	530	447	1,057	881
FDIC insurance	220	283	480	496
Professional fees	208	136	494	294
State franchise tax	574	604	1,144	1,181
Director costs	189	188	400	443
Other operating expenses	467	380	882	758
Total other operating expenses	$2,285	$2,114	$4,651	$4,206

Note 14— Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax for the six months ended June 30, 2024 and June 30, 2023.

	June 30, 2024
		Unrealized Gains on
		Securities Transferred from
	Unrealized Loss on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Loss
Beginning balance, January 1, 2024	$(12,400)	$149	$(12,251)
Net change during the period	(260)	(44)	(304)
Ending balance, June 30, 2024	$(12,660)	$105	$(12,555)

	June 30, 2023
		Unrealized Gains on
		Securities Transferred from
	Unrealized Loss on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Loss
Beginning balance, January 1, 2023	$(28,942)	$245	$(28,697)
Net change during the period	171	(49)	122
Ending Balance, June 30, 2023	$(28,771)	$196	$(28,575)

The Company did not have any items reclassified out of accumulated other comprehensive income (loss) to net income during the six months ended June 30, 2024. Items reclassified out of accumulated other comprehensive income (loss) to net income during the six months ended June 30, 2023 consisted of losses on securities classified as available-for-sale. The losses on these transactions totaled $202 thousand and the related tax benefit was $42 thousand. Losses are included in the “Losses on sale of available-for-sale securities” line item and the related tax is presented in the “Income tax expense” line item in the Consolidated Statements of Income.

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

As of June 30, 2024, the Company had total consolidated assets of $2.27 billion, total loans net of unearned income of $1.83 billion, total deposits of $1.91 billion and total shareholders’ equity of $235.3 million.

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

Selected Financial Data

The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of June 30, 2024 and June 30, 2023 and the selected income statement data for the three and six months ended June 30, 2024 and June 30, 2023 have been derived from our consolidated financial statements.

	As of or for the Three Months Ended		As of or for the Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Balance Sheet Data:
Loans, net of unearned income	$1,827,187	$1,769,801	$1,827,187	$1,769,801
Allowance for loan credit losses	18,433	20,269	18,433	20,269
Total assets	2,269,757	2,364,250	2,269,757	2,364,250
Deposits	1,912,840	2,046,309	1,912,840	2,046,309
Shareholders’ equity	235,346	218,970	235,346	218,970
Asset Quality Data:
Net (charge-offs) recoveries to average total loans, net of unearned income (annualized)	0.00%	0.00%	0.00%	0.00%
Allowance for loan credit losses to nonperforming loans	NM	NM	NM	NM
Allowance for loan credit losses to total gross loans net of unearned income	1.01%	1.17%	1.01%	1.17%
Non-performing assets to total assets	0.00%	0.00%	0.00%	0.00%
Non-performing loans to total loans	0.00%	0.00%	0.00%	0.00%
Capital Ratios (Bank level):
Equity-to-total assets ratio	11.4%	10.2%	11.4%	10.2%
Total risk-based capital ratio	16.4%	16.1%	16.4%	16.1%
Tier 1 risk-based capital ratio	15.4%	15.0%	15.4%	15.0%
Common equity tier 1 ratio	15.4%	15.0%	15.4%	15.0%
Leverage ratio	12.2%	11.6%	12.2%	11.6%
Income Statement Data:
Interest and dividend income	$26,791	$24,455	$53,710	$47,908
Interest expense	14,710	12,446	29,885	21,430
Net interest income	$12,081	$12,009	$23,825	$26,478
Provision for (recovery of) credit losses	(292)	(868)	(1,068)	(1,642)
Non-interest income	555	685	1,373	1,251
Non-interest expense	7,909	7,831	15,833	15,601
Income before taxes	$5,019	$5,731	$10,433	$13,770
Income tax expense	1,114	1,241	2,324	2,976
Net income	$3,905	$4,490	$8,109	$10,794
Per Share Data and Shares Outstanding:
Weighted average common shares (basic)	14,173,245	14,077,658	14,152,115	14,150,155
Weighted average common shares (diluted)	14,200,171	14,143,253	14,189,517	14,228,155
Common shares outstanding	14,229,853	14,126,138	14,229,853	14,126,138
Earnings per share, basic	$0.27	$0.32	$0.57	$0.76
Earnings per share, diluted	$0.27	$0.32	$0.57	$0.76
Book value per share	$16.54	$15.50	$16.54	$15.50
Performance Ratios:
Return on average assets ("ROAA")(1)	0.70%	0.77%	0.72%	0.93%
Return on average equity ("ROAE")(2)	6.68%	8.13%	6.95%	9.85%
Net interest margin	2.19%	2.09%	2.14%	2.32%
Tax-equivalent net interest margin (Non-GAAP)(3)	2.19%	2.10%	2.15%	2.33%
Non-interest expense to average assets (annualized)(4)	1.42%	1.34%	1.41%	1.34%
Efficiency ratio(5)	62.6%	61.7%	62.8%	56.3%

NM – Not meaningful

(1)	ROAA is calculated by dividing year-to-date net income annualized by year-to-date average assets.
(2)	ROAE is calculated by dividing year-to-date net income annualized by year-to-date average equity.

(3)	Tax-equivalent net interest margin for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(4)	Non-interest expense to average assets is calculated by dividing year-to-date annualized non-interest expense by year-to-date average assets.
(5)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

Results of Operations – Six Months Ended June 30, 2024 and June 30, 2023

Overview

Net income for the six months ended June 30, 2024 decreased $2.7 million or 24.9% to $8.1 million compared to $10.8 million for the same period of 2023. Diluted earnings per share for the six months ended June 30, 2024 were $0.57, a 25.0% decrease when compared to the $0.76 reported for the six months ended June 30, 2023.

Net interest income for the six months ended June 30, 2024 decreased $2.7 million or 10.0% compared to the same period of 2023, driven primarily by the increase in costs of interest-bearing liabilities outpacing the increase in yield on interest-earning assets.

The Company recorded a $1.1 million recovery of credit losses for the six months ended June 30, 2024 compared to a $1.6 million recovery of credit losses for the six month ended June 30, 2023. Additional discussion of the provision for credit losses is included below under the heading Provision for Credit Losses.

Non-interest income increased $122 thousand or 9.8% during the six months ended June 30, 2024 compared to the same period of 2023. The increase in non-interest income was primarily due to an increase of $326 thousand in gains recorded on the sale of the guaranteed portion of SBA 7(a) loans, partially offset by decreases of $203 thousand in other service charges and fees due to lower penalty fee income recognized on the early withdrawal of certificates of deposit.

Non-interest expense increased $232 thousand or 1.5% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in non-interest expense was primarily due to non-recurring expenses totaling $138 thousand incurred during the first quarter of 2024 in connection with a strategic opportunity that was explored and ultimately did not materialize. The remaining $93 thousand increase was due to increases in data processing expense and professional fees, partially offset by lower salaries and employee benefit expense.  The decrease in salaries and employee benefits was due to lower deferred compensation expense, lower incentive accruals, and higher direct loan origination costs when compared to the same period of the prior year. Salaries and employee benefit expense is reduced to account for the portion of salary costs incurred to originate a loan and are subsequently amortized into income to match the costs incurred with the economic benefit derived from originating a loan.

The ROAA for the six months ended June 30, 2024 and June 30, 2023 was 0.72% and 0.93%, respectively. The ROAE for the six months ended June 30, 2024 and June 30, 2023 was 6.95% and 9.85%, respectively.

Net Interest Income and Net Interest Margin

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the six months ended June 30, 2024 and June 30, 2023.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$261,970	$2,629	2.02%	$449,272	$4,536	2.04%
Tax-exempt(1)	1,380	22	3.21%	3,184	43	2.72%
Total securities	$263,350	$2,651	2.02%	$452,456	$4,579	2.04%
Loans, net of unearned income(2):
Taxable	1,803,507	46,684	5.21%	1,741,915	40,969	4.74%
Tax-exempt(1)	19,837	378	3.83%	28,447	584	4.14%
Total loans, net of unearned income	$1,823,344	$47,062	5.19%	$1,770,362	$41,553	4.73%
Interest-bearing deposits in other banks	$148,445	$4,080	5.53%	$77,571	$1,908	4.96%
Total interest-earning assets	$2,235,139	$53,793	4.84%	$2,300,389	$48,040	4.21%
Total non-interest earning assets	16,726			39,342
Total assets	$2,251,865			$2,339,731
Liabilities & Shareholders’ Equity:
Interest-bearing deposits
NOW accounts	$308,612	$4,211	2.74%	$272,872	$2,245	1.66%
Money market accounts	323,287	5,122	3.19%	390,511	4,951	2.56%
Savings accounts	52,122	361	1.39%	81,025	475	1.18%
Time deposits	791,157	17,687	4.50%	858,027	12,647	2.97%
Total interest-bearing deposits	$1,475,178	$27,381	3.73%	$1,602,435	$20,318	2.56%
Federal funds purchased	55	2	7.31%	392	9	4.63%
Subordinated debt, net	24,726	698	5.68%	24,643	698	5.71%
Federal Reserve Bank borrowings	76,116	1,804	4.77%	14,022	338	4.86%
Other borrowed funds	—	—	N/M %	3,001	67	4.50%
Total interest-bearing liabilities	$1,576,075	$29,885	3.81%	$1,644,493	$21,430	2.63%
Demand deposits	423,414			456,445
Other liabilities	17,832			17,845
Total liabilities	$2,017,321			$2,118,783
Shareholders’ equity	$234,544			$220,948
Total liabilities and shareholders’ equity	$2,251,865			$2,339,731

Tax-equivalent net interest income and spread (Non-GAAP)(1)		$23,908	1.03%		$26,610	1.58%
Less: tax-equivalent adjustment		83			132
Net interest income and spread (GAAP)		$23,825	1.02%		$26,478	1.57%

Interest income/earnings assets			4.83%			4.20%
Interest expense/earning assets			2.69%			1.88%
Net interest margin			2.14%			2.32%

Tax-equivalent interest income/earnings assets (Non-GAAP)(1)			4.84%			4.21%
Interest expense/earning assets			2.69%			1.88%
Tax-equivalent net interest margin (Non-GAAP)(3)			2.15%			2.33%
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)	The Company did not have any loans on nonaccrual as of June 30, 2024 or June 30, 2023.

(3)

Tax-equivalent net interest margin adjusts for differences in tax treatment of interest income sources. The entire tax-equivalent adjustment is attributable to interest income on earning assets. Interest expense and the related cost of interest-bearing liabilities and cost of funds ratios are not affected by the tax-equivalent components.

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

Tax-Equivalent Net Interest Income

	Six months ended
	June 30,
(Dollars in thousands)	2024	2023
GAAP Financial Measurements:
Interest Income - Loans	$46,983	$41,430
Interest Income - Securities and Other Interest-Earning Assets	6,727	6,478
Interest Expense - Deposits	27,381	20,318
Interest Expense - Borrowings	2,504	1,112
Total Net Interest Income (GAAP)	$23,825	$26,478

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	79	123
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	4	9
Total Tax Benefit on Tax-Exempt Interest Income (1)	$83	$132
Tax-Equivalent Net Interest Income (Non-GAAP)	$23,908	$26,610

(1)Tax benefit was calculated using the federal statutory tax rate of 21%.

Net interest income decreased $2.7 million or 10.0% on a fully tax-equivalent basis for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease in net interest income was driven by the increase in the costs of interest-bearing liabilities outpacing the increase in yield on interest-earning assets.

On a fully tax-equivalent basis, the net interest margin was 2.15% for the six months ended June 30, 2024, compared to 2.33% for the six months ended June 30, 2023. The decrease in net interest margin was primarily due to an increase in the cost of interest-bearing liabilities, which more than offset the increase in yields on loans, investments, and interest-bearing deposits in other banks. The cost of interest-bearing liabilities was 3.81% for the six months ended June 30, 2024 compared to 2.63% for the six months ended June 30, 2023.  The increase in the cost of interest-bearing liabilities was primarily due to a 117 basis points increase in the cost of interest-bearing deposits resulting from the repricing of the Company’s time deposits coupled with an increase in rates offered on money market, NOW and savings deposit accounts since the second quarter of 2023. The increase in the overall cost of interest-bearing liabilities in the first half of 2024 relative to the same period of the prior year is largely due to Federal Reserve Bank rate increases totaling 5.25% between March 2022 and July 2023.

The loan portfolio’s yield for the six months ended June 30, 2024 was 5.19% compared to 4.73% for the six months ended June 30, 2023. The increase of 46 basis points was primarily attributable to an increase in yield on the Company’s variable rate loans as a result of an increase in interest rates subsequent to June 30, 2023 coupled with a higher weighted average yield on loans originated since the first half of 2023.

The yield on interest-bearing deposits due from banks for the six months ended June 30, 2024 was 5.53% compared to 4.96% for the six months ended June 30, 2023. The increase of 57 basis points was primarily due to a higher federal funds rate during the six months ended June 30, 2024 when compared to the same period of 2023.

The following table presents the effects of changing rates and volumes on tax-equivalent net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated to volume.

Rate/Volume Analysis

	For the Six Months Ended June 30,
	2024 and 2023
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$(1,881)	$(26)	$(1,907)
Tax-exempt(1)	(25)	4	(21)
Total securities	$(1,906)	$(22)	$(1,928)
Loans, net of unearned income:
Taxable	1,594	4,121	5,715
Tax-exempt(1)	(164)	(42)	(206)
Total loans, net of unearned income(2)	$1,430	$4,079	$5,509
Interest-bearing deposits in other banks	$1,982	$190	$2,172
Total interest-earning assets	$1,506	$4,247	$5,753
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$798	$1,168	$1,966
Money market accounts	(1,183)	1,354	171
Savings accounts	(200)	86	(114)
Time deposits	(1,531)	6,571	5,040
Total interest-bearing deposits	$(2,116)	$9,179	$7,063
Federal funds purchased	(7)	—	(7)
Subordinated debt	—	—	—
Federal Reserve Bank borrowings	1,470	(4)	1,466
Other borrowed funds	(70)	3	(67)
Total interest-bearing liabilities	$(723)	$9,178	$8,455
Change in tax-equivalent net interest income (Non-GAAP)	$2,229	$(4,931)	$(2,702)
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

(2)The Company did not have any loans on nonaccrual as of June 30, 2024 or June 30, 2023.

Interest Income

Interest income increased by $5.8 million or 12.0% to $53.8 million on a fully tax-equivalent basis for the six months ended June 30, 2024 compared to $48.0 million for the six months ended June 30, 2023, driven by both an increase in rates and volume on interest-earning assets. The increase in rate on interest-earning assets was primarily attributable to the Company’s loan portfolio. The increase in volume of average interest-earning assets was primarily attributable to interest-bearing deposits due from banks and the Company’s loan portfolio.

Fully tax-equivalent interest income on loans increased by approximately $5.5 million as a result of an increase in rate and volume. Average loans increased $53.0 million between the six months ended June 30, 2024 and June 30, 2023, which was primarily attributable to origination volume in the investor real estate and residential loan portfolios subsequent to June 30, 2023.

Fully tax-equivalent interest income on investment securities decreased by approximately $2.0 million primarily as a result of a decrease in volume. Average investment securities decreased approximately $189.1 million between the six months ended June 30, 2024 and June 30, 2023, primarily due to the sale of certain low-yielding investment securities in July 2023, and to a lesser extent, the amortization of securities.

Interest income on interest-bearing deposits in other banks increased by $2.2 million as a result of an increase in volume. Average interest-bearing deposits in other banks increased approximately $70.9 million between the six months ended June 30, 2024 and June 30, 2023, primarily due to the redeployment of proceeds from the sale of certain low-yielding investment securities in July 2023 to other higher-yielding assets, including interest-bearing deposits in other banks.

Interest Expense

Interest expense increased by $8.5 million to $29.9 million for the six months ended June 30, 2024 compared to $21.4 million for the six months ended June 30, 2023, primarily due to an increase in rates on deposits and increase in volume on borrowings. The increase in rates on deposits was primarily a result of the repricing of the Company’s time deposits coupled with an increase in rates offered on deposit accounts subsequent to June 30, 2023 as a result of an increase in benchmark interest rates. The increase in volume on borrowings was primarily a result of the Company’s utilization of BTFP advances.

Provision for Credit Losses

The Company recorded a $1.1 million recovery of provision for credit losses for the six months ended June 30, 2024 compared to a $1.6 million recovery of provision for credit losses for the six months ended June 30, 2023. The recovery of provision for credit losses for the current period that is directly attributable to the funded loan portfolio was $1.1 million.

The recovery of provision for credit losses during the six months ended June 30, 2024 was primarily a result of changes in the composition of the loan portfolio, improved economic forecasts used in the quantitative portion of the model and an assessment of management’s considerations of qualitative factors combined with the continued strong credit performance of our loan portfolio segments.  See “Asset Quality” below for additional information on the credit quality of the loan portfolio.

Non-interest Income

The Company’s recurring sources of non-interest income consist primarily of interchange income, gains on sale of government guaranteed loans, service charges on deposit accounts and insurance commissions. Generally speaking, loan fees are included in interest income on the loan portfolio and not reported as non-interest income.

The following table summarizes non-interest income for the six months ended June 30, 2024 and June 30, 2023.

	Six months ended
	June 30,
(Dollars in thousands)	2024	2023
Service charges on deposit accounts
Overdrawn account fees	$43	$35
Account service fees	133	119
Other service charges and fees
Interchange income	180	203
Other charges and fees	134	314
Bank owned life insurance	—	201
Losses on sale of available-for-sale securities	—	(202)
Net gains on premises and equipment	—	16
Insurance commissions	292	256
Gain on sale of government guaranteed loans	349	23
Non-qualified deferred compensation plan asset gains, net	159	172
Other operating income	83	114
Total non-interest income (loss)	$1,373	$1,251

Non-interest income increased $122 thousand during the six months ended June 30, 2024 compared to the same period of 2023. As previously disclosed, the Company surrendered all of its BOLI policies in July 2023.  Excluding the effects from decreased BOLI income of $201 thousand, unfavorable variances associated with mark-to-market adjustments on the Company’s nonqualified deferred compensation plan (“NQDC”) totaling $13 thousand, and non-recurring losses of $202 thousand recognized on the sale of certain investment securities during the first quarter of 2023, non-interest income was $1.2 million for the six months ended June 30, 2024 compared to $1.1 million for the same period in 2023. The increase in non-interest income was primarily due to increases of $326 thousand in gains recorded on the sale of the guaranteed portion of SBA 7(a) loans, partially offset by decreases of $203 thousand in other service charges and fees due to lower penalty fee income recognized on the early withdrawal of certificates of deposit.

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

The following table summarizes non-interest expense for the six months ended June 30, 2024 and June 30, 2023.

	Six months ended
	June 30,
(Dollars in thousands)	2024	2023
Salaries and employee benefits expense	$9,685	$9,877
Occupancy expense of premises	899	918
Furniture and equipment expenses	598	600
Advertising expense	194	153
Data processing	1,057	881
FDIC insurance	480	496
Professional fees	494	294
State franchise tax	1,144	1,181
Bank insurance	120	114
Vendor services	307	273
Supplies, printing, and postage	69	62
Director costs	400	443
Other operating expenses	386	309
Total non-interest expense	$15,833	$15,601

Non-interest expense increased $232 thousand or 1.5% during the six months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due to non-recurring professional fees and directors costs totaling $138 thousand incurred during the first quarter of 2024 in connection with a strategic opportunity that was explored during the three months ended March 31, 2024 that ultimately did not materialize. The remaining $93 thousand increase was due to increases in data processing expense and professional fees primarily related to increased contract costs due to annual increases and increased volume based charges. These increases were partially offset by a decrease in salaries and employee benefits expense due to changes in staffing and a reduction in incentive compensation accruals when compared to the same period of the prior year. Incentive compensation accruals can fluctuate materially from quarter to quarter, based upon the Company’s financial performance and conditions measured against, among other evaluation criteria, our strategic plan and budget. At the end of each year, the ultimate determination of the incentive compensation is approved by the Board of Directors.

Income Taxes

Income tax expense decreased $652 thousand or 21.9% to $2.3 million for the six months ended June 30, 2024 compared to $3.0 million for the six months ended June 30, 2023. Our effective tax rate for the six months ended June 30, 2024 was 22.3% compared to 21.6% for the same period ended June 30, 2023. The increase in our effective tax rate between the comparative periods was primarily due to a decrease in tax benefits associated with our BOLI policies as all policies were surrendered in July 2023.

Results of Operations – Three Months Ended June 30, 2024 and June 30, 2023

Net income for the three months ended June 30, 2024 decreased $585 thousand or 13.0% to $3.9 million compared to $4.5 million for the three months ended June 30, 2023. Diluted earnings per share for the three months ended June 30, 2024 were $0.27, a 15.6% decrease when compared to the $0.32 reported for the three months ended June 30, 2023.

Net interest income for the three months ended June 30, 2024 increased $72 thousand or 0.6% compared to the three months ended June 30, 2023, driven primarily by the increase in yield on interest-earning assets outpacing the increase in costs of interest-bearing liabilities coupled with the decrease in overall funding balances.

The Company recorded a $292 thousand recovery of provision for credit losses for the three months ended June 30, 2024 compared to a recovery of provision for credit losses of $868 thousand for the three months ended June 30, 2023. Additional discussion of the provision for credit losses is included below under the heading Provision for Credit Losses.

Non-interest income decreased $130 thousand during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. A portion of this decrease was due to a decrease in BOLI income of $101 thousand due to the surrender of all BOLI policies in July 2023 and a decrease of $48 thousand due to unfavorable variances associated with mark-to-market adjustments on investments related to the Company’s NQDC when compared to the second quarter of 2023. Excluding the effects from the Company’s BOLI policy surrender and mark-to market adjustments on the Company’s NQDC, non-interest income was $520 thousand for the second quarter of 2024 compared to $501 thousand for the second quarter of 2023. During the three months ended June 30, 2024, gains recorded on the sale of the guaranteed portion of SBA 7(a) loans increased $193 thousand due to increased sale activity. This increase in non-interest income was partially offset by lower service charges and fees of $149 thousand due to lower penalty fee income recognized on the early withdrawal of certificates of deposit.

Non-interest expense increased $78 thousand or 1.0% during the three months ended June 30, 2024  compared to the three months ended June 30, 2023 primarily due to increases in data processing expense and professional fees, partially offset by lower FDIC insurance expense and lower salaries and employee benefit expense. The increase in data processing fees was primarily due to contractual increases and volume based activity. The increase in professional fees was due to increased contract costs. The decrease in salaries and employee benefits was due to lower deferred compensation expense, lower incentive accruals, and higher direct loan origination costs when compared to the same period of the prior year. Salaries and employee benefit expense is reduced to account for the portion of salary costs incurred to originate a loan and are subsequently amortized into income to match the costs incurred with the economic benefit derived from originating a loan. The decrease in FDIC insurance expense was the result of a lower assessment base. The Company continues to analyze cost savings opportunities on existing leases and material contracts.

The ROAA for the three months ended June 30, 2024 and June 30, 2023 was 0.70% and 0.77%, respectively. The ROAE for the three months ended June 30, 2024 and June 30, 2023 was 6.68% and 8.13%, respectively.

Net Interest Income and Net Interest Margin

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the three months ended June 30, 2024 and June 30, 2023.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$254,561	$1,278	2.02%	$438,845	$2,210	2.02%
Tax-exempt(1)	1,379	11	3.21%	2,933	20	2.74%
Total securities	$255,940	$1,289	2.03%	$441,778	$2,230	2.02%
Loans, net of unearned income(2):
Taxable	1,793,487	23,227	5.21%	1,739,511	20,775	4.79%
Tax-exempt(1)	17,235	169	3.94%	28,320	292	4.14%
Total loans, net of unearned income	$1,810,722	$23,396	5.20%	$1,767,831	$21,067	4.78%
Interest-bearing deposits in other banks	$155,996	$2,144	5.53%	$95,441	$1,225	5.15%
Total interest-earning assets	$2,222,658	$26,829	4.85%	$2,305,050	$24,522	4.27%
Total non-interest earning assets	16,603			39,662
Total assets	$2,239,261			$2,344,712
Liabilities & Shareholders’ Equity:
Interest-bearing deposits
NOW accounts	$303,745	2,012	2.66%	$287,094	$1,483	2.07%
Money market accounts	321,822	2,545	3.18%	352,373	2,476	2.82%
Savings accounts	51,179	186	1.46%	74,483	231	1.24%
Time deposits	773,470	8,707	4.53%	901,104	7,569	3.37%
Total interest-bearing deposits	$1,450,216	$13,450	3.73%	$1,615,054	$11,759	2.92%
Subordinated debt, net	24,737	349	5.67%	24,653	349	5.68%
Federal Reserve Bank borrowings	77,000	911	4.76%	27,890	338	4.86%
Total interest-bearing liabilities	$1,551,953	$14,710	3.81%	$1,667,597	$12,446	2.99%
Demand deposits	432,794			436,648
Other liabilities	19,378			18,859
Total liabilities	$2,004,125			$2,123,104
Shareholders’ equity	$235,136			$221,608
Total liabilities and shareholders’ equity	$2,239,261			$2,344,712

Tax-equivalent net interest income and spread (Non-GAAP)(1)		$12,119	1.04%		$12,076	1.28%
Less: tax-equivalent adjustment		38			67
Net interest income and spread (GAAP)		$12,081	1.04%		$12,009	1.27%

Interest income/earnings assets			4.85%			4.26%
Interest expense/earning assets			2.66%			2.17%
Net interest margin			2.19%			2.09%

Tax-equivalent interest income/earnings assets (Non-GAAP)(1)			4.85%			4.27%
Interest expense/earning assets			2.66%			2.17%
Tax-equivalent net interest margin (Non-GAAP)(3)			2.19%			2.10%

(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)	The Company did not have any loans on nonaccrual as of June 30, 2024 or June 30, 2023.
(3)

Tax-equivalent net interest margin adjusts for differences in tax treatment of interest income sources. The entire tax-equivalent adjustment is attributable to interest income on earning assets. Interest expense and the related cost of interest-bearing liabilities and cost of funds ratios are not affected by the tax-equivalent components.

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

Tax-Equivalent Net Interest Income

	Three months ended
	June 30,
(Dollars in thousands)	2024	2023
GAAP Financial Measurements:
Interest Income - Loans	$23,360	$21,005
Interest Income - Securities and Other Interest-Earning Assets	3,431	3,450
Interest Expense - Deposits	13,450	11,759
Interest Expense - Borrowings	1,260	687
Total Net Interest Income (GAAP)	$12,081	$12,009

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	36	62
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	2	5
Total Tax Benefit on Tax-Exempt Interest Income (1)	$38	$67
Tax-Equivalent Net Interest Income (Non-GAAP)	$12,119	$12,076
(1)	Tax benefit was calculated using the federal statutory tax rate of 21%.

Net interest income increased $72 thousand or 0.6% on a fully tax-equivalent basis for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, driven primarily by the increase in yield on and volume of interest-earning assets outpacing the increase in costs of interest-bearing liabilities coupled with the decrease in overall funding balances..

On a fully tax-equivalent basis, the net interest margin was 2.19% for the three months ended June 30, 2024, compared to 2.10% for the three months ended June 30, 2023. The increase in net interest margin was primarily due to an increase in yields on the Company’s interest-earning assets and reduction in volume of time deposits.

The loan portfolio’s yield for the three months ended June 30, 2024 was 5.20% compared to 4.78% for the three months ended June 30, 2023. The increase of 42 basis points was primarily attributable to an increase in yield on the Company’s variable rate loans as a result of an increase in interest rates subsequent to June 30, 2023 coupled with a higher weighted average yield on loans originated since the second quarter of 2023.

The yield on interest-bearing deposits due from banks for the three months ended June 30, 2024 was 5.53% compared to 5.15% for the three months ended June 30, 2023. The increase of 38 basis points was primarily due to a higher average balance during the three months ended June 30, 2024 when compared to the same period of 2023.

The following table presents the effects of changing rates and volumes on tax-equivalent net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated to volume.

Rate/Volume Analysis

	For the Three Months Ended June 30,
	2024 and 2023
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$(923)	$(9)	$(932)
Tax-exempt(1)	(11)	2	(9)
Total securities	$(934)	$(7)	$(941)
Loans, net of unearned income:
Taxable	699	1,753	2,452
Tax-exempt(1)	(108)	(15)	(123)
Total loans, net of unearned income(2)	$591	$1,738	$2,329
Interest-bearing deposits in other banks	$867	$52	$919
Total interest-earning assets	$524	$1,783	$2,307
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$200	$329	$529
Money market accounts	(306)	375	69
Savings accounts	(85)	40	(45)
Time deposits	(1,440)	2,578	1,138
Total interest-bearing deposits	$(1,631)	$3,322	$1,691
Subordinated debt	—	—	—
Federal Reserve Bank borrowings	581	(8)	573
Total interest-bearing liabilities	$(1,050)	$3,314	$2,264
Change in tax-equivalent net interest income (Non-GAAP)	$1,574	$(1,531)	$43

(1) Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

(2) The Company did not have any loans on nonaccrual as of June 30, 2024 or June 30, 2023.

Interest Income

Interest income increased by $2.3 million or 9.4% to $26.8 million on a fully tax-equivalent basis for the three months ended June 30, 2024 compared to $24.5 million for the three months ended June 30, 2023, driven by both an increase in rates and volume on interest earning assets. The increase in rates on interest-earning assets was primarily attributable to the Company’s loan portfolio. The increase in volume of average interest-earning assets was primarily attributable to interest-bearing deposits due from banks and the Company’s loan portfolio.

Fully tax-equivalent interest income on loans increased by approximately $2.3 million as a result of volume and an increase in rates. Average loans increased $42.9 million between the three months ended June 30, 2024 and the three months ended June 30, 2023, which was primarily attributable to origination volume in the investor real estate and residential loan portfolios subsequent to June 30, 2023.

Fully tax-equivalent interest income on investment securities decreased by approximately $941 thousand primarily as a result of a decrease in volume. Average investment securities decreased approximately $185.8 million between the three months ended June 30, 2024 and June 30, 2023 primarily due to the sale of certain low-yielding investment securities in July 2023, and to a lesser extent, the amortization of securities.

Interest income on interest-bearing deposits in other banks increased by $919 thousand as a result of an increase in volume.  Average interest-bearing deposits in other banks increased approximately $60.5 million between the three months ended June 30, 2024 and June 30, 2023. The increase in interest-bearing deposits in other banks was primarily due to the redeployment of proceeds from the sale of certain low-yielding investment securities in July 2023 to other higher-yielding assets, including interest-bearing deposits in other banks. The increase in rates on loans, investment securities, and interest-bearing deposits in other banks was primarily attributable to an increase in benchmark interest rates since June 30, 2023.

Interest Expense

Interest expense increased by $2.3 million to $14.7 million for the three months ended June 30, 2024 compared to $12.4 million for the three months ended June 30, 2023, primarily due to an increase in rates on deposits and increase in volume on borrowings. The increase in rates on deposits was primarily a result of the repricing of the Company’s time deposits coupled with an increase in rates offered on deposit accounts subsequent to June 30, 2023 as a result of an increase in benchmark interest rates.  The increase in borrowings was primarily a result of the Company’s BTFP advances.

Provision for Credit Losses

The Company recorded a $292 thousand recovery of provision for credit losses for the three months ended June 30, 2024 compared to a $868 thousand recovery of provision for credit losses for the three months ended June 30, 2023. The recovery of provision for credit losses for the current period that is directly attributable to the funded loan portfolio was $239 thousand.

The recovery of provision for credit losses during the three months ended June 30, 2024 was primarily a result of changes in the composition of the loan portfolio, improved economic forecasts used in the quantitative portion of the model and an assessment of management’s considerations of qualitative factors combined with the continued strong credit performance of our loan portfolio segments. See “Asset Quality” below for additional information on the credit quality of the loan portfolio.

Non-interest Income

The following table summarizes non-interest income for the three months ended June 30, 2024 and June 30, 2023.

	Three months ended
	June 30,
(Dollars in thousands)	2024	2023
Service charges on deposit accounts
Overdrawn account fees	$22	$21
Account service fees	66	61
Other service charges and fees
Interchange income	91	104
Other charges and fees	74	210
Bank owned life insurance	—	101
Net gains on premises and equipment	—	17
Insurance commissions	40	50
Gain on sale of government guaranteed loans	216	23
Non-qualified deferred compensation plan asset gains, net	35	83
Other operating income	11	15
Total non-interest income	$555	$685

Non-interest income decreased $130 thousand during the three months ended June 30, 2024 compared to the same period in 2023. A portion of this decrease was due to a decrease in BOLI income of $101 thousand due to the surrender of all BOLI policies in July 2023 and a decrease of $48 thousand due to unfavorable variances associated with mark-to-market adjustments on investments related to the Company’s NQDC. In addition, the Company recorded lower service charges and fees of $149 thousand due to lower penalty fee income recognized on the early withdrawal of certificates of deposit. These decreases were partially offset by a $193 thousand increase in gains recorded on the sale of the guaranteed portion of SBA 7(a) loans due to increased sale activity.

Non-interest Expense

The following table summarizes non-interest expense for the three months ended June 30, 2024 and June 30, 2023.

	Three months ended
	June 30,
(Dollars in thousands)	2024	2023
Salaries and employee benefits expense	$4,875	$4,965
Occupancy expense of premises	448	448
Furniture and equipment expenses	301	304
Advertising expense	97	76
Data processing	530	447
FDIC insurance	220	283
Professional fees	208	136
State franchise tax	574	604
Bank insurance	61	57
Vendor services	164	129
Supplies, printing, and postage	48	37
Director costs	189	188
Other operating expenses	194	157
Total non-interest expense	$7,909	$7,831

Non-interest expense increased $78 thousand or 1.0% during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to increases in data processing expense and professional fees, partially offset by lower FDIC insurance expense and lower salaries and employee benefit expense. The increase in data processing fees was primarily due to contractual increases and volume based activity. The increase in professional fees was due to increased contract costs. The decrease in salaries and employee benefits was due to lower deferred compensation expense, lower incentive accruals, and higher direct loan origination costs when compared to the same period of the prior year. Salaries and employee benefit expense is reduced to account for the portion of salary costs incurred to originate a loan and are subsequently amortized into income to match the costs incurred with the economic benefit derived from originating a loan. The decrease in FDIC insurance expense was the result of a lower assessment base. The Company continues to analyze cost savings opportunities on existing leases and material contracts.

Income Taxes

Income tax expense decreased $127 thousand or 10.2% to $1.1 million for the three months ended June 30, 2024 compared to $1.2 million for the three months ended June 30, 2023. Our effective tax rate for the three months ended June 30, 2024 was 22.2% compared to 21.7% for the same period ended June 30, 2023. The increase in our effective tax rate between the comparative periods was primarily due to a decrease in tax benefits associated with our BOLI policies as all policies were surrendered in July 2023.

Discussion and Analysis of Financial Condition

Assets, Liabilities, and Shareholders’ Equity

The Company’s total assets increased $27.2 million or 1.2% to $2.27 billion at June 30, 2024 compared to $2.24 billion at December 31, 2023. The increase in total assets is primarily attributable to increases in interest-bearing deposits in banks of $81.0 million, partially offset by a decrease in loans, net of unearned income of $32.8 million and investments of $23.9 million.

The Company’s total liabilities increased $21.7 million or 1.1% to $2.03 billion at June 30, 2024 compared to $2.01 billion at December 31, 2023. The increase in total liabilities was primarily attributable to net increases of $13.0 million in borrowings and a net increase in deposits of $6.2 million. During the six months ended June 30, 2024, the Company paid down its $10.0 million federal funds purchased, refinanced its $54.0 million advance and advanced an additional $23.0 million from the BTFP in January 2024 to secure lower funding costs relative to wholesale deposits and previously outstanding borrowings. Total borrowings as of June 30, 2024 consisted of subordinated debt totaling $24.7 million and the BTFP advance totaling $77.0 million. The increase in deposits was primarily driven by an increase in interest bearing and non-interest bearing demand deposits of $60.0 million and $25.8 million, respectively, partially offset by decreases in time deposits of $73.4 million.

Shareholders’ equity increased $5.4 million or 2.4% to $235.3 million at June 30, 2024 compared to $229.9 million at December 31, 2023. The increase in shareholders’ equity was primarily attributable to an increase in net income and additional paid-in capital as a result of option exercises during the six months ended June 30, 2024. Book value per share was $16.54 as of June 30, 2024 compared to $16.25 as of December 31, 2023.

Investment Securities

The Company maintains a primarily fixed income investment securities portfolio that had a total carrying value of $241.6 million at June 30, 2024 and $265.5 million at December 31, 2023. The investment portfolio is used as a source of liquidity, interest income, and credit risk diversification, as well as to manage rate sensitivity and provide collateral for secured public funds and secured credit lines. Investment securities are classified as available-for-sale or held-to-maturity based on management’s investment strategy and management’s assessment of the intent and ability to hold the securities until maturity. Investment securities that we may sell prior to maturity in response to changes in management’s investment strategy, liquidity needs, interest rate risk profile or for other reasons are classified as available-for-sale. The Company also had restricted stock and equity securities within its investment securities portfolio with total carrying values of $5.0 million and $3.0 million, respectively, as of June 30, 2024 and $5.0 million and $2.8 million, respectively, as of December 31, 2023.

The Company did not purchase or sell investment securities during the three months ended June 30, 2024. The Company had $23.7 million in maturities and principal repayments on securities during the six months ended  June 30, 2024, which was comprised of $9.6 million of mortgage-backed securities, $2.1 million of collateralized mortgage obligation securities, and $12.0 million of U.S. Treasuries.

The following table summarizes the amortized cost and fair value of the Company’s fixed income investment portfolio as of June 30, 2024 and December 31, 2023, respectively.

	June 30, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Held-to-maturity
U.S. Treasuries	$6,001	$5,304	$6,001	$5,334
U.S. government and federal agencies	35,381	30,214	35,434	30,334
U.S. agency collateralized mortgage obligations	18,664	14,476	19,395	15,300
Taxable municipal	6,049	4,907	6,057	4,956
U.S. agency mortgage-backed	27,735	22,367	28,618	23,608
Total Held-to-maturity Securities	$93,830	$77,268	$95,505	$79,532
Available-for-sale
U.S. Treasuries	$32,860	$31,381	$44,793	$42,977
U.S. government and federal agencies	13,909	13,354	13,850	13,275
Corporate bonds	3,000	2,483	3,000	2,523
U.S. agency collateralized mortgage obligations	39,420	32,708	40,806	34,310
Tax-exempt municipal	1,379	1,179	1,380	1,231
Taxable municipal	606	592	606	587
U.S. agency mortgage-backed	72,606	66,056	81,255	75,090
Total Available-for-sale Securities	$163,780	$147,753	$185,690	$169,993

In the prevailing rate environments as of June 30, 2024 and December 31, 2023, the Company’s investment portfolio had an estimated weighted average remaining life of approximately 4.2 years and 4.2 years, respectively. The available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 2.9 years and 3.0 years as of June 30, 2024 and December 31, 2023, respectively. The held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 6.3 years and 6.7 years as of June 30, 2024 and December 31, 2023, respectively.

The following table summarizes the maturity composition of our fixed income investment securities as of June 30, 2024, including the weighted average yield of each maturity band. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

	June 30, 2024
	Amortized	Fair	Weighted-Average
(Dollars in thousands)	Cost	Value	Yield
Held-to-maturity
Due in one year or less	$—	$—	—
Due after one year through five years	22,170	19,575	1.08%
Due after five years through ten years	23,427	19,590	1.51%
Due after ten years	48,233	38,103	1.38%
Total Held-to-maturity Securities	$93,830	$77,268	1.34%
Available-for-sale
Due in one year or less	$22,286	$21,908	2.21%
Due after one year through five years	35,159	33,419	1.75%
Due after five years through ten years	46,054	43,051	2.70%
Due after ten years	60,281	49,375	1.61%
Total Available-for-sale Securities	$163,780	$147,753	2.03%

Loan Portfolio

Gross loans, net of unearned income, decreased $32.8 million or 1.8% to $1.83 billion as of June 30, 2024 compared to $1.86 billion as of December 31, 2023. The Company continues to maintain its disciplined underwriting standards while prudently pursuing loan growth opportunities that provide acceptable risk-adjusted returns.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial	$1,163,988	63.87%	$1,146,116	61.79%
Construction and land development	138,744	7.61%	180,922	9.75%
Residential	476,764	26.17%	482,182	25.99%
Commercial - Non Real Estate:
Commercial loans	41,933	2.30%	45,204	2.44%
Consumer - Non-Real Estate:
Consumer loans	876	0.05%	560	0.03%
Total Gross Loans	$1,822,305	100.00%	$1,854,984	100.00%
Allowance for loan credit losses	(18,433)		(19,543)
Net deferred loan costs	4,882		4,983
Total net loans	$1,808,754		$1,840,424

The following table summarizes the contractual maturities of the loans as of June 30, 2024 by loan type. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The table also summarizes the fixed and floating rate composition of loans held for investment for contractual maturities greater than one year.

	June 30, 2024
		After 1	After 5
		Year	years	Maturing
	Within 1	Within 5	Within 15	After 15
(Dollars in thousands)	Year	Years	Years	Years	Total
Real Estate Loans:
Residential	$6,644	$39,316	$36,587	$394,217	$476,764
Commercial	74,508	359,702	718,566	11,212	1,163,988
Construction and land development	77,293	51,752	8,699	1,000	138,744
Commercial - Non-Real Estate:
Commercial loans	9,344	18,507	13,689	393	41,933
Consumer - Non-Real Estate:
Consumer loans	233	628	—	15	876
Total Gross Loans	$168,022	$469,905	$777,541	$406,837	$1,822,305

For Maturities Over One Year:
Floating rate loans		$171,681	$277,695	$404,985	$854,361
Fixed rate loans		298,224	499,846	1,852	799,922
		$469,905	$777,541	$406,837	$1,654,283

Asset Quality

The Company maintains policies and procedures to promote sound underwriting and mitigate credit risk. The Chief Credit Officer is responsible for establishing credit risk policies and procedures, including underwriting and hold guidelines and credit approval authority, and monitoring credit exposure and performance of the Company’s lending-related transactions.

The Company’s asset quality remained strong through the first half of 2024. The Company did not have any nonperforming assets, which includes nonperforming loans and OREO, as of June 30, 2024 or December 31, 2023. As a result, the Company did not have any nonperforming loans, which consists of loans that are 90 days or more past due or loans placed on nonaccrual as of June 30, 2024 or December 31, 2023.

The Company did not have any nonaccrual loans as of June 30, 2024 or December 31, 2023 nor were there any loans placed on nonaccrual during those periods. A loan is placed on nonaccrual status when (i) the Company is advised by the borrower that scheduled principal or interest payments cannot be met, (ii) when management’s best judgment indicates that payment in full of principal and interest can no longer be expected, or (iii) when any such loan or obligation becomes delinquent for 90 days, unless it is both well-secured and in the process of collection. As a result, the Company did not have any interest income that would have been recognized on nonaccrual loans for the three or six months ended June 30, 2024 or the three or six months ended June 30, 2023.

The Company did not make any loan modifications to borrowers experiencing financial difficulty during the three or six months ended June 30, 2024 or the three or six months ended June 30, 2023.

The following table summarizes the Company’s asset quality as of June 30, 2024 and December 31, 2023.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Nonaccrual loans	$—	$—
Loans past due 90 days and accruing interest	—	—
Other real estate owned and repossessed assets	—	—
Total nonperforming assets	$—	$—

Allowance for loan credit losses to nonperforming assets	NM	NM
Nonaccrual loans to gross loans	0.00%	0.00%
Nonperforming assets to period end loans and OREO	0.00%	0.00%

NM – Not meaningful

Allowance for Loan Credit Losses

Refer to the discussion in Note 1 of the audited financial statements and notes for the year ended December 31, 2023 contained in the Company’s 2023 Annual Report on Form 10-K for management’s approach to estimating the allowance for loan credit losses.

The Company recorded no net charge-offs or recoveries during the three months ended June 30, 2024 compared to a net recovery of $1 thousand during the three months ended June 30, 2023.  The Company recorded net recoveries of $1 thousand during the six months ended June 30, 2024 and $2 thousand during the six months ended June 30, 2023. At June 30, 2024, the allowance for loan credit losses was $18.4 million or 1.01% of outstanding loans, net of unearned income, compared to $19.5 million or 1.05% of outstanding loans, net of unearned income, at December 31, 2023. The decrease in the allowance as a percentage of outstanding loans, net of unearned income, was primarily a result of changes in the composition and volume of the loan portfolio, improved economic forecasts used in the quantitative portion of the model and an assessment of management’s considerations of qualitative factors combined with the continued strong credit performance of our loan portfolio segments.

The following table summarizes the Company’s loan loss experience by loan portfolio for the three months ended June 30, 2024 and June 30, 2023.

	June 30, 2024		June 30, 2023
	Net	Net	Net	Net
	(charge-offs)	(charge-off)	(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)	recoveries	recovery rate (1)
Real estate loans:
Commercial	$—	—	$—	—
Construction and land development	—	—	—	—
Residential	—	—	—	—
Commercial loans	—	—	1	0.00%
Consumer loans	—	—	—	—
Total	$—		$1

Average loans outstanding during the period	$1,810,722		$1,767,831
Allowance coverage ratio (2)		1.01%		1.17%
Total net (charge-off) recovery rate		0.00%		0.00%
Allowance to nonaccrual loans ratio(3)		NM		NM

NM – Not meaningful

(1)	The net (charge-off) recovery rate is calculated by dividing annualized total net (charge-offs) recoveries during the period by average gross loans outstanding during the period.
(2)	The allowance coverage ratio is calculated by dividing the allowance for loan credit losses at the end of the period by gross loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan credit losses at the end of the period by nonaccrual loans at the end of the period.

The following table summarizes the Company’s loan loss experience by loan portfolio for the six months ended June 30, 2024 and June 30, 2023.

	June 30, 2024		June 30, 2023
	Net	Net	Net	Net
	(charge-offs)	(charge-off)	(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)	recoveries	recovery rate (1)
Real estate loans:
Commercial	$—	—	$—	—%
Construction and land development	—	—	—	—
Residential	—	—	—	—
Commercial loans	1	0.01%	2	0.01%
Consumer loans	—	—	—	—
Total	$1		$2

Average loans outstanding during the period	$1,823,344		$1,770,362
Allowance coverage ratio (2)		1.01%		1.17%
Total net (charge-off) recovery rate		0.00%		0.00%
Allowance to nonaccrual loans ratio(3)		NM		NM

NM – Not meaningful

(1)	The net (charge-off) recovery rate is calculated by dividing annualized total net (charge-offs) recoveries during the period by average gross loans outstanding during the period.
(2)	The allowance coverage ratio is calculated by dividing the allowance for loan credit losses at the end of the period by gross loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan credit losses at the end of the period by nonaccrual loans at the end of the period.

The following tables summarize the allowance for loan credit losses by portfolio with a comparison of the percentage composition in relation to total allowance for loan credit losses and total loans as of  June 30, 2024 and December 31, 2023.

	June 30, 2024
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan Credit	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$12,797	69.42%	63.87%
Construction and land development	1,161	6.30%	7.61%
Residential	3,963	21.50%	26.17%
Commercial - Non-Real Estate:
Commercial loans	495	2.69%	2.30%
Consumer - Non-Real Estate:
Consumer loans	17	0.09%	0.05%
Total	$18,433	100.00%	100.00%

	December 31, 2023
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan Credit	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$12,841	65.71%	61.79%
Construction and land development	1,787	9.14%	9.75%
Residential	4,323	22.12%	25.99%
Commercial - Non-Real Estate:
Commercial loans	495	2.53%	2.44%
Consumer - Non-Real Estate:
Consumer loans	97	0.50%	0.03%
Total	$19,543	100.00%	100.00%

Management believes that the allowance for loan credit losses is adequate to absorb lifetime credit losses inherent in the portfolio as of June 30, 2024. There can be no assurance, however, that adjustments to the provision for (recovery of) credit losses will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; or changes in the circumstances of particular borrowers are criteria that could change and make adjustments to the provision for (recovery of) credit losses necessary.

Deposits

Total deposits increased $6.2 million or 0.3% to $1.91 billion as of June 30, 2024 compared to $1.91 billion as of December 31, 2023.

Non-interest bearing demand deposits increased $25.8 million or 6.3% to $437.2 million as of June 30, 2024 compared to $411.4 million at December 31, 2023. Non-interest bearing demand deposits represented 22.9% and 21.6% of total deposits at June 30, 2024 and December 31, 2023, respectively.

Interest-bearing deposits, which include NOW accounts, regular savings accounts, money market accounts, and time deposits, decreased $19.5 million or 1.3% to $1.48 billion as of June 30, 2024 compared to $1.50 billion as of December 31, 2023. Interest-bearing deposits represented 77.1% and 78.4% of total deposits at June 30, 2024 and December 31, 2023, respectively.

The Company focuses on funding asset growth with deposit accounts, with an emphasis on core deposit growth, as its primary source of deposits. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, time deposits, reciprocal IntraFi Demand® deposits, IntraFi Money Market® deposits and IntraFi CD® deposits. Core deposits totaled $1.62 billion or 84.4% of total deposits and $1.58 billion or 82.7% of total deposits at June 30, 2024 and December 31, 2023, respectively.

The following table sets forth the average balances of deposits and the average interest rates paid for the three months ended June 30, 2024 and June 30, 2023.

	June 30, 2024		June 30, 2023
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$432,794		$436,648
Interest bearing:
NOW accounts	303,745	2.66%	287,094	2.07%
Money market accounts	321,822	3.18%	352,373	2.82%
Savings accounts	51,179	1.46%	74,483	1.24%
Time deposits	773,470	4.53%	901,104	3.37%
Total interest-bearing	1,450,216	3.73%	1,615,054	2.92%
Total	$1,883,010		$2,051,702

The following table sets forth the average balances of deposits and the average interest rates paid for the six months ended June 30, 2024 and June 30, 2023.

	June 30, 2024		June 30, 2023
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$423,414		$456,445
Interest bearing:
NOW accounts	308,612	2.74%	272,872	1.66%
Money market accounts	323,287	3.19%	390,511	2.56%
Savings accounts	52,122	1.39%	81,025	1.18%
Time deposits	791,157	4.50%	858,027	2.97%
Total interest-bearing	1,475,178	3.73%	1,602,435	2.56%
Total	$1,898,592		$2,058,880

The following table sets forth the maturity ranges of certificates of deposit with balances of $250,000 or more as of June 30, 2024.

	June 30, 2024
(Dollars in thousands)	Total	Uninsured
Three months or less	$53,298	$39,798
Over three through 6 months	124,644	105,144
Over 6 through 12 months	70,720	49,720
Over 12 months	66,504	58,254
Total	$315,166	$252,916

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $843.3 million at June 30, 2024 and $802.8 million at December 31, 2023. Included in these amounts were $166.3 million and $168.7 million of public fund deposits that are collateralized by securities as of June 30, 2024 and December 31, 2023, respectively. Deposits that were not insured or not collateralized by securities represented 35% and 33% of total deposits, respectively, as of June 30, 2024 and December 31, 2023.

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

Shareholders’ equity increased $5.4 million or 2.4% to $235.3 million at June 30, 2024 compared to $229.9 million at December 31, 2023. The increase in shareholders’ equity was primarily attributable to an increase in net income and additional paid-in capital as a result of option exercises during the six months ended June 30, 2024. Book value per share was $16.54 as of June 30, 2024 compared to $16.25 as of December 31, 2023.

In July of 2024, the Company’s Board of Directors authorized the extension of the Company’s stock repurchase program that was originally adopted in August of 2021. Under the stock repurchase program, the Company may repurchase up to 700,000 shares of its outstanding common stock, or 5.0% of outstanding shares as of June 30, 2024. The stock repurchase program will expire on August 31, 2025, or earlier if all the authorized shares have been repurchased. The Company repurchased 3,003 shares of its outstanding common stock under the program during the three and six months ended June 30, 2024.

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

The Company’s principal source of liquidity and funding is its deposit base. The level of deposits necessary to support the Company’s lending and investment activities is determined through monitoring loan demand. In addition to the liquidity provided by balance sheet cash flows, the Company supplements its liquidity with additional sources such as secured borrowing credit lines with the FHLB and the Reserve Bank. Specifically, the Company has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and the Reserve Bank. Based on collateral pledged as of June 30, 2024, the total FHLB available borrowing capacity was $454.2 million. Additional borrowing capacity with the Reserve Bank was approximately $96.4 million as of June 30, 2024.

On March 12, 2023, the Reserve Bank made available the BTFP, which enhances the ability of banks to borrow against the par value of certain high-quality, unencumbered investments. The Company refinanced its $54.0 million advance and secured an additional $23.0 million from the BTFP in January 2024.  In doing so, the Company obtained lower funding costs relative to wholesale deposits and the prior outstanding BTFP advance. The $77.0 million BTFP advance matures January 2025, bears interest at a fixed rate of 4.76% and can be prepaid in whole or in part, at any time without penalty prior to maturity.

Total liquidity, defined as cash and cash equivalents, unencumbered securities at fair value, and available secured borrowing capacity, was $796.0 million at June 30, 2024 compared to $638.9 million at December 31, 2023.

In addition to available secured borrowing capacity, the Company had available federal funds lines with correspondent banks of $110.0 million at June 30, 2024.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

.

(c) Issuer purchases of Registered Equity Securities:

On August 18, 2021, the Company’s Board of Directors approved a share repurchase plan (the “Plan”) of up to 5% of outstanding common stock. As announced in a Current Report of Form 8-K filed with the SEC on July 25, 2024, the  Plan, which was set to expire August 31, 2024 was extended to August 31, 2025. The first repurchase under the Plan occurred in May 2024. The following table reflects share repurchase activity during the three months ended June 30, 2024:

	Total Number of Shares Repurchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(2)
April 2024	-	$-	-	700,000
May 2024	3,003	16.44	3,003	696,997
June 2024	-	-	-	696,997
	3,003	$16.44	3,003
(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
(2)	Based on 5% of outstanding shares as of June 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)

During the fiscal quarter ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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

101.0†

Interactive data files formatted in Inline eXtensible Business Reporting Language pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 (unaudited), (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2024 and June 30, 2023 (unaudited), (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and June 30, 2023 (unaudited), (iv) the Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2024 and June 30, 2023 (unaudited), (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and June 30, 2023 (unaudited) and (vi) the Notes to the Consolidated Financial Statements.

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.0)

†Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2024

JOHN MARSHALL BANCORP, INC.

By:	/s/ Christopher W. Bergstrom
Name:	Christopher W. Bergstrom
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kent D. Carstater
Name:	Kent D. Carstater
Title:	Senior Executive Vice President, Chief Financial Officer
(Principal Financial Officer)