Form 10-Q
period 2024-09-30
John Marshall Bancorp, Inc.
filed 2024-11-13
CIK 1710482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 4, 2024, there were 14,240,213 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN MARSHALL BANCORP, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Cash and due from banks	$8,164	$7,424
Interest-bearing deposits in other banks	169,063	91,581
Total cash and cash equivalents	177,227	99,005
Securities available-for-sale, at fair value	144,649	169,993
Securities held-to-maturity at amortized cost, fair value of $79,731 and $79,532 as of September 30, 2024 and December 31, 2023, respectively	92,863	95,505
Less: Allowance for investment credit losses	—	—
Securities held-to-maturity, net	92,863	95,505
Restricted securities, at cost	7,630	5,012
Equity securities, at fair value	2,698	2,792
Loans, net of unearned income	1,842,598	1,859,967
Less: Allowance for loan credit losses	(18,481)	(19,543)
Loans, net	1,824,117	1,840,424
Bank premises and equipment, net	1,179	1,281
Accrued interest receivable	5,657	6,110
Right of use assets	3,824	4,176
Other assets	14,519	18,251
Total assets	$2,274,363	$2,242,549
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand deposits	$472,422	$411,374
Interest-bearing demand deposits	685,385	607,971
Savings deposits	43,779	52,061
Time deposits	734,564	835,194
Total deposits	1,936,150	1,906,600
Federal funds purchased	—	10,000
Federal Home Loan Bank advances	56,000	—
Federal Reserve Bank borrowings	—	54,000
Subordinated debt	24,770	24,708
Accrued interest payable	2,304	4,559
Lease liabilities	4,090	4,446
Other liabilities	7,931	8,322
Total liabilities	$2,031,245	$2,012,635
Commitments and contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued	$—	$—
Common stock, nonvoting, par value $0.01 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, voting, par value $0.01 per share; authorized 30,000,000 shares; issued and outstanding, 14,238,677 shares at September 30, 2024, including 45,753 unvested shares, 14,148,533 shares at December 31, 2023, including 47,318 unvested shares	142	141
Additional paid-in capital	97,017	95,636
Retained earnings	155,174	146,388
Accumulated other comprehensive loss	(9,215)	(12,251)
Total shareholders’ equity	$243,118	$229,914
Total liabilities and shareholders’ equity	$2,274,363	$2,242,549

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest and Dividend Income
Interest and fees on loans	$24,306	$21,925	$71,289	$63,355
Interest on investment securities, taxable	1,138	1,507	3,602	5,895
Interest on investment securities, tax-exempt	9	10	27	45
Dividends	97	75	262	222
Interest on deposits in banks	2,878	2,746	6,958	4,654
Total interest and dividend income	$28,428	$26,263	$82,138	$74,171
Interest Expense
Deposits	$14,102	$13,273	$41,484	$33,590
Federal funds purchased	—	—	2	10
Federal Home Loan Bank advances	174	—	174	67
Federal Reserve Bank borrowings	647	662	2,451	1,001
Subordinated debt	349	349	1,047	1,047
Total interest expense	$15,272	$14,284	$45,158	$35,715
Net Interest Income	$13,156	$11,979	$36,980	$38,456
Provision for (recovery of) credit losses	400	(829)	(667)	(2,471)
Net interest income after provision for (recovery of) credit losses	$12,756	$12,808	$37,647	$40,927
Non-interest Income
Service charges on deposit accounts	$84	$85	$260	$239
Bank owned life insurance	—	23	—	224
Other service charges and fees	160	160	474	677
Losses on sale of available-for-sale securities	—	(17,114)	—	(17,316)
Insurance commissions	64	54	357	310
Gain on sale of government guaranteed loans	160	27	509	50
Non-qualified deferred compensation plan asset gains (losses), net	139	(60)	298	112
Other income	10	10	92	140
Total non-interest income (loss)	$617	$(16,815)	$1,990	$(15,564)
Non-interest Expenses
Salaries and employee benefits	$4,897	$5,052	$14,583	$14,929
Occupancy expense of premises	444	445	1,343	1,363
Furniture and equipment expenses	304	282	902	882
Other operating expenses	2,386	1,881	7,035	6,087
Total non-interest expenses	$8,031	$7,660	$23,863	$23,261
Income (loss) before income taxes	$5,342	$(11,667)	$15,774	$2,102
Income Tax Expense (Benefit)	1,107	(1,530)	3,430	1,446
Net income (loss)	$4,235	$(10,137)	$12,344	$656
Earnings (loss) per share, basic	$0.30	$(0.72)	$0.87	$0.05
Earnings (loss) per share, diluted	$0.30	$(0.72)	$0.87	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Income (Loss)	$4,235	$(10,137)	$12,344	$656
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax of $893 and $(503) for the three months ended September 30, 2024 and September 30, 2023, respectively. Unrealized gain (loss) on available-for-sale securities, net of tax of $823 and $(500) for the nine months ended September 30, 2024 and September 30, 2023, respectively.	3,357	(1,891)	3,097	(1,880)
Reclassification adjustment for losses on available-for-sale securities included in net income, net of tax of $(3,594) for the three months ended September 30, 2023. Reclassification adjustment for losses on available-for-sale securities included in net income, net of tax of $(3,636) for the nine months ended September 30, 2023.	—	13,520	—	13,680
Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax of $(5) and $(7) for the three months ended September 30, 2024 and September 30, 2023, respectively. Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax of $(16) and $(19) for the nine months ended September 30, 2024 and September 30, 2023, respectively.	(17)	(24)	(61)	(73)
Total other comprehensive income	$3,340	$11,605	$3,036	$11,727
Total comprehensive income	$7,575	$1,468	$15,380	$12,383

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended September 30, 2024 and 2023

(In thousands, except share and per share data)

(Unaudited)

					Accumulated
					Other	Total
			Additional Paid- In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	(Loss)	Equity
Balance, June 30, 2023	14,079,847	$141	$95,380	$152,024	$(28,575)	$218,970
Net income (loss)	—	—	—	(10,137)	—	(10,137)
Other comprehensive income	—	—	—	—	11,605	11,605
Cash dividends attributable to changes in common shares through the record date	—	—	—	(1)	—	(1)
Restricted stock vesting, net of 54 shares surrendered	366	—	—	—	—	—
Share-based compensation	—	—	130	—	—	130
Balance, September 30, 2023	14,080,213	$141	$95,510	$141,886	$(16,970)	$220,567

Balance, June 30, 2024	14,183,600	$142	$96,817	$150,942	$(12,555)	$235,346
Net income	—	—	—	4,235	—	4,235
Other comprehensive income	—	—	—	—	3,340	3,340
Cash dividends attributable to changes in common shares through the record date	—	—	—	(3)	—	(3)
Exercise of stock options	9,324	—	68	—	—	68
Share-based compensation	—	—	132	—	—	132
Balance, September 30, 2024	14,192,924	$142	$97,017	$155,174	$(9,215)	$243,118

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2024 and 2023

(In thousands, except share and per share data)

(Unaudited)

					Accumulated
					Other	Total
			Additional Paid- In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	(Loss)	Equity
Balance, December 31, 2022	14,043,801	$141	$94,726	$146,630	$(28,697)	$212,800
Net income	—	—	—	656	—	656
Adoption of ASC 326 - Financial Instruments - Credit Losses	—	—	—	(2,292)	—	(2,292)
Other comprehensive income	—	—	—	—	11,727	11,727
Dividend declared on common stock ($0.22 per share)	—	—	—	(3,108)	—	(3,108)
Exercise of stock options	27,375	—	320	—	—	320
Restricted stock vesting, net of 87 shares surrendered	9,037	—	—	—	—	—
Share-based compensation	—	—	464	—	—	464
Balance, September 30, 2023	14,080,213	$141	$95,510	$141,886	$(16,970)	$220,567

Balance, December 31, 2023	14,101,215	$141	$95,636	$146,388	$(12,251)	$229,914
Net income	—	—	—	12,344	—	12,344
Other comprehensive income	—	—	—	—	3,036	3,036
Repurchase of common stock	(3,003)	—	(49)	—	—	(49)
Dividend declared on common stock ($0.25 per share)	—	—	—	(3,558)	—	(3,558)
Exercise of stock options, net of 423 shares surrendered	92,038	1	1,036	—	—	1,037
Restricted stock vesting, net of 141 shares surrendered	2,674	—	(3)	—	—	(3)
Share-based compensation	—	—	397	—	—	397
Balance, September 30, 2024	14,192,924	$142	$97,017	$155,174	$(9,215)	$243,118

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$12,344	$656
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	334	364
Right of use asset amortization	890	924
Recovery of credit losses	(667)	(2,471)
Share-based compensation expense	397	464
Net (accretion) of securities	(232)	(197)
Fair value adjustment on equity securities	(298)	(112)
Amortization of debt issuance costs	62	63
Net gains on premises and equipment	(1)	(16)
Losses on available-for-sale securities	—	17,316
Deferred tax (benefit) expense	(160)	603
Net increase in cash surrender value of life insurance	—	(224)
Gain on sale of government guaranteed loans	(509)	(50)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	453	(170)
Decrease (increase) in other assets	3,085	(3,305)
(Decrease) increase in accrued interest payable	(2,255)	1,575
Increase in other liabilities	(1,682)	(2,855)
Net cash provided by operating activities	$11,761	$12,565
Cash Flows from Investing Activities
Net decrease (increase) in loans	$11,898	$(31,178)
Proceeds from sale of government guaranteed loans originally classified as held for investment	5,982	586
Proceeds from sale of available-for-sale securities	—	156,011
Proceeds from maturities, calls and principal repayments of available-for-sale securities	29,549	30,353
Proceeds from maturities, calls and principal repayments of held-to-maturity securities	2,512	2,921
Net (purchases) of restricted securities	(2,618)	(582)
Net sales (purchases) of equity securities	392	(216)
Proceeds from bank owned life insurance contracts	—	21,394
Proceeds from sale of premises and equipment	—	82
Purchases of bank premises and equipment	(231)	(475)
Net cash provided by investing activities	$47,484	$178,896
Cash Flows from Financing Activities
Net increase (decrease) in deposits	$29,550	$(86,116)
Net proceeds of Federal Home Loan Bank advances	56,000	—
(Repayment of) proceeds from Federal Reserve Bank borrowings	(54,000)	54,000
Cash dividends paid	(3,558)	(3,108)
Repayment of federal funds purchased	(10,000)	(25,500)
Issuance of common stock for share options exercised	1,037	320
Repurchase of shares for tax withholding on share-based compensation	(3)	—
Repurchase of common stock	(49)	—
Net cash provided by (used in) financing activities	$18,977	$(60,404)
Net increase in cash and cash equivalents	$78,222	$131,057
Cash and cash equivalents, beginning of period	99,005	61,599
Cash and cash equivalents, end of period	$177,227	$192,656
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$47,351	$34,076
Income taxes	—	4,110
Supplemental Disclosures of Noncash Transactions
Unrealized gain on securities available-for-sale	$3,920	$14,936
Right of use asset obtained in exchange for new operating lease liability	538	505

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for any other interim period or for the full year. All amounts and disclosures included in this quarterly report as of December 31, 2023, were derived from the Company’s audited consolidated financial statements. Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or shareholders’ equity.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its Consolidated financial statements.

Note 2— Investment Securities

Available-for-Sale

Each of the securities in the Company’s available-for-sale investment portfolio is either covered by the explicit or implied guarantee of the United States government or one of its agencies or rated investment grade or higher. All available-for-sale securities were current with no securities past due or on nonaccrual as of September 30, 2024 or December 31, 2023.

The following tables summarize the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses at September 30, 2024 and December 31, 2023.

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$30,892	$—	$(888)	$30,004
U.S. government and federal agencies	13,939	—	(318)	13,621
Corporate bonds	3,000	—	(345)	2,655
U.S. agency collateralized mortgage obligations	38,508	—	(5,602)	32,906
Tax-exempt municipal	1,379	—	(158)	1,221
Taxable municipal	270	—	(9)	261
U.S. agency mortgage-backed	68,438	—	(4,457)	63,981
Total Available-for-sale Securities	$156,426	$—	$(11,777)	$144,649

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$44,793	$—	$(1,816)	$42,977
U.S. government and federal agencies	13,850	—	(575)	13,275
Corporate bonds	3,000	—	(477)	2,523
U.S. agency collateralized mortgage obligations	40,806	—	(6,496)	34,310
Tax-exempt municipal	1,380	—	(149)	1,231
Taxable municipal	606	—	(19)	587
U.S. agency mortgage-backed	81,255	—	(6,165)	75,090
Total Available-for-sale Securities	$185,690	$—	$(15,697)	$169,993

The Company did not sell or recognize any gain or loss for any securities for the three or nine months ended September 30, 2024.  During the three months ended September 30, 2023, the Company sold available-for-sale securities with a total par value of $161.2 million resulting in a gross pre-tax loss of $17.1 million. During the nine months ended September 30, 2023, the Company sold available-for-sale securities with a total par value of $173.2 million resulting in a gross pre-tax loss of $17.3 million.

Available-for-sale securities having a market value of $56.4 million and $90.3 million at September 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and for other purposes required by law. These securities had an amortized cost of $59.1 million and $95.8 million at September 30, 2024 and December 31, 2023, respectively.

The following tables summarize the fair value of securities available-for-sale at September 30, 2024 and December 31, 2023 and the corresponding amounts of gross unrealized losses. Management uses the valuations as of month-end in determining when securities are in an unrealized loss position. Therefore, a security’s market value could have exceeded its amortized cost on other days during the prior twelve-month period.

	September 30, 2024
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$—	$—	$30,004	$(888)	$30,004	$(888)
U.S. government and federal agencies	—	—	13,621	(318)	13,621	(318)
Corporate bonds	—	—	2,655	(345)	2,655	(345)
U.S. agency collateralized mortgage obligations	—	—	32,906	(5,602)	32,906	(5,602)
Tax-exempt municipal	—	—	1,221	(158)	1,221	(158)
Taxable municipal	—	—	261	(9)	261	(9)
U.S. agency mortgage-backed	—	—	63,981	(4,457)	63,981	(4,457)
Total Available-for-sale Securities	$—	$—	$144,649	$(11,777)	$144,649	$(11,777)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$—	$—	$42,977	$(1,816)	$42,977	$(1,816)
U.S. government and federal agencies	—	—	13,275	(575)	13,275	(575)
Corporate bonds	—	—	2,523	(477)	2,523	(477)
U.S. agency collateralized mortgage obligations	—	—	34,310	(6,496)	34,310	(6,496)
Tax-exempt municipal	—	—	1,231	(149)	1,231	(149)
Taxable municipal	—	—	587	(19)	587	(19)
U.S. agency mortgage-backed	—	—	75,090	(6,165)	75,090	(6,165)
Total Available-for-sale Securities	$—	$—	$169,993	$(15,697)	$169,993	$(15,697)

The Company had 151 and 158 securities in an unrealized loss position for 12 months or longer as of September 30, 2024 and December 31, 2023, respectively. The Company has evaluated available-for-sale securities in an unrealized loss position for credit related impairment at September 30, 2024 and December 31, 2023 and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no allowance for credit losses on available-for-sale securities at September 30, 2024.

The table below summarizes the contractual maturities of our available-for-sale investment securities as of September 30, 2024. Issuers may have the right to call or prepay certain obligations, and as such, the expected maturities of our securities may differ from the scheduled contractual maturities presented below.

	September 30, 2024
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Available-for-sale
Due in one year or less	$23,710	$23,463
Due after one year through five years	35,095	33,934
Due after five years through ten years	40,145	38,487
Due after ten years	57,476	48,765
Total Available-for-sale Securities	$156,426	$144,649

In the prevailing rate environments as of September 30, 2024 and December 31, 2023, the Company’s available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 2.8 years and 3.0 years, respectively.

Held-to-Maturity

Each of the securities in the Company’s held-to-maturity investment portfolio is either covered by the explicit or implied guarantee of the United States government or one of its agencies or rated investment grade or higher. All held-to-maturity securities were current with no securities past due or on nonaccrual as of September 30, 2024 or December 31, 2023.

The following tables summarize the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized losses at September 30, 2024 and December 31, 2023, respectively.

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,002	$—	$(501)	$5,501
U.S. government and federal agencies	35,359	—	(3,874)	31,485
U.S. agency collateralized mortgage obligations	18,227	—	(3,511)	14,716
Taxable municipal	6,045	—	(887)	5,158
U.S. agency mortgage-backed	27,230	—	(4,359)	22,871
Total Held-to-maturity Securities	$92,863	$—	$(13,132)	$79,731

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,001	$—	$(667)	$5,334
U.S. government and federal agencies	35,434	—	(5,100)	30,334
U.S agency collateralized mortgage obligations	19,395	—	(4,095)	15,300
Taxable municipal	6,057	—	(1,101)	4,956
U.S. agency mortgage-backed	28,618	—	(5,010)	23,608
Total Held-to-maturity Securities	$95,505	$—	$(15,973)	$79,532

Held-to-maturity securities having a market value of $44.3 million and $36.1 million at September 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and for other purposes required by law. These securities had an amortized cost of $50.0 million and $42.3 million at September 30, 2024 and December 31, 2023, respectively.

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

The Company’s held-to-maturity securities with credit risk were comprised of municipal bonds and had a credit rating of AA or better as of September 30, 2024. All other held-to-maturity securities are covered by the explicit or implied guarantee of the United States government or one of its agencies. The Company did not have an allowance for credit losses on held-to-maturity securities as of September 30, 2024 or December 31, 2023.

The table below summarizes the contractual maturities of our held-to-maturity investment securities as of September 30, 2024. Issuers may have the right to call or prepay certain obligations and as such, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below.

	September 30, 2024
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	25,428	23,212
Due after five years through ten years	23,647	20,555
Due after ten years	43,788	35,964
Total Held-to-maturity Securities	$92,863	$79,731

In the prevailing rate environments as of September 30, 2024 and December 31, 2023, the Company’s held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 6.0 years and 6.7 years, respectively.

Restricted Securities

The table below summarizes the carrying amount of restricted securities as of September 30, 2024 and December 31, 2023.

(Dollars in thousands)	September 30, 2024	December 31, 2023
Federal Reserve Bank Stock	$3,323	$3,310
Federal Home Loan Bank Stock	4,247	1,642
Community Bankers’ Bank Stock	60	60
Total Restricted Securities	$7,630	$5,012

Equity Securities

The Company held equity securities with readily determinable fair values totaling $2.7 million and $2.8 million at September 30, 2024 and December 31, 2023, respectively. These securities consist of mutual funds held in a trust and were obtained for the purpose of economically hedging changes in the Company’s nonqualified deferred compensation liability. Changes in the fair value of these securities are reflected in earnings. A gain of $139 thousand and a loss $(60) thousand were recorded in non-interest income in the Consolidated Statements of Income for the three months ended September 30, 2024 and September 30, 2023, respectively.  Gains of $298 thousand and $112 thousand were recorded in non-interest income in the Consolidated Statements of Income for the nine months ended September 30, 2024 and September 30, 2023, respectively.

Note 3— Loans

The following table presents the composition of the Company’s loan portfolio as of September 30, 2024 and December 31, 2023.

(Dollars in thousands)	September 30, 2024	December 31, 2023
Real Estate Loans:
Commercial	$1,162,103	$1,146,116
Construction and land development	161,466	180,922
Residential	473,787	482,182
Commercial - Non-Real Estate:
Commercial loans	39,867	45,204
Consumer - Non-Real Estate:
Consumer loans	877	560
Total Gross Loans	$1,838,100	$1,854,984
Allowance for loan credit losses	(18,481)	(19,543)
Net deferred loan costs	4,498	4,983
Total net loans	$1,824,117	$1,840,424

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

Note 4— Allowance for Loan Credit Losses

The following tables present the activity in the allowance for loan credit losses for the nine months ended September 30, 2024 and September 30, 2023.

	September 30, 2024
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Total
Beginning balance, December 31, 2023	$12,841	$1,787	$4,323	$495	$97	$19,543
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	2	—	2
Provision for (recovery of) credit losses	(1,286)	(90)	319	37	(44)	(1,064)
Ending balance, September 30, 2024	$11,555	$1,697	$4,642	$534	$53	$18,481

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

There was one collateral dependent loan totaling $10.0 million in outstanding principal that was individually evaluated as of September 30, 2024.  Management concluded that the collateral value of the of the loan, minus the estimated cost to sell, exceeded the carrying value of the loan and no reserve was necessary.  There were no collateral dependent or individually evaluated loans as of December 31, 2023.

Delinquency Information

The following tables present a summary of past due and nonaccrual loans by segment as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$1,162,103	$1,162,103	$—	$—
Construction and land development	—	—	—	—	161,466	161,466	—	—
Residential	—	—	—	—	473,787	473,787	—	—
Commercial	—	—	—	—	39,867	39,867	—	—
Consumer	—	—	—	—	877	877	—	—
Total Loans	$—	$—	$—	$—	$1,838,100	$1,838,100	$—	$—

	December 31, 2023
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$1,146,116	$1,146,116	$—	$—
Construction and land development	—	—	—	—	180,922	180,922	—	—
Residential	—	—	—	—	482,182	482,182	—	—
Commercial	—	—	—	—	45,204	45,204	—	—
Consumer	—	—	—	—	560	560	—	—
Total Loans	$—	$—	$—	$—	$1,854,984	$1,854,984	$—	$—

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

Internal
Days Past Due	Risk Rating
0 - 29 days	Pass
30-59 days	Special Mention
60-89 days	Substandard
90-119 days	Doubtful
120+ days	Loss

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of September 30, 2024.

	Term Loans by Year of Origination
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Real Estate Loans - Commercial
Pass	$78,092	$66,659	$300,478	$188,851	$117,522	$380,300	$1,483	$1,133,385
Special mention	—	—	12,702	—	—	6,038	—	18,740
Substandard	—	—	—	9,978	—	—	—	9,978
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Commercial	$78,092	$66,659	$313,180	$198,829	$117,522	$386,338	$1,483	$1,162,103

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Construction and land development
Pass	$49,926	$46,328	$26,319	$4,224	$3,971	$4,750	$24,842	$160,360
Special mention	—	—	—	—	—	1,106	—	1,106
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Construction and land development	$49,926	$46,328	$26,319	$4,224	$3,971	$5,856	$24,842	$161,466

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Residential
Pass	$21,531	$75,694	$112,728	$117,254	$82,799	$42,388	$21,393	$473,787
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Residential	$21,531	$75,694	$112,728	$117,254	$82,799	$42,388	$21,393	$473,787

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$4,967	$5,077	$6,004	$1,503	$1,667	$7,521	$13,128	$39,867
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial Loans	$4,967	$5,077	$6,004	$1,503	$1,667	$7,521	$13,128	$39,867

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Pass	$772	$81	$2	$—	$—	$3	$19	$877
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer Loans	$772	$81	$2	$—	$—	$3	$19	$877

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of December 31, 2023.

	Term Loans by Year of Origination
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Real Estate Loans - Commercial
Pass	$67,675	$302,342	$201,801	$125,828	$96,424	$334,132	$3,575	$1,131,777
Special mention	—	13,102	—	1,237	—	—	—	14,339
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Commercial	$67,675	$315,444	$201,801	$127,065	$96,424	$334,132	$3,575	$1,146,116

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Construction and land development
Pass	$47,253	$56,408	$33,827	$9,360	$8	$7,046	$24,891	$178,793
Special mention	—	—	—	—	2,129	—	—	2,129
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Construction and land development	$47,253	$56,408	$33,827	$9,360	$2,137	$7,046	$24,891	$180,922

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Residential
Pass	$83,060	$114,865	$133,188	$87,275	$24,883	$21,380	$17,531	$482,182
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Residential	$83,060	$114,865	$133,188	$87,275	$24,883	$21,380	$17,531	$482,182

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$7,564	$6,838	$1,959	$3,207	$4,482	$4,787	$16,367	$45,204
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial Loans	$7,564	$6,838	$1,959	$3,207	$4,482	$4,787	$16,367	$45,204

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Pass	$485	$6	$26	$—	$—	$10	$33	$560
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer Loans	$485	$6	$26	$—	$—	$10	$33	$560

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Modifications with Borrowers Experiencing Financial Difficulty

The allowance for loan credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination. The starting point for the estimate of the allowance for loan credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty.  The Company may provide concessions to borrowers experiencing financial difficulty to minimize the economic loss and improve long-term loan performance and collectability. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.  The Company made one loan modification to a borrower experiencing financial difficulty during the three and nine months ended September 30, 2024.  As of September 30, 2024, the outstanding principal balance of the loan was $1.5 million which represents 0.13% of the Real Estate Loans - Commercial loan segment.  The loan was modified to provide a combination of interest rate and term extension.  As of September 30,

2024, this loan was current and paying in accordance with the modified terms.  The Company did not make any loan modifications to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $1.0 million and $0.6 million at September 30, 2024 and December 31, 2023, respectively, is separately classified within Other Liabilities on the Consolidated Balance Sheets.  The provision for credit losses recorded during the nine months ended September 30, 2024 was primarily due to an increase in unfunded commitments.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the nine months ended September 30, 2024 and September 30, 2023.

Allowance for Credit Losses
(Dollars in thousands)	Unfunded Commitments
Beginning balance, December 31, 2023	$620
Provision for credit losses	397
Ending balance, September 30, 2024	$1,017

Allowance for Credit Losses
(Dollars in thousands)	Unfunded Commitments
Beginning balance, December 31, 2022	$303
Adjustment to allowance for unfunded commitments for adoption of ASC 326	737
Provision for (recovery of) credit losses	(132)
Ending balance, September 30, 2023	$908

Note 5— Derivatives

The Company enters into interest rate swap agreements (“swaps”) with commercial loan customers to provide a facility for customers to manage their interest rate risk. These swaps are matched in exact offsetting terms with swaps that the Company enters into with an independent third party. These swaps qualify as derivatives, but are not designated as hedging instruments.

The following tables summarize the Company’s swaps at September 30, 2024 and December 31, 2023.

	September 30, 2024
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$24,347	$621	3.0 years	5.57%	4.08%
Pay variable/receive fixed swaps	24,347	(621)	3.0 years	4.08%	5.57%
Total interest rate swap agreements	$48,694	$—	3.0 years	4.83%	4.83%

	December 31, 2023
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$19,444	$846	3.2 years	5.87%	3.39%
Pay variable/receive fixed swaps	19,444	(846)	3.2 years	3.39%	5.87%
Total interest rate swap agreements	$38,888	$—	3.2 years	4.63%	4.63%

The estimated fair value of the swaps at September 30, 2024 and December 31, 2023 were recorded in other assets and liabilities in the Consolidated Balance Sheets. The associated net gains and losses on the swaps are recorded in other income in the Consolidated Statements of Income.

Note 6— Deposits and Borrowings

The following tables show the components of the Company’s funding sources.

(Dollars in thousands)	September 30, 2024	December 31, 2023
Deposits:
Non-interest bearing demand deposits(1)	$472,422	$411,374
Interest-bearing demand deposits(1)	685,385	607,971
Savings deposits	43,779	52,061
Time deposits(2)	734,564	835,194
Total Deposits	$1,936,150	$1,906,600
(1)	Overdraft demand deposits reclassified to loans totaled $1 thousand at September 30, 2024 and $1 thousand at December 31, 2023.
(2)	The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was $335.1 million and $359.3 million at September 30, 2024 and December 31, 2023, respectively.

The Company obtains certain deposits through the efforts of third-party brokers. Brokered deposits totaled $276.1 million and $320.6 million at September 30, 2024 and December 31, 2023, respectively, and were included primarily in time deposits on the Company’s Consolidated Balance Sheets. At September 30, 2024, there were no depositors that represented 5% or more of the Company’s total deposits.

			September 30, 2024	December 31, 2023
(Dollars in thousands)	Stated Interest Rate Range	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Short-term Debt:
Federal Reserve Bank borrowings	4.76%	4.76%	$—	$54,000
Total Short-term Debt			$—	$54,000
Long-term Debt:
FHLB advances	3.92% - 4.15%	4.01%	56,000	—
Subordinated debt	5.25%	5.25%	$24,770	$24,708
Total Long-term Debt			$80,770	$24,708

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

The Company, from time to time, uses FHLB advances as a source of funding and to manage interest rate risk. FHLB advances are secured by a blanket floating lien on all real estate mortgage loans secured by 1-to-4 family residential, multi-family and commercial real estate properties. On September 3, 2024, the Company took out three fixed interest rate advances with terms of 18, 24, and 36 months.  The interest rates on the advances range from 3.92% to 4.15%.  At September 30, 2024, these three outstanding FHLB advances totaled $56.0 million.  Available borrowing capacity based on collateral value amounted to approximately $373.2 million as of September 30, 2024.

The Company also has the capacity to borrow up to $101.6 million at the Federal Reserve discount window of which $0 had been drawn upon at September 30, 2024. The Bank had loans pledged at the Federal Reserve discount window totaling $147.6 million as of September 30, 2024.

On March 12, 2023, the Federal Reserve Bank of Richmond (“Reserve Bank”) made available the Bank Term Funding Program (“BTFP”), which enhances the ability of banks to borrow against the par value of certain high-quality, unencumbered investments. In January 2024, the Company refinanced its $54.0 million advance and secured an additional $23.0 million from the BTFP.  On September 3, 2024, the Company paid off the BTFP advance.

The Company also has federal funds lines of credit with correspondent banks available for overnight borrowing of $110.0 million, of which $0 had been drawn upon at September 30, 2024.

The following table shows the carrying amount of the Company’s time deposits by contractual maturity as of September 30, 2024.

(Dollars in thousands)	September 30, 2024
2024	$157,862
2025	411,226
2026	104,949
2027	59,094
2028	553
Thereafter	880
Total	$734,564

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

The following table summarizes the contract or notional amount of the Company’s exposure to off-balance sheet risk as of September 30, 2024 and December 31, 2023.

(Dollars in thousands)	September 30, 2024	December 31, 2023
Commitments to extend credit	$295,139	$235,560
Standby letters of credit	$14,062	$16,329

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

The following tables summarize the fair value of assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

		Fair Value Measurements at September 30, 2024 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	September 30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$30,004	$—	$30,004	$—
U.S. government and federal agencies	13,621	—	13,621	—
Corporate bonds	2,655	—	2,655	—
U.S. agency collateralized mortgage obligations	32,906	—	32,906	—
Tax-exempt municipal	1,221	—	1,221	—
Taxable municipal	261	—	261	—
U.S. agency mortgage-backed	63,981	—	63,981	—
Equity securities, at fair value	2,698	2,698	—	—
Interest rate swap agreements	621	—	621	—
Total assets at fair value	$147,968	$2,698	$145,270	$—

Liabilities:
Interest rate swap agreements	$621	$—	$621	$—
Total liabilities at fair value	$621	$—	$621	$—

		Fair Value Measurements at December 31, 2023 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$42,977	$—	$42,977	$—
U.S. government and federal agencies	13,275	—	13,275	—
Corporate bonds	2,523	—	2,523	—
U.S. agency collateralized mortgage obligations	34,310	—	34,310	—
Tax-exempt municipal	1,231	—	1,231	—
Taxable municipal	587	—	587	—
U.S. agency mortgage-backed	75,090	—	75,090	—
Equity securities, at fair value	2,792	2,792	—	—
Interest rate swap agreement	846	—	846	—
Total assets at fair value	$173,631	$2,792	$170,839	$—

Liabilities:
Interest rate swap agreement	$846	$—	$846	$—
Total liabilities at fair value	$846	$—	$846	$—

Assets Measured at Fair Value on a Non-recurring Basis

Under certain circumstances, the Company makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a non-recurring basis in the financial statements:

Loan Servicing Rights

Under the U.S Small Business Administration (“SBA”) 7(a) program, the Bank can sell in the secondary market the guaranteed portion of its SBA 7(a) loans and retain the related unguaranteed portion of these loans, as well as the servicing on such loans, for which it is paid a fee. The loan servicing spread is generally a minimum of 1.00% on all SBA 7(a) loans. The Company generally offers SBA 7(a) loans within a range of $50 thousand to $2.0 million. The Company holds rights to service the guaranteed portion of SBA loans sold in the secondary market. Loan servicing rights are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with the servicing rights retained. Loan servicing rights are amortized to servicing income on loans sold approximately in proportion to and over the period of estimated net servicing income. The value of loan servicing rights at the date of the sale of loans is estimated based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and expected prepayment rates on the underlying loans. The estimated fair value is periodically evaluated for impairment by comparing actual cash flows and estimated future cash flows from the loan servicing assets to those estimated at the time that the loan servicing assets were originated. Fair values are estimated using expected future discounted cash flows based on current market rates of interest. For purposes of measuring impairment, the loan servicing rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies its capitalized loan servicing rights based on product type and term of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the loan servicing rights exceeds their fair value. Impairment, if deemed temporary, is recognized through a valuation allowance to the extent that fair value is less than the recorded amount. Under the SBA 7(a) program, the loans carry an SBA guaranty for up to 85% of the loan. Typical maturities for this type of loan vary but can be up to ten years. SBA 7(a) loans are fixed or adjustable rate loans based on the Prime Rate.

At September 30, 2024, the Bank’s SBA 7(a) loan servicing portfolio, which is not included in the Company’s consolidated financial statements, totaled $7.0 million.  At September 30, 2024, SBA servicing rights of $104 thousand were recorded in other assets in the Consolidated Balance Sheet. The SBA servicing rights' fair values were estimated using discounted cash flow analyses with an average discount rate of 11.0% and average conditional prepayment rates of 13.0%. There was no valuation allowance on loan servicing rights at September 30, 2024.

Collateral Dependent Loans

In accordance with ASC 326, loans that do not share risk characteristics are evaluated on an individual basis. The Company designates individually evaluated loans on nonaccrual status as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk and loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. The measurement of loss associated with collateral dependent loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if an appraisal of the property is more than one-year-old and not solely based on observable market comparables, or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income. The Company had one collateral dependent loan totaling $10.0 million in outstanding principal with no recorded reserve as of September 30, 2024.  The Company had no collateral dependent loans with a recorded reserve as of December 31, 2023.

Other Real Estate Owned (“OREO”)

OREO is carried at the lower of cost or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value using observable market data, the Company records the property as Level 2. When an appraised value using observable market data is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the property as Level 3 valuation. Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The Company had no OREO as of September 30, 2024 or December 31, 2023.

The following tables present the carrying value and estimated fair value, including the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2024 and December 31, 2023.

		Fair Value Measurements at September 30, 2024 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	September 30, 2024	(Level 1)	(Level 2)	(Level 3)	September 30, 2024
Assets:
Cash and cash equivalents	$177,227	$177,227	$—	$—	$177,227
Securities:
Available-for-sale	144,649	—	144,649	—	144,649
Held-to-maturity	92,863	—	79,731	—	79,731
Equity securities, at fair value	2,698	2,698	—	—	2,698
Restricted securities, at cost	7,630	—	7,630	—	7,630
Loans, net	1,824,117	—	—	1,714,937	1,714,937
Interest rate swap agreements	621	—	621	—	621
Loan servicing rights	104	—	—	118	118
Accrued interest receivable	5,657	—	5,657	—	5,657
Liabilities:
Deposits	$1,936,150	$—	$1,940,540	$—	$1,940,540
Federal Home Loan Bank advances	56,000	—	56,000	—	56,000
Subordinated debt	24,770	—	—	22,306	22,306
Interest rate swap agreements	621	—	621	—	621
Accrued interest payable	2,304	—	2,304	—	2,304

		Fair Value Measurements at December 31, 2023 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)	December 31, 2023
Assets:
Cash and cash equivalents	$99,005	$99,005	$—	$—	$99,005
Securities:
Available-for-sale	169,993	—	169,993	—	169,993
Held-to-maturity	95,505	—	79,532	—	79,532
Equity securities, at fair value	2,792	2,792	—	—	2,792
Restricted securities, at cost	5,012	—	5,012	—	5,012
Loans, net	1,840,424	—	—	1,730,205	1,730,205
Interest rate swap agreement	846	—	846	—	846
Loan servicing rights	22	—	—	22	22
Accrued interest receivable	6,110	—	6,110	—	6,110
Liabilities:
Deposits	$1,906,600	$—	$1,906,835	$—	$1,906,835
Federal Reserve Bank borrowings	54,000		54,000		54,000
Federal funds purchased	10,000	—	10,000	—	10,000
Subordinated debt	24,708	—	—	21,873	21,873
Interest rate swap agreement	846	—	846	—	846
Accrued interest payable	4,559	—	4,559	—	4,559

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

The following table summarizes the computation of earnings per share for the three and nine months ended September 30, 2024 and September 30, 2023.

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Earnings (loss) per common share - basic:
Income available to common shareholders (in thousands):
Net income (loss)	$4,235	$(10,137)	$12,344	$656
Less: Income attributable to unvested restricted stock awards	(14)	—	(40)	(2)
Net income (loss) available to common shareholders	$4,221	$(10,137)	$12,304	$654

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,233,612	14,126,114	14,209,916	14,174,804
Less: Unvested restricted stock	(45,921)	(46,088)	(45,855)	(48,282)
Weighted-average common shares outstanding - basic	14,187,691	14,080,026	14,164,061	14,126,522

Earnings (loss) per common share - basic	$0.30	$(0.72)	$0.87	$0.05

Earnings (loss) per common share - diluted:
Income available to common shareholders (in thousands):
Net income (loss)	$4,235	$(10,137)	$12,344	$656
Less: Income attributable to unvested restricted stock awards	(14)	—	(40)	(2)
Net income (loss) available to common shareholders	$4,221	$(10,137)	$12,304	$654

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,233,612	14,126,114	14,209,916	14,174,804
Less: Unvested restricted stock	(45,922)	(46,088)	(45,855)	(48,282)
Plus: Effect of dilutive options	26,896	—	34,272	72,656
Weighted-average common shares outstanding - diluted	14,214,586	14,080,026	14,198,333	14,199,178

Earnings (loss) per common share - diluted	$0.30	$(0.72)	$0.87	$0.05

Outstanding options to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. All stock options outstanding as of September 30, 2024 were included in computing diluted earnings per share for the three months ended September 30, 2024, as none had anti-dilutive effects.  No stock options outstanding as of September 30, 2023 were included in computing diluted earnings per share for the three months ended September 30, 2023 as the Company reported a net loss and the impact would have been anti-dilutive.  All stock options outstanding as of September 30, 2024 and 2023 were included in computing diluted earnings per share for the nine months ended September 30, 2024 and 2023, as none had anti-dilutive effects.

Note 10— Stock Based Compensation Plan

The Company’s share-based compensation plan, approved by stockholders and effective April 28, 2015 (the “2015 Plan”), provides for the grant of share-based awards in the form of incentive stock options, non-incentive stock options, restricted stock and restricted stock units to directors and employees. The Company has reserved 976,211 shares of voting common stock for issuance under the 2015 Plan, which will remain in effect until April 28, 2025. The Company’s Compensation Committee administers the 2015 Plan and has the authority to determine the terms and conditions of each award thereunder. As of September 30, 2024, 278,404 shares are available to grant in future periods under the 2015 Plan.

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

The table below provides a summary of the stock options activity for the nine months ended September 30, 2024.

	September 30, 2024
		Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price	Value
Outstanding at January 1, 2024	162,147	$11.77
Granted	—	—
Exercised	(92,038)	11.77
Forfeited or expired	(7,574)	11.94
Outstanding at September 30, 2024	62,535	11.77	$500,765
Exercisable September 30, 2024	62,535	$11.77	$500,765

The aggregate intrinsic value of stock options in the table above represents the total amount by which the current market value of the underlying stock exceeds the exercise price of the option that would have been received by the Company had all option holders exercised their options on September 30, 2024. The intrinsic value of options exercised was $106 thousand and $677 thousand for the three and nine months ended September 30, 2024, respectively, and $0 and $370 thousand for the three and nine months ended September 30, 2023, respectively. These amounts and the intrinsic values noted in the table above change based on changes in the market value of the Company’s voting common stock.

The table below provides a summary of the stock options outstanding and exercisable as of September 30, 2024.

	September 30, 2024
	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Number	Contractual Life	Number	Contractual Life
Exercise Prices	Outstanding	in Years	Exercisable	in Years
$11.01 - $12.00	62,223	0.56	62,223	0.56
$12.01 - $13.00	312	0.88	312	0.88
Total	62,535	0.56	62,535	0.56

There were no options granted during the three or nine months ended September 30, 2024 or September 30, 2023.

The Company did not record any share-based compensation expense applicable to the Company’s share-based compensation plans for stock options during the three and nine months ended September 30, 2024 or September 30, 2023.

The Company does not have any unrecognized share-based compensation expense related to nonvested options as of September 30, 2024.

The table below provides a summary of the restricted stock awards granted under the 2015 plan for the nine months ended September 30, 2024.

	September 30, 2024
		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at January 1, 2024	47,318	$23.12
Granted	1,750	17.49
Vested	(2,815)	16.20
Forfeited	(500)	23.66
Nonvested at September 30, 2024	45,753	23.32

Compensation expense for restricted stock grants is recognized over the vesting period of the awards based on the fair value of the Company’s voting common stock at issue date. The fair value of the stock was determined using the closing stock price on the day of grant. The restricted stock grants vest over two to five years. The Company awarded restricted stock grants for 180 shares of common stock during the nine months ended September 30, 2023.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $132 thousand and $130 thousand for the three months September 30, 2024 and September 30, 2023, respectively. The total fair value of the shares, which vested during the three months ended September 30, 2024 and September 30, 2023, was $0 and $8 thousand, respectively.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $397 thousand and $464 thousand for the nine months ended September 30, 2024 and September 30, 2023, respectively. The total fair value of the shares, which vested during the nine months ended September 30, 2024 and September 30, 2023, was $56 thousand and $218 thousand, respectively.

Unrecognized share-based compensation expense related to nonvested restricted stock grants amounted to $658 thousand as of September 30, 2024. This amount is expected to be recognized over a weighted-average period of 1.7 years.

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

The Bank is subject to capital adequacy standards adopted by the Federal Reserve, including the capital rules that implemented the Basel III regulatory capital reforms developed by the Basel Committee on Banking Supervision. Failure to meet minimum capital requirements can initiate certain mandatory – possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that the Bank met all capital adequacy requirements to which it was subject as of September 30, 2024 and December 31, 2023.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, common equity Tier 1 to risk-weighted assets, and Tier 1 capital to average assets.

In addition to the minimum regulatory capital required for capital adequacy purposes, the Bank is required to maintain a minimum capital conservation buffer above those minimums in the form of common equity. The capital conservation buffer, which was phased in ratably over a four year period beginning January 1, 2016, is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. The capital conservation buffer was 2.5% at September 30, 2024, and is applicable for the common equity Tier 1, Tier 1, and total capital ratios.

As of September 30, 2024, the most recent notification from the Reserve Bank categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institution must maintain minimum total risk-based, common equity Tier 1, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The table below provides a summary of the Bank’s capital ratios as of September 30, 2024 and December 31, 2023.

					Minimum To Be Well Capitalized
	Actual		Minimum Capital Requirement(1)		Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2024
Total capital (to risk weighted assets)	$291,881	16.3%	$187,705	10.5%	$178,766	10.0%
Tier 1 capital (to risk weighted assets)	273,529	15.3%	151,951	8.5%	143,013	8.0%
Common equity tier 1 capital (to risk weighted assets)	273,529	15.3%	125,136	7.0%	116,198	6.5%
Tier 1 capital (to average assets)	273,529	11.9%	91,608	4.0%	114,510	5.0%

As of December 31, 2023
Total capital (to risk weighted assets)	$282,082	15.7%	$188,448	10.5%	$179,475	10.0%
Tier 1 capital (to risk weighted assets)	263,637	14.7%	152,553	8.5%	143,580	8.0%
Common equity tier 1 capital (to risk weighted assets)	263,637	14.7%	125,632	7.0%	116,658	6.5%
Tier 1 capital (to average assets)	263,637	11.6%	91,163	4.0%	113,954	5.0%

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

The following table shows the components of non-interest income for the three and nine months ended September 30, 2024 and September 30, 2023.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Service charges on deposit accounts (1)
Overdrawn account fees	$18	$20	$61	$55
Account service fees	66	65	199	184
Other service charges and fees (1)
Interchange income	91	101	271	304
Other charges and fees	69	59	203	373
Bank owned life insurance	—	23	—	224
Losses on sale of available-for-sale securities	—	(17,114)	—	(17,316)
Net gains on premises and equipment (1)	1	—	1	16
Insurance commissions (1)	64	54	357	310
Gain on sale of government guaranteed loans	160	27	509	50
Non-qualified deferred compensation plan asset gains (losses), net	139	(60)	298	112
Other operating income (2)	9	10	91	124
Total non-interest income	$617	$(16,815)	$1,990	$(15,564)
(1)	Income within the scope of ASC 606.
(2)

Includes other operating income within the scope of ASC 606 amounting to $9 thousand and $27 thousand for the three and nine months ended September 30, 2024, respectively. Includes other operating income of $0 and $64 thousand related to swap fee income on a back-to-back loan swaps for the three and nine months ended September 30, 2024, which is outside the scope of ASC 606. Includes other operating income within the scope of ASC 606 amounting to $10 thousand and $33 thousand for the three and nine months ended September 30, 2023, respectively. Includes other operating income of $91 thousand related to swap fee income on a back-to-back loan swaps for the nine months ended September 30, 2023, which is outside the scope of ASC 606.

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

Note 13— Other Operating Expenses

The following table shows the components of other operating expenses for the three and nine months ended September 30, 2024 and September 30, 2023.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Advertising expense	$96	$87	$290	$239
Data processing	538	493	1,595	1,374
FDIC insurance	250	275	730	771
Professional fees	256	(141)	750	154
State franchise tax	574	604	1,718	1,785
Director costs	192	186	593	629
Other operating expenses	480	377	1,359	1,135
Total other operating expenses	$2,386	$1,881	$7,035	$6,087

Note 14— Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax for the nine months ended September 30, 2024 and September 30, 2023.

	September 30, 2024
		Unrealized Gains on
		Securities Transferred from
	Unrealized Loss on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Loss
Beginning balance, January 1, 2024	$(12,400)	$149	$(12,251)
Net change during the period	3,097	(61)	3,036
Ending balance, September 30, 2024	$(9,303)	$88	$(9,215)

	September 30, 2023
		Unrealized Gains on
		Securities Transferred from
	Unrealized Loss on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive (Loss)
Beginning balance, January 1, 2023	$(28,942)	$245	$(28,697)
Net change during the period	11,800	(73)	11,727
Ending Balance, September 30, 2023	$(17,142)	$172	$(16,970)

The Company did not have any items reclassified out of accumulated other comprehensive income (loss) to net income during the nine months ended September 30, 2024. Items reclassified out of accumulated other comprehensive income (loss) to net income during the nine months ended September 30, 2023 consisted of losses on securities classified as available-for-sale. The losses on these transactions totaled $17.3 million and the related tax benefit was $3.6 million. Losses are included in the “Losses on sale of available-for-sale securities” line item and the related tax is presented in the “Income tax expense” line item in the Consolidated Statements of Income.

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

Use of Non-GAAP Financial Measures

This discussion and analysis contains financial information determined by methods other than in accordance with GAAP. Management believes that the supplemental non-GAAP information provides a better comparison of period-to-period operating performance. Additionally, the Company believes this information is utilized by regulators and market analysts to evaluate a company’s financial condition and therefore, such information is useful to investors. Non-GAAP measures used in this report consist of core net income, core non-interest income, core return on average assets (annualized), core return on average equity (annualized), core dilutive earnings per share, tax-equivalent net interest income and tax-equivalent net interest margin.

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

As of September 30, 2024, the Company had total consolidated assets of $2.27 billion, total loans net of unearned income of $1.82 billion, total deposits of $1.94 billion and total shareholders’ equity of $243.1 million.

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

Selected Financial Data

The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of September 30, 2024 and September 30, 2023 and the selected income statement data for the three and nine months ended September 30, 2024 and September 30, 2023 have been derived from our consolidated financial statements.

	As of or for the Three Months Ended		As of or for the Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Balance Sheet Data:
Loans, net of unearned income	$1,842,598	$1,820,132	$1,842,598	$1,820,132
Allowance for loan credit losses	18,481	20,036	18,481	20,036
Total assets	2,274,363	2,298,202	2,274,363	2,298,202
Deposits	1,936,150	1,981,623	1,936,150	1,981,623
Shareholders’ equity	243,118	220,567	243,118	220,567
Asset Quality Data:
Net (charge-offs) recoveries to average total loans, net of unearned income (annualized)	0.00%	0.00%	0.00%	0.00%
Allowance for loan credit losses to nonperforming loans	NM	NM	NM	NM
Allowance for loan credit losses to total gross loans net of unearned income	1.00%	1.10%	1.00%	1.10%
Non-performing assets to total assets	0.00%	0.00%	0.00%	0.00%
Non-performing loans to total loans	0.00%	0.00%	0.00%	0.00%
Capital Ratios (Bank level):
Equity-to-total assets ratio	11.6%	10.6%	11.6%	10.6%
Total risk-based capital ratio	16.3%	15.7%	16.3%	15.7%
Tier 1 risk-based capital ratio	15.3%	14.6%	15.3%	14.6%
Common equity tier 1 ratio	15.3%	14.6%	15.3%	14.6%
Leverage ratio	11.9%	11.3%	11.9%	11.3%
Income Statement Data:
Interest and dividend income	$28,428	$26,263	$82,138	$74,171
Interest expense	15,272	14,284	45,158	35,715
Net interest income	$13,156	$11,979	$36,980	$38,456
Provision for (recovery of) credit losses	400	(829)	(667)	(2,471)
Non-interest income (loss)	617	(16,815)	1,990	(15,564)
Non-interest expense	8,031	7,660	23,863	23,261
Income (loss) before taxes	$5,342	$(11,667)	$15,774	$2,102
Income tax expense (benefit)	1,107	(1,530)	3,430	1,446
Net income (loss)	$4,235	$(10,137)	$12,344	$656
Per Share Data and Shares Outstanding:
Weighted average common shares (basic)	14,187,691	14,080,026	14,164,061	14,126,522
Weighted average common shares (diluted)	14,214,586	14,080,026	14,198,333	14,199,178
Common shares outstanding	14,238,677	14,126,084	14,238,677	14,126,084
Earnings (loss) per share, basic	$0.30	$(0.72)	$0.87	$0.05
Earnings (loss) per share, diluted	$0.30	$(0.72)	$0.87	$0.05
Book value per share	$17.07	$15.61	$17.07	$15.61
Performance Ratios:
Return on average assets ("ROAA")(1)	0.73%	(1.73)%	0.73%	0.04%
Return on average equity ("ROAE")(2)	7.00%	(18.24)%	6.97%	0.40%
Net interest margin	2.30%	2.07%	2.20%	2.21%
Tax-equivalent net interest margin (Non-GAAP)(3)	2.30%	2.08%	2.20%	2.24%
Non-interest expense to average assets (annualized)(4)	1.39%	1.30%	1.41%	1.33%
Efficiency ratio(5)	58.3%	(158.4)%	61.2%	101.6%

NM – Not meaningful

(1)	ROAA is calculated by dividing year-to-date net income annualized by year-to-date average assets.
(2)	ROAE is calculated by dividing year-to-date net income annualized by year-to-date average equity.
(3)	Tax-equivalent net interest margin for all periods presented is reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(4)	Non-interest expense to average assets is calculated by dividing year-to-date annualized non-interest expense by year-to-date average assets.
(5)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

Results of Operations – Nine Months Ended September 30, 2024 and September 30, 2023

Overview

Net income for the nine months ended September 30, 2024 increased $11.7 million to $12.3 million compared to $0.7 million for the same period of 2023.  This increase was primarily attributable to the Company selling certain lower-yielding available-for-sale investment securities with a total par value of $161.2 million and selling $21.4 million of BOLI contracts during the third quarter of 2023 (the “Restructuring”), which resulted in a non-recurring, after-tax loss of $14.6 million.  Core net income (Non-GAAP), defined as  net income less the after tax loss stemming from the Restructuring, was $15.3 million for the nine months ended September 30, 2023. Diluted earnings per share for the nine months ended September 30, 2024 were $0.87, an increase when compared to the $0.05 reported for the nine months ended September 30, 2023.

Net interest income for the nine months ended September 30, 2024 decreased $1.5 million or 3.8% compared to the same period of 2023, driven primarily by the increase in costs of interest-bearing liabilities outpacing the increase in yield on interest-earning assets.

The Company recorded a $0.7 million recovery of credit losses for the nine months ended September 30, 2024 compared to a $2.5 million recovery of credit losses for the nine month ended September 30, 2023. Additional discussion of the provision for credit losses is included below under the heading Provision for Credit Losses.

Non-interest income was $2.0 million for the nine months ended September 30, 2024 compared to a loss of $15.6 million for the nine months ended September 30, 2023. Core non-interest income (Non-GAAP), defined as reported non-interest income excluding the $17.1 million loss stemming from the bond sale portion of the Restructuring, was $1.6 million for the nine months ended September 30, 2023. The 28.3% increase in non-interest income compared to non-interest income (Non-GAAP) of $440 thousand was primarily attributable to a $459 thousand increase in gains recorded on the sale of the guaranteed portion of SBA 7(a) loans due to increased sale activity.

Non-interest expense increased $602 thousand or 2.6% during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.  The increase was primarily due to a $322 thousand non-recurring reversal of a litigation reserve during the third quarter of 2023 and previously disclosed non-recurring expenses totaling $138 thousand incurred during the first quarter of 2024. The first quarter 2024 non-recurring expenses were incurred in connection with a strategic opportunity that was explored and ultimately did not materialize. Excluding the effects of the $322 thousand reversal in 2023 and non-recurring expenses totaling $138 thousand incurred during 2024, non-interest expense increased $142 thousand or 0.6% during the adjusted nine months ended September 30, 2024 when compared to adjusted nine months ended September 30, 2023. The increase was primarily due to increases in professional fees and data processing expense, partially offset by lower salaries and employee benefit expense. The increase in professional fees was due to increased contract costs and services. The increase in data processing fees was primarily due to contractual increases and volume based activity. The decrease in salaries and employee benefits was due to lower incentive accruals and higher direct loan origination costs when compared to the same period of the prior year, partially offset by higher deferred compensation expense as result of mark-to-market fluctuations on the Company’s nonqualified deferred compensation plan (“NQDC”).

The ROAA for the nine months ended September 30, 2024 and September 30, 2023 was 0.73% and 0.04%, respectively.  Core ROAA (Non-GAAP), defined as average assets divided by the annualized core net income (Non-GAAP) by the average assets, for the nine months ended September 30, 2023 was 0.87%. The ROAE for the nine months ended September 30, 2024 and September 30, 2023 was 6.97% and 0.40%, respectively.  Core ROAE (Non-GAAP), defined as average equity divided by the annualized net income by the average equity, for the nine months ended September 30, 2023 was 9.25%.

The following table reconciles net income to core net income, which is a non-GAAP measure, and outlines reported (GAAP) and core (Non-GAAP) diluted earnings per share, annualized ROAA and annualized ROAE as follows:

	For the Nine Months Ended
(Dollars in thousands, except per share amounts)	September 30, 2024	September 30, 2023
Net income (GAAP)	$12,344	$656
Add: Loss on securities sale, net of tax	-	13,520
Add: Non-recurring tax and 10% modified endowment contract penalty on early surrender of BOLI policies	-	1,101
Core net income (Non-GAAP) (1)	$12,344	$15,277

Non-interest income (loss) (GAAP)	$1,990	$(15,564)
Pre-tax loss recognized on sale of available-for-sale securities	-	17,114
Core non-interest income (Non-GAAP) (2)	$1,990	$1,550

Income before taxes (GAAP)	$15,774	$2,102
Adjustment: Pre-tax loss recognized on sale of available-for-sale securities	-	17,114
Core income before taxes (Non-GAAP)	$15,774	$19,216

Income tax expense (GAAP)	$3,430	$1,446
Adjustment: Tax and 10% modified endowment contract penalty on early surrender of BOLI policies	-	(1,101)
Adjustment: Tax benefit of loss recognized on sale of available-for-sale securities	-	3,594
Core income tax expense (Non-GAAP) (3)	$3,430	$3,939

Earnings per share - diluted (GAAP)	$0.87	$0.05
Core earnings per share - diluted (Non-GAAP) (4)	$0.87	$1.08
Return on average assets (annualized) (GAAP)	0.73%	0.04%
Core return on average assets (annualized) (Non-GAAP) (5)	0.73%	0.87%
Return on average equity (annualized) (GAAP)	6.97%	0.40%
Core return on average equity (annualized) (Non-GAAP) (6)	6.97%	9.25%
(1)	Core net income reflects net income adjusted for the non-recurring tax effected loss recognized on the sale of available-for-sale securities and non-recurring tax expense associated with the surrender of the Company’s BOLI policies in July 2023. Tax benefit (expense) is calculated using the federal statutory tax rate of 21%.
(2)	Core non-interest income reflects non-interest income adjusted for the pre-tax loss recognized on the sale of available-for-sale securities.
(3)	Includes tax benefit (expense) calculated using the federal statutory tax rate of 21%.
(4)	Core earnings per share – diluted is calculated by dividing core net income by basic weighted average shares outstanding and diluted weighted average shares outstanding, respectively, for each period presented.
(5)	Core return on average assets (annualized) is calculated by dividing annualizing core net income by average assets for each period presented.
(6)	Core return on average equity (annualized) is calculated by dividing annualizing core net income by average equity for each period presented.

Explanation of Non-GAAP Financial Measures

Management’s discussion contains financial information determined by methods other than in accordance with GAAP. Management believes that the supplemental non-GAAP information provides a better comparison of the impact of the Restructuring where the Company sold certain lower-yielding available-for-sale investment securities with a total par value of $161.2 million and surrendered $21.4 million BOLI contracts, resulting in a non-recurring, after-tax loss of $14.6 million. The sale of the available-for-sale securities did not impact book-value-per-share as the after-tax loss of $13.5 million was already reflected in accumulated other comprehensive loss as of June 30, 2023. The remaining $1.1 million after-tax loss stems from the taxation on the gain associated with the expected cash payout from the BOLI policies. Additionally, the Company believes this information is utilized by regulators and market analysts to evaluate a company’s financial condition and therefore, such information is useful to investors. Non-GAAP measures used in management discussion consist of the following:

Non-interest income, income before taxes, income tax expense, net income, earnings per share (basic and diluted), return on average assets (annualized), return on average equity (annualized). These disclosures should not be viewed as a substitute for financial results in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures which may be presented by other companies. Please refer to the Reconciliation of Certain Non-GAAP Financial Measures table for a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure.

Net Interest Income and Net Interest Margin

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the nine months ended September 30, 2024 and September 30, 2023.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

John Marshall Bancorp, Inc.

Average Balance Sheets, Interest and Rates (unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$257,272	$3,864	2.01%	$401,623	$6,117	2.04%
Tax-exempt(1)	1,379	34	3.29%	2,678	56	2.80%
Total securities	$258,651	$3,898	2.01%	$404,301	$6,173	2.04%
Loans, net of unearned income(2):
Taxable	1,802,807	70,858	5.25%	1,748,904	62,664	4.79%
Tax-exempt(1)	18,901	546	3.86%	28,319	875	4.13%
Total loans, net of unearned income	$1,821,708	$71,404	5.24%	$1,777,223	$63,539	4.78%
Interest-bearing deposits in other banks	$168,979	$6,958	5.50%	$119,002	$4,654	5.23%
Total interest-earning assets	$2,249,338	$82,260	4.88%	$2,300,526	$74,366	4.32%
Total non-interest earning assets	16,133			36,572
Total assets	$2,265,471			$2,337,098
Liabilities & Shareholders’ Equity:
Interest-bearing deposits
NOW accounts	$312,255	$6,533	2.79%	$291,217	$4,484	2.06%
Money market accounts	340,362	8,190	3.21%	374,053	7,560	2.70%
Savings accounts	50,060	529	1.41%	75,273	673	1.20%
Time deposits	773,537	26,232	4.53%	855,076	20,873	3.26%
Total interest-bearing deposits	$1,476,214	$41,484	3.75%	$1,595,619	$33,590	2.81%
Federal funds purchased	37	2	7.22%	294	10	4.55%
Subordinated debt	24,737	1,047	5.65%	24,653	1,047	5.68%
Federal Reserve Bank borrowings	68,543	2,451	4.78%	27,494	1,001	4.86%
Federal Home Loan Bank advances	5,723	174	4.06%	1,989	67	4.50%
Total interest-bearing liabilities	$1,575,254	$45,158	3.83%	$1,650,049	$35,715	2.89%
Demand deposits	436,147			447,778
Other liabilities	17,489			18,483
Total liabilities	$2,028,890			$2,116,310
Shareholders’ equity	$236,581			$220,788
Total liabilities and shareholders’ equity	$2,265,471			$2,337,098

Tax-equivalent net interest income and spread (Non-GAAP)(1)		$37,102	1.06%		$38,651	1.43%
Less: tax-equivalent adjustment		122			195
Net interest income and spread (GAAP)		$36,980	1.05%		$38,456	1.40%

Interest income/earning assets			4.88%			4.29%
Interest expense/earning assets			2.68%			2.08%
Net interest margin			2.20%			2.21%

Tax-equivalent interest income/earning assets (Non-GAAP)(1)			4.88%			4.32%
Interest expense/earning assets			2.68%			2.08%
Tax-equivalent net interest margin (Non-GAAP)(3)			2.20%			2.24%
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)	The Company did not have any loans on nonaccrual as of September 30, 2024 or September 30, 2023.
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

Tax-Equivalent Net Interest Income

	Nine months ended
	September 30,
(Dollars in thousands)	2024	2023
GAAP Financial Measurements:
Interest Income - Loans	$71,289	$63,355
Interest Income - Securities and Other Interest-Earning Assets	10,849	10,816
Interest Expense - Deposits	41,484	33,590
Interest Expense - Borrowings	3,674	2,125
Total Net Interest Income (GAAP)	$36,980	$38,456

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	115	184
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	7	11
Total Tax Benefit on Tax-Exempt Interest Income (1)	$122	$195
Tax-Equivalent Net Interest Income (Non-GAAP)	$37,102	$38,651

(1)Tax benefit was calculated using the federal statutory tax rate of 21%.

Net interest income decreased $1.5 million or 4.0% on a fully tax-equivalent basis for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease in net interest income was driven by the increase in the costs of interest-bearing liabilities outpacing the increase in yield on interest-earning assets.

On a fully tax-equivalent basis, the net interest margin was 2.20% for the nine months ended September 30, 2024, compared to 2.24% for the nine months ended September 30, 2023. The decrease in net interest margin was primarily due to an increase in the cost of interest-bearing liabilities, which more than offset the increase in yields on loans, investments, and interest-bearing deposits in other banks. The cost of interest-bearing liabilities was 3.83% for the nine months ended September 30, 2024 compared to 2.89% for the nine months ended September 30, 2023.  The increase in the cost of interest-bearing liabilities was primarily due to a 94 basis points increase in the cost of interest-bearing deposits resulting from the repricing of the Company’s time deposits coupled with an increase in rates offered on money market, NOW and savings deposit accounts since the third quarter of 2023. The increase in the overall cost of interest-bearing liabilities during the first three quarters of 2024 relative to the same period of the prior year is largely due to Federal Reserve Bank rate increases totaling 5.25% between March 2022 and July 2023.

The loan portfolio’s yield for the nine months ended September 30, 2024 was 5.24% compared to 4.78% for the nine months ended September 30, 2023. The increase of 46 basis points was primarily attributable to an increase in yield on the Company’s variable rate loans as a result of an increase in interest rates subsequent to September 30, 2023 coupled with a higher weighted average yield on loans originated since the third quarter of 2023.

The yield on interest-bearing deposits due from banks for the nine months ended September 30, 2024 was 5.50% compared to 5.23% for the nine months ended September 30, 2023. The increase of 27 basis points was primarily due to a higher federal funds rate during the nine months ended September 30, 2024 when compared to the same period of 2023.

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

Rate/Volume Analysis

	For the Nine Months Ended September 30,
	2024 and 2023
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$(2,172)	$(81)	$(2,253)
Tax-exempt(1)	(27)	5	(22)
Total securities	$(2,199)	$(76)	$(2,275)
Loans, net of unearned income:
Taxable	2,120	6,074	8,194
Tax-exempt(1)	(272)	(57)	(329)
Total loans, net of unearned income(2)	$1,848	$6,017	$7,865
Interest-bearing deposits in other banks	$2,109	$195	$2,304
Total interest-earning assets	$1,758	$6,136	$7,894
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$816	$1,233	$2,049
Money market accounts	(1,018)	1,648	630
Savings accounts	(267)	123	(144)
Time deposits	(2,805)	8,164	5,359
Total interest-bearing deposits	$(3,274)	$11,168	$7,894
Federal funds purchased	(8)	—	(8)
Subordinated debt	4	(4)	—
Federal Reserve Bank borrowings	1,467	(17)	1,450
Federal Home Loan Bank advances	114	(7)	107
Total interest-bearing liabilities	$(1,697)	$11,140	$9,443
Change in tax-equivalent net interest income (Non-GAAP)	$3,455	$(5,004)	$(1,549)
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

(2)The Company did not have any loans on nonaccrual as of September 30, 2024 or September 30, 2023.

Interest Income

Interest income increased by $7.9 million or 10.6% to $82.3 million on a fully tax-equivalent basis for the nine months ended September 30, 2024 compared to $74.4 million for the nine months ended September 30, 2023, driven by both an increase in rates and volume on interest-earning assets. The increase in rate on interest-earning assets was primarily attributable to the Company’s loan portfolio. The increase in volume of average interest-earning assets was primarily attributable to interest-bearing deposits due from banks and the Company’s loan portfolio.

Fully tax-equivalent interest income on loans increased by approximately $7.9 million as a result of an increase in rate and volume. Average loans increased $44.5 million between the nine months ended September 30, 2024 and September 30, 2023, which was primarily attributable to origination volume in the investor real estate and residential loan portfolios subsequent to September 30, 2023.  That was partially offset by loan payoffs in commercial owner-occupied real estate loans subsequent to September 30, 2023.

Fully tax-equivalent interest income on investment securities decreased by approximately $2.3 million primarily as a result of a decrease in volume. Average investment securities decreased approximately $145.7 million between the nine months ended September 30, 2024 and September 30, 2023, primarily due to the sale of certain low-yielding investment securities in July 2023, and to a lesser extent, the amortization of securities.

Interest income on interest-bearing deposits in other banks increased by $2.3 million as a result of an increase in volume. Average interest-bearing deposits in other banks increased approximately $50.0 million between the nine months ended September 30, 2024 and September 30, 2023, primarily due to the redeployment of proceeds from the sale of certain low-yielding investment securities in July 2023 to other higher-yielding assets, including interest-bearing deposits in other banks.

Interest Expense

Interest expense increased by $9.4 million to $45.2 million for the nine months ended September 30, 2024 compared to $35.7 million for the nine months ended September 30, 2023, primarily due to an increase in rates on deposits and increase in volume on borrowings. The increase in rates on deposits was primarily a result of the repricing of the Company’s time deposits coupled with an increase in rates offered on deposit accounts subsequent to September 30, 2023 as a result of an increase in benchmark interest rates. The increase in volume on borrowings was primarily a result of the Company’s utilization of BTFP advances.

Provision for Credit Losses

The Company recorded a $0.7 million recovery of provision for credit losses for the nine months ended September 30, 2024 compared to a $2.5 million recovery of provision for credit losses for the nine months ended September 30, 2023. The recovery of and provision for credit losses for the current period that is directly attributable to the funded and unfunded loan portfolio was $(1.1) million and $0.4 million, respectively.

The recovery of provision for credit losses during the nine months ended September 30, 2024 was primarily a result of changes in the Company’s loss driver analysis, resulting from a periodic review of our assumptions. The review resulted in a higher modeled probability of default, changes in prepayment and curtailment rates, and an assessment of management’s considerations of existing economic versus historical conditions combined with the continued strong credit performance of our loan portfolio segments. See “Asset Quality” below for additional information on the credit quality of the loan portfolio.

Non-interest Income

The Company’s recurring sources of non-interest income consist primarily of interchange income, gains on sale of government guaranteed loans, service charges on deposit accounts and insurance commissions. Generally speaking, loan fees are included in interest income on the loan portfolio and not reported as non-interest income.

The following table summarizes non-interest income for the nine months ended September 30, 2024 and September 30, 2023.

	Nine months ended
	September 30,
(Dollars in thousands)	2024	2023
Service charges on deposit accounts
Overdrawn account fees	$61	$55
Account service fees	199	184
Other service charges and fees
Interchange income	271	304
Other charges and fees	203	373
Bank owned life insurance	—	224
Losses on sale of available-for-sale securities	—	(17,316)
Net gains on premises and equipment	1	16
Insurance commissions	357	310
Gain on sale of government guaranteed loans	509	50
Non-qualified deferred compensation plan asset gains, net	298	112
Other operating income	91	124
Total non-interest income	$1,990	$(15,564)

Non-interest income increased $17.5 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. As previously disclosed, the Company recorded a loss on the sale of certain available-for-sale bonds of $17.1 million during the third quarter 2023. Core non-interest income (Non-GAAP) for the nine months ended September 30, 2023 was $1.5 million. The 28.3% increase in non-interest income compared to core non-interest income (Non-GAAP) of  $440 thousand was primarily attributable to a $459 thousand increase in gains recorded on the sale of the guaranteed portion of SBA 7(a) loans due to increased sale activity.

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

The following table summarizes non-interest expense for the nine months ended September 30, 2024 and September 30, 2023.

	Nine months ended
	September 30,
(Dollars in thousands)	2024	2023
Salaries and employee benefits expense	$14,583	$14,929
Occupancy expense of premises	1,343	1,363
Furniture and equipment expenses	902	882
Advertising expense	290	239
Data processing	1,595	1,374
FDIC insurance	730	771
Professional fees	750	154
State franchise tax	1,718	1,785
Bank insurance	179	174
Vendor services	474	407
Supplies, printing, and postage	109	103
Director costs	593	629
Other operating expenses	597	451
Total non-interest expense	$23,863	$23,261

Non-interest expense increased $602 thousand or 2.6% during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to a $322 thousand non-recurring reversal of a litigation reserve during the third quarter of 2023 and previously disclosed non-recurring expenses totaling $138 thousand incurred during the first quarter of 2024. The first quarter 2024 non-recurring expenses were incurred in connection with a strategic opportunity that was explored and ultimately did not materialize. Excluding the effects of the $322 thousand reversal in 2023 and non-recurring expenses totaling $138 thousand incurred during 2024, non-interest expense increased $142 thousand or 0.6% during the adjusted nine months ended September 30, 2024 when compared to adjusted nine months ended September 30, 2023. The increase was primarily due to increases in professional fees and data processing expense, partially offset by lower salaries and employee benefit expense. The increase in professional fees was due to increased contract costs and services. The increase in data processing fees was primarily due to contractual increases and volume based activity. The decrease in salaries and employee benefits was due to lower incentive accruals and higher direct loan origination costs when compared to the same period of the prior year, partially offset by higher deferred compensation expense as result of mark-to-market fluctuations on the Company’s NQDC.

Income Taxes

Income tax expense increased $2.0 million or 137.2% to $3.4 million for the nine months ended September 30, 2024 compared to $1.4 million for the nine months ended September 30, 2023. Our effective tax rate for the nine months ended September 30, 2024 was 21.7% compared to 20.5% for the nine months ended September 30, 2023, when excluding the impact of the Restructuring (Non-GAAP).

Results of Operations – Three Months Ended September 30, 2024 and September 30, 2023

Overview

Net income for the three months ended September 30, 2024 increased $14.3 million to $4.2 million compared to a net loss of $10.1 million for the three months ended September 30, 2023.  The previously disclosed Restructuring, whereby the Company sold certain lower-yielding available-for-sale investment securities with a total par value of $161.2 million and agreed to surrender $21.4 million of BOLI contracts, resulted in a non-recurring, after-tax loss of $14.6 million that was recorded during the third quarter of 2023. Core net income (Non-GAAP), defined as reported net income excluding the non-recurring after-tax loss and taxes paid in conjunction with the Restructuring, was $4.5 million for the third quarter of 2023. Diluted earnings per share for the three months ended September 30, 2024 were $0.30, an increase of $1.02 when compared to the $(0.72) reported for the three months ended September 30, 2023.  Core diluted earnings per share (Non GAAP) for the three months ended September 30, 2023 was $0.32.

Net interest income for the three months ended September 30, 2024 increased $1.2 million or 9.8% compared to the three months ended September 30, 2023, driven primarily by the increase in yield on interest-earning assets outpacing the increase in costs of interest-bearing liabilities coupled with the decrease in overall funding balances.

The Company recorded a $400 thousand provision for credit losses for the three months ended September 30, 2024 compared to a recovery of provision for credit losses of $829 thousand for the three months ended September 30, 2023. Additional discussion of the provision for credit losses is included below under the heading Provision for Credit Losses.

Non-interest income was $617 thousand for the third quarter of 2024 compared to a loss of $16.8 million for the third quarter of 2023. Core non-interest income (Non-GAAP), defined as reported non-interest income excluding the $17.1 million loss stemming from the bond sale portion of the Restructuring, was $299 thousand for the third quarter 2023. The increase in non-interest income compared to core non-interest income (Non-GAAP) of $318 thousand was primarily attributable to an increase of $199 thousand due to favorable mark-to-market adjustments on investments related to the Company’s NQDC and a $133 thousand increase in gains recorded on the sale of the guaranteed portion of SBA 7(a) loans due to increased sale activity. These increases were partially offset by a decrease in BOLI income of $23 thousand due to the surrender of all BOLI policies in July 2023.

Non-interest expense increased $371 thousand or 4.8% during the three months ended September 30, 2024  compared to the three months ended September 30, 2023 primarily due to a $322 thousand non-recurring reversal of a litigation reserve during the third quarter of 2023. Excluding the effects of the $322 thousand reversal in 2023, non-interest expense increased $49 thousand or 0.6% during the third quarter of 2024 when compared to adjusted third quarter of 2023. The increase was primarily due to increases in professional fees and data processing expense, partially offset by lower salaries and employee benefit expense. The increase in professional fees was due to increased contract costs and services. The increase in data processing fees was primarily due to contractual increases and volume based activity. The decrease in salaries and employee benefits was due to lower incentive accruals and higher direct loan origination costs when compared to the same period of the prior year, partially offset by higher deferred compensation expense as result of mark-to-market fluctuations on the Company’s NQDC. The Company continues to analyze cost savings opportunities on existing leases and material contracts.

The ROAA for the three months ended September 30, 2024 and September 30, 2023 was 0.73% and (1.73)%, respectively.  Core ROAA (Non-GAAP) for the three months ended September 30, 2023 was 0.76%. The ROAE for the three months ended September 30, 2024 and September 30, 2023 was 7.00% and (18.24)%, respectively.  Core ROAE (Non-GAAP) for the three months ended September 30, 2023 was 8.07%

The following table reconciles net income to core net income, which is a non-GAAP measure, and outlines reported (GAAP) and core (Non-GAAP) diluted earnings per share, annualized ROAA and annualized ROAE as follows:

	For the Three Months Ended
	September 30, 2024	September 30, 2023
Net income (GAAP)	$4,235	$(10,137)
Add: Loss on securities sale, net of tax	-	13,520
Add: Non-recurring tax and 10% modified endowment contract penalty on early surrender of BOLI policies	-	1,101
Core net income (Non-GAAP) (1)	$4,235	$4,484

Non-interest income (loss) (GAAP)	$617	$(16,815)
Pre-tax loss recognized on sale of available-for-sale securities	-	17,114
Core non-interest income (Non-GAAP) (2)	$617	$299

Income before taxes (GAAP)	$5,342	$(11,667)
Adjustment: Pre-tax loss recognized on sale of available-for-sale securities	-	17,114
Core income before taxes (Non-GAAP)	$5,342	$5,447

Income tax expense (GAAP)	$1,107	$(1,530)
Adjustment: Tax and 10% modified endowment contract penalty on early surrender of BOLI policies	-	(1,101)
Adjustment: Tax benefit of loss recognized on sale of available-for-sale securities	-	3,594
Core income tax expense (Non-GAAP) (3)	$1,107	$963

Earnings per share - diluted (GAAP)	$0.30	$(0.72)
Core earnings per share - diluted (Non-GAAP) (4)	$0.30	$0.32
Return on average assets (annualized) (GAAP)	0.73%	(1.73)%
Core return on average assets (annualized) (Non-GAAP) (5)	0.73%	0.76%
Return on average equity (annualized) (GAAP)	7.00%	(18.24)%
Core return on average equity (annualized) (Non-GAAP) (6)	7.00%	8.07%
(1)	Core net income reflects net income adjusted for the non-recurring tax effected loss recognized on the sale of available-for-sale securities and non-recurring tax expense associated with the surrender of the Company’s BOLI policies in July 2023. Tax benefit (expense) is calculated using the federal statutory tax rate of 21%.
(2)	Core non-interest income reflects non-interest income adjusted for the pre-tax loss recognized on the sale of available-for-sale securities.
(3)	Includes tax benefit (expense) calculated using the federal statutory tax rate of 21%.
(4)	Core earnings per share – diluted is calculated by dividing core net income by basic weighted average shares outstanding and diluted weighted average shares outstanding, respectively, for each period presented.
(5)	Core return on average assets (annualized) is calculated by dividing annualizing core net income by average assets for each period presented.
(6)	Core return on average equity (annualized) is calculated by dividing annualizing core net income by average equity for each period presented.

Net Interest Income and Net Interest Margin

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the three months ended September 30, 2024 and September 30, 2023.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

John Marshall Bancorp, Inc.

Average Balance Sheets, Interest and Rates (unaudited)
(Dollar amounts in thousands)

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$247,975	$1,235	1.98%	$308,723	$1,582	2.03%
Tax-exempt(1)	1,379	11	3.17%	1,684	13	3.06%
Total securities	$249,354	$1,246	1.99%	$310,407	$1,595	2.04%
Loans, net of unearned income(2):
Taxable	1,801,422	24,173	5.34%	1,762,653	21,695	4.88%
Tax-exempt(1)	17,050	168	3.92%	28,067	292	4.13%
Total loans, net of unearned income	$1,818,472	$24,341	5.33%	$1,790,720	$21,987	4.87%
Interest-bearing deposits in other banks	$209,601	$2,878	5.46%	$200,515	$2,746	5.43%
Total interest-earning assets	$2,277,427	$28,465	4.97%	$2,301,642	$26,328	4.54%
Total non-interest earning assets	14,958			29,761
Total assets	$2,292,385			$2,331,403
Liabilities & Shareholders’ Equity:
Interest-bearing deposits
NOW accounts	$319,463	2,321	2.89%	$327,309	$2,239	2.71%
Money market accounts	374,141	3,068	3.26%	341,672	2,609	3.03%
Savings accounts	45,980	168	1.45%	63,956	198	1.23%
Time deposits	738,680	8,545	4.60%	849,270	8,227	3.84%
Total interest-bearing deposits	$1,478,264	$14,102	3.80%	$1,582,207	$13,273	3.33%
Federal funds purchased	—	—	N/M	99	—	NM
Subordinated debt	24,758	349	5.61%	24,674	349	5.61%
Federal Reserve Bank borrowings	53,565	647	4.81%	54,000	662	4.86%
Federal Home Loan Bank advances	17,044	174	4.06%	—	—	NM
Total interest-bearing liabilities	$1,573,631	$15,272	3.86%	$1,660,980	$14,284	3.41%
Demand deposits	461,337			430,727
Other liabilities	16,808			19,223
Total liabilities	$2,051,776			$2,110,930
Shareholders’ equity	$240,609			$220,473
Total liabilities and shareholders’ equity	$2,292,385			$2,331,403

Tax-equivalent net interest income and spread (Non-GAAP)(1)		$13,193	1.11%		$12,044	1.13%
Less: tax-equivalent adjustment		37			65
Net interest income and spread (GAAP)		$13,156	1.11%		$11,979	1.12%

Interest income/earning assets			4.97%			4.53%
Interest expense/earning assets			2.67%			2.46%
Net interest margin			2.30%			2.07%

Tax-equivalent interest income/earning assets (Non-GAAP)(1)			4.97%			4.54%
Interest expense/earning assets			2.67%			2.46%
Tax-equivalent net interest margin (Non-GAAP)(3)			2.30%			2.08%

(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)	The Company did not have any loans on nonaccrual as of September 30, 2024 or September 30, 2023.
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

Tax-Equivalent Net Interest Income

	Three months ended
	September 30,
(Dollars in thousands)	2024	2023
GAAP Financial Measurements:
Interest Income - Loans	$24,306	$21,925
Interest Income - Securities and Other Interest-Earning Assets	4,122	4,338
Interest Expense - Deposits	14,102	13,273
Interest Expense - Borrowings	1,170	1,011
Total Net Interest Income (GAAP)	$13,156	$11,979

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	35	62
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	2	3
Total Tax Benefit on Tax-Exempt Interest Income (1)	$37	$65
Tax-Equivalent Net Interest Income (Non-GAAP)	$13,193	$12,044
(1)	Tax benefit was calculated using the federal statutory tax rate of 21%.

Net interest income increased $1.2 million or 9.8% on a fully tax-equivalent basis for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, driven primarily by the increase in yield on and volume of interest-earning assets outpacing the increase in costs of interest-bearing liabilities coupled with the decrease in overall funding balances.

On a fully tax-equivalent basis, the net interest margin was 2.30% for the three months ended September 30, 2024, compared to 2.08% for the three months ended September 30, 2023. The increase in net interest margin was primarily due to an increase in yields on the Company’s interest-earning assets and reduction in volume of time deposits.

The loan portfolio’s yield for the three months ended September 30, 2024 was 5.33% compared to 4.87% for the three months ended September 30, 2023. The increase of 46 basis points was primarily attributable to an increase in yield on the Company’s variable rate loans as a result of an elevated interest rates subsequent to September 30, 2023 coupled with a higher weighted average yield on loans originated since the third quarter of 2023.

The yield on interest-bearing deposits due from banks for the three months ended September 30, 2024 was 5.46% compared to 5.43% for the three months ended September 30, 2023. The increase of 3 basis points was primarily due to a higher average balance during the three months ended September 30, 2024 when compared to the same period of 2023.

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

Rate/Volume Analysis

	For the Three Months Ended September 30,
	2024 and 2023
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$(303)	$(44)	$(347)
Tax-exempt(1)	(3)	1	(2)
Total securities	$(306)	$(43)	$(349)
Loans, net of unearned income:
Taxable	520	1,958	2,478
Tax-exempt(1)	(109)	(15)	(124)
Total loans, net of unearned income(2)	$411	$1,943	$2,354
Interest-bearing deposits in other banks	$128	$4	$132
Total interest-earning assets	$233	$1,904	$2,137
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$9	$73	$82
Money market accounts	184	275	459
Savings accounts	(66)	36	(30)
Time deposits	(1,274)	1,592	318
Total interest-bearing deposits	$(1,147)	$1,976	$829
Federal funds purchased	—	—	—
Subordinated debt	—	—	—
Federal Reserve Bank borrowings	(5)	(10)	(15)
Federal Home Loan Bank advances	174	—	174
Total interest-bearing liabilities	$(978)	$1,966	$988
Change in tax-equivalent net interest income (Non-GAAP)	$1,211	$(62)	$1,149

(1) Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

(2) The Company did not have any loans on nonaccrual as of September 30, 2024 or 30, 2023.

Interest Income

Interest income increased by $2.2 million or 8.1% to $28.5 million on a fully tax-equivalent basis for the three months ended September 30, 2024 compared to $26.3 million for the three months ended September 30, 2023, driven by both an increase in rates and volume on interest earning assets. The increase in rates on interest-earning assets was primarily attributable to the Company’s loan portfolio. The increase in volume of average interest-earning assets was primarily attributable to the Company’s loan portfolio and interest-bearing deposits due from banks.

Fully tax-equivalent interest income on loans increased by approximately $2.4 million as a result of volume and an increase in rates. Average loans increased $27.8 million between the three months ended September 30, 2024 and the three months ended September 30, 2023, which was primarily attributable to origination volume in the investor real estate and residential loan portfolios subsequent to September 30, 2023.

Fully tax-equivalent interest income on investment securities decreased by approximately $349 thousand primarily as a result of a decrease in volume. Average investment securities decreased approximately $61.1 million between the three months ended September 30, 2024 and September 30, 2023 primarily due to the sale of certain low-yielding investment securities in July 2023, and to a lesser extent, the amortization of securities.

Interest income on interest-bearing deposits in other banks increased by $132 thousand as a result of an increase in volume.  Average interest-bearing deposits in other banks increased approximately $9.1 million between the three months ended September 30, 2024 and September 30, 2023. The increase in interest-bearing deposits in other banks was primarily due to a decrease in investments.

Interest Expense

Interest expense increased by $1.0 million to $15.2 million for the three months ended September 30, 2024 compared to $14.2 million for the three months ended September 30, 2023, primarily due to an increase in rates on deposits and increase in volume on borrowings. The increase in rates on deposits was primarily a result of the repricing of the Company’s time deposits coupled with an increase in rates offered on deposit accounts subsequent to September 30, 2023 as a result of an increase in benchmark interest rates.  The increase in borrowings was primarily a result of the Company’s FHLB advances.

Provision for Credit Losses

The Company recorded a $400 thousand provision for credit losses for the three months ended September 30, 2024 compared to a $829 thousand recovery of provision for credit losses for the three months ended September 30, 2023. The provision for credit losses for the current period that is directly attributable to the funded and unfunded loan portfolios was $48 thousand and $352 thousand, respectively.

The provision for credit losses during the three months ended September 30, 2024 was primarily a result of changes in the Company’s loss driver analysis, resulting from a periodic review of our assumptions. The review resulted in a higher modeled probability of default, changes in prepayment and curtailment rates, and an assessment of management’s considerations of existing economic versus historical conditions combined with the continued strong credit performance of our loan portfolio segments. See “Asset Quality” below for additional information on the credit quality of the loan portfolio.

Non-interest Income

The following table summarizes non-interest income for the three months ended September 30, 2024 and September 30, 2023.

	Three months ended
	September 30,
(Dollars in thousands)	2024	2023
Service charges on deposit accounts
Overdrawn account fees	$18	$20
Account service fees	66	65
Other service charges and fees
Interchange income	91	101
Other charges and fees	69	59
Bank owned life insurance	—	23
Losses on sale of available-for-sale securities	—	(17,114)
Net gains on premises and equipment	1	—
Insurance commissions	64	54
Gain on sale of government guaranteed loans	160	27
Non-qualified deferred compensation plan asset gains, net	139	(60)
Other operating income	9	10
Total non-interest income	$617	$(16,815)

Non-interest income was $617 thousand for the third quarter of 2024 compared to a loss of $16.8 million for the third quarter of 2023. Core non-interest income (Non-GAAP) was $299 thousand for the third quarter 2023. The increase in non-interest income compared to core non-interest income (Non-GAAP) of $318 thousand was primarily attributable to an increase of $199 thousand due to favorable mark-to-market adjustments on investments related to the Company’s NQDC and a $133 thousand increase in gains recorded on the sale of the guaranteed portion of SBA 7(a) loans due to increased sale activity. These increases were partially offset by a decrease in BOLI income of $23 thousand due to the surrender of all BOLI policies in July 2023.

Non-interest Expense

The following table summarizes non-interest expense for the three months ended September 30, 2024 and September 30, 2023.

	Three months ended
	September 30,
(Dollars in thousands)	2024	2023
Salaries and employee benefits expense	$4,897	$5,052
Occupancy expense of premises	444	445
Furniture and equipment expenses	304	282
Advertising expense	96	87
Data processing	538	493
FDIC insurance	250	275
Professional fees	256	(141)
State franchise tax	574	604
Bank insurance	58	60
Vendor services	167	135
Supplies, printing, and postage	40	41
Director costs	192	186
Other operating expenses	215	141
Total non-interest expense	$8,031	$7,660

Non-interest expense increased $371 thousand or 4.8% during the third quarter of 2024 compared to the third quarter of 2023. The increase was primarily due to a $322 thousand non-recurring reversal of a litigation reserve during the third quarter of 2023. Excluding the effects of the $322 thousand reversal in 2023, non-interest expense increased $49 thousand or 0.6% during the third quarter of 2024 when compared to adjusted third quarter of 2023. The increase was primarily due to increases in professional fees and data processing expense, partially offset by lower salaries and employee benefit expense. The increase in professional fees was due to increased contract costs and services. The increase in data processing fees was primarily due to contractual increases and volume based activity. The decrease in salaries and employee benefits was due to lower incentive accruals and higher direct loan origination costs when compared to the same period of the prior year, partially offset by higher deferred compensation expense as result of mark-to-market fluctuations on the Company’s NQDC. The Company continues to analyze cost savings opportunities on existing leases and material contracts.

Income Taxes

Income tax expense increased $2.6 million to $1.1 million for the three months ended September 30, 2024 compared to tax benefit of  $1.5 million for the three months ended September 30, 2023 in connection with the Restructuring. Our effective tax rate for the three months ended September 30, 2024 was 20.7% compared to 17.7% for the same period ended September 30, 2023, when excluding the impact of Restructuring (Non-GAAP).

Discussion and Analysis of Financial Condition

Assets, Liabilities, and Shareholders’ Equity

The Company’s total assets increased $31.8 million or 1.4% to $2.27 billion at September 30, 2024 compared to $2.24 billion at December 31, 2023. The increase in total assets is primarily attributable to increases in interest-bearing deposits in banks of $78.2 million, partially offset by a decrease in investments of $25.3 million and loans, net of unearned income of $17.4 million.

The Company’s total liabilities increased $18.6 million or 0.9% to $2.03 billion at September 30, 2024 compared to $2.01 billion at December 31, 2023. The increase in total liabilities was primarily attributable to a net increase in deposits of $29.5 million partially offset by a reduction of borrowings of $8.0 million. During the nine months ended September 30, 2024, the Company paid off its $10.0 million Federal funds purchased, refinanced its $54.0 million advance and advanced an additional $23.0 million from the BTFP in January 2024 to secure lower funding costs relative to wholesale deposits and previously outstanding borrowings.  In September, the Company paid off its BTFP.  Total borrowings as of September 30, 2024 consisted of subordinated debt totaling $24.7 million and three FHLB advances totaling $56.0 million. The increase in deposits was primarily driven by an increase in interest bearing and non-interest bearing demand deposits of $77.4 million and $61.0 million, respectively, partially offset by decreases in time deposits of $100.6 million.

Shareholders’ equity increased $13.2 million or 5.7% to $243.1 million at September 30, 2024 compared to $229.9 million at December 31, 2023. The increase in shareholders’ equity was primarily attributable to an increase in net income and a decrease in accumulated other comprehensive loss due to lower interest rates during the nine months ended September 30, 2024.  The increases in equity were partially offset by the $3.6 million in cash dividends paid. Book value per share was $17.07 as of September 30, 2024 compared to $16.25 as of December 31, 2023.

Investment Securities

The Company maintains a primarily fixed income investment securities portfolio that had a total carrying value of $237.5 million at September 30, 2024 and $265.5 million at December 31, 2023. The investment portfolio is used as a source of liquidity, interest income, and credit risk diversification, as well as to manage rate sensitivity and provide collateral for secured public funds and secured credit lines. Investment securities are classified as available-for-sale or held-to-maturity based on management’s investment strategy and management’s assessment of the intent and ability to hold the securities until maturity. Investment securities that we may sell prior to maturity in response to changes in management’s investment strategy, liquidity needs, interest rate risk profile or for other reasons are classified as available-for-sale. The Company also had restricted stock and equity securities within its investment securities portfolio with total carrying values of $7.6 million and $2.7 million, respectively, as of September 30, 2024 and $5.0 million and $2.8 million, respectively, as of December 31, 2023.

The Company did not purchase or sell fixed income investment securities during the nine months ended September 30, 2024. The Company had $32.1 million in maturities and principal repayments on securities during the nine months ended  September 30, 2024, which was comprised of $14.3 million of mortgage-backed securities, $14.0 million of U.S. Treasuries, $3.5 million of collateralized mortgage obligation securities and $0.3 of Municipal securities.

The following table summarizes the amortized cost and fair value of the Company’s fixed income investment portfolio as of September 30, 2024 and December 31, 2023, respectively.

	September 30, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Held-to-maturity
U.S. Treasuries	$6,002	$5,501	$6,001	$5,334
U.S. government and federal agencies	35,359	31,485	35,434	30,334
U.S. agency collateralized mortgage obligations	18,227	14,716	19,395	15,300
Taxable municipal	6,045	5,158	6,057	4,956
U.S. agency mortgage-backed	27,230	22,871	28,618	23,608
Total Held-to-maturity Securities	$92,863	$79,731	$95,505	$79,532
Available-for-sale
U.S. Treasuries	$30,892	$30,004	$44,793	$42,977
U.S. government and federal agencies	13,939	13,621	13,850	13,275
Corporate bonds	3,000	2,655	3,000	2,523
U.S. agency collateralized mortgage obligations	38,508	32,906	40,806	34,310
Tax-exempt municipal	1,379	1,221	1,380	1,231
Taxable municipal	270	261	606	587
U.S. agency mortgage-backed	68,438	63,981	81,255	75,090
Total Available-for-sale Securities	$156,426	$144,649	$185,690	$169,993

In the prevailing rate environments as of September 30, 2024 and December 31, 2023, the Company’s investment portfolio had an estimated weighted average remaining life of approximately 4.0 years and 4.2 years, respectively. The available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 2.8 years and 3.0 years as of September 30, 2024 and December 31, 2023, respectively. The held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 6.0 years and 6.7 years as of September 30, 2024 and December 31, 2023, respectively.

The following table summarizes the maturity composition of our fixed income investment securities as of September 30, 2024, including the weighted average yield of each maturity band. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

	September 30, 2024
	Amortized	Fair	Weighted-Average
(Dollars in thousands)	Cost	Value	Yield
Held-to-maturity
Due in one year or less	$—	$—	—
Due after one year through five years	25,428	23,212	1.09%
Due after five years through ten years	23,647	20,555	1.62%
Due after ten years	43,788	35,964	1.41%
Total Held-to-maturity Securities	$92,863	$79,731	1.38%
Available-for-sale
Due in one year or less	$23,710	$23,463	2.07%
Due after one year through five years	35,095	33,934	1.90%
Due after five years through ten years	40,145	38,487	2.71%
Due after ten years	57,476	48,765	1.57%
Total Available-for-sale Securities	$156,426	$144,649	2.01%

Loan Portfolio

Gross loans, net of unearned income, decreased $17.4 million or 0.9% to $1.84 billion as of September 30, 2024 compared to $1.86 billion as of December 31, 2023. The Company continues to maintain its disciplined underwriting standards while prudently pursuing loan growth opportunities that provide acceptable risk-adjusted returns.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial	$1,162,103	63.22%	$1,146,116	61.79%
Construction and land development	161,466	8.78%	180,922	9.75%
Residential	473,787	25.78%	482,182	25.99%
Commercial - Non Real Estate:
Commercial loans	39,867	2.17%	45,204	2.44%
Consumer - Non-Real Estate:
Consumer loans	877	0.05%	560	0.03%
Total Gross Loans	$1,838,100	100.00%	$1,854,984	100.00%
Allowance for loan credit losses	(18,481)		(19,543)
Net deferred loan costs	4,498		4,983
Total net loans	$1,824,117		$1,840,424

The following table summarizes the contractual maturities of the loans as of September 30, 2024 by loan type. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The table also summarizes the fixed and floating rate composition of loans held for investment for contractual maturities greater than one year.

	September 30, 2024
		After 1	After 5
		Year	years	Maturing
	Within 1	Within 5	Within 15	After 15
(Dollars in thousands)	Year	Years	Years	Years	Total
Real Estate Loans:
Residential	$12,922	$32,772	$36,235	$391,858	$473,787
Commercial	72,375	387,299	691,332	11,097	1,162,103
Construction and land development	107,748	43,555	10,163	—	161,466
Commercial - Non-Real Estate:
Commercial loans	6,534	21,070	10,359	1,904	39,867
Consumer - Non-Real Estate:
Consumer loans	245	617	—	15	877
Total Gross Loans	$199,824	$485,313	$748,089	$404,874	$1,838,100

For Maturities Over One Year:
Floating rate loans		$169,706	$275,707	$403,043	$848,456
Fixed rate loans		315,607	472,382	1,831	789,820
		$485,313	$748,089	$404,874	$1,638,276

Asset Quality

The Company maintains policies and procedures to promote sound underwriting and mitigate credit risk. The Chief Credit Officer is responsible for establishing credit risk policies and procedures, including underwriting and hold guidelines and credit approval authority, and monitoring credit exposure and performance of the Company’s lending-related transactions.

The Company’s asset quality remained strong through the first three quarters of 2024. The Company did not have any nonperforming assets, which includes nonperforming loans and OREO, as of September 30, 2024 or December 31, 2023. As a result, the Company did not have any nonperforming loans, which consists of loans that are 90 days or more past due or loans placed on nonaccrual as of September 30, 2024 or December 31, 2023.

The Company did not have any nonaccrual loans as of September 30, 2024 or December 31, 2023 nor were there any loans placed on nonaccrual during those periods. A loan is placed on nonaccrual status when (i) the Company is advised by the borrower that scheduled principal or interest payments cannot be met, (ii) when management’s best judgment indicates that payment in full of principal and interest can no longer be expected, or (iii) when any such loan or obligation becomes delinquent for 90 days, unless it is both well-secured and in the process of collection. As a result, the Company did not have any interest income that would have been recognized on nonaccrual loans for the three and nine months ended September 30, 2024 or the three and nine months ended September 30, 2023.

The following table summarizes the Company’s asset quality as of September 30, 2024 and December 31, 2023.

(Dollars in thousands)	September 30, 2024	December 31, 2023
Nonaccrual loans	$—	$—
Loans past due 90 days and accruing interest	—	—
Other real estate owned and repossessed assets	—	—
Total nonperforming assets	$—	$—

Allowance for loan credit losses to nonperforming assets	NM	NM
Nonaccrual loans to gross loans	0.00%	0.00%
Nonperforming assets to period end loans and OREO	0.00%	0.00%

NM – Not meaningful

Allowance for Loan Credit Losses

Refer to the discussion in Note 1 of the audited financial statements and notes for the year ended December 31, 2023 contained in the Company’s 2023 Annual Report on Form 10-K for management’s approach to estimating the allowance for loan credit losses.

The Company recorded no net charge-offs and a net recovery of $1 thousand during the three months ended September 30, 2024 compared to no net charge-offs or recoveries during the three months ended September 30, 2023.  The Company recorded net recoveries of $2 thousand during the nine months ended September 30, 2024 and $2 thousand during the nine months ended September 30, 2023. At September 30, 2024, the allowance for loan credit losses was $18.5 million or 1.00% of outstanding loans, net of unearned income, compared to $19.5 million or 1.05% of outstanding loans, net of unearned income, at December 31, 2023. The decrease in the allowance as a percentage of outstanding loans, net of unearned income, was primarily a result of changes in the Company’s loss driver analysis, resulting from a periodic review of our assumptions.  The review resulted in a higher modeled probability of default, changes in prepayment and curtailment rates, and an assessment of management’s considerations of existing economic versus historical conditions combined with the continued strong credit performance of our loan portfolio segments.

The following table summarizes the Company’s loan loss experience by loan portfolio for the three months ended September 30, 2024 and September 30, 2023.

	September 30, 2024		September 30, 2023
	Net	Net	Net	Net
	(charge-offs)	(charge-off)	(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)	recoveries	recovery rate (1)
Real estate loans:
Commercial	$—	—	$—	—
Construction and land development	—	—	—	—
Residential	—	—	—	—
Commercial loans	1	—	—	0.00%
Consumer loans	—	—	—	—
Total	$1		$—

Average loans outstanding during the period	$1,818,472		$1,790,720
Allowance coverage ratio (2)		1.00%		1.10%
Total net (charge-off) recovery rate		0.00%		0.00%
Allowance to nonaccrual loans ratio(3)		NM		NM

NM – Not meaningful

(1)	The net (charge-off) recovery rate is calculated by dividing annualized total net (charge-offs) recoveries during the period by average gross loans outstanding during the period.
(2)	The allowance coverage ratio is calculated by dividing the allowance for loan credit losses at the end of the period by gross loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan credit losses at the end of the period by nonaccrual loans at the end of the period.

The following table summarizes the Company’s loan loss experience by loan portfolio for the nine months ended September 30, 2024 and September 30, 2023.

	September 30, 2024		September 30, 2023
	Net	Net	Net	Net
	(charge-offs)	(charge-off)	(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)	recoveries	recovery rate (1)
Real estate loans:
Commercial	$—	—	$—	—%
Construction and land development	—	—	—	—
Residential	—	—	—	—
Commercial loans	2	0.01%	2	0.01%
Consumer loans	—	—	—	—
Total	$2		$2

Average loans outstanding during the period	$1,821,708		$1,777,223
Allowance coverage ratio (2)		1.00%		1.10%
Total net (charge-off) recovery rate		0.00%		0.00%
Allowance to nonaccrual loans ratio(3)		NM		NM

NM – Not meaningful

(1)	The net (charge-off) recovery rate is calculated by dividing annualized total net (charge-offs) recoveries during the period by average gross loans outstanding during the period.
(2)	The allowance coverage ratio is calculated by dividing the allowance for loan credit losses at the end of the period by gross loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan credit losses at the end of the period by nonaccrual loans at the end of the period.

The following tables summarize the allowance for loan credit losses by portfolio with a comparison of the percentage composition in relation to total allowance for loan credit losses and total loans as of  September 30, 2024 and December 31, 2023.

	September 30, 2024
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan Credit	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$11,555	62.52%	63.22%
Construction and land development	1,697	9.18%	8.78%
Residential	4,642	25.12%	25.78%
Commercial - Non-Real Estate:
Commercial loans	534	2.89%	2.17%
Consumer - Non-Real Estate:
Consumer loans	53	0.29%	0.05%
Total	$18,481	100.00%	100.00%

	December 31, 2023
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan Credit	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$12,841	65.71%	61.79%
Construction and land development	1,787	9.14%	9.75%
Residential	4,323	22.12%	25.99%
Commercial - Non-Real Estate:
Commercial loans	495	2.53%	2.44%
Consumer - Non-Real Estate:
Consumer loans	97	0.50%	0.03%
Total	$19,543	100.00%	100.00%

Management believes that the allowance for loan credit losses is adequate to absorb lifetime credit losses inherent in the portfolio as of September 30, 2024. There can be no assurance, however, that adjustments to the provision for (recovery of) credit losses will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; or changes in the circumstances of particular borrowers are criteria that could change and make adjustments to the provision for (recovery of) credit losses necessary.

Deposits

Total deposits increased $29.5 million or 1.5% to $1.94 billion as of September 30, 2024 compared to $1.91 billion as of December 31, 2023.

Non-interest bearing demand deposits increased $61.0 million or 14.8% to $472.4 million as of September 30, 2024 compared to $411.4 million at December 31, 2023. Non-interest bearing demand deposits represented 24.4% and 21.6% of total deposits at September 30, 2024 and December 31, 2023, respectively.

Interest-bearing deposits, which include NOW accounts, regular savings accounts, money market accounts, and time deposits, decreased $31.5 million or 2.1% to $1.46 billion as of September 30, 2024 compared to $1.50 billion as of December 31, 2023. Interest-bearing deposits represented 75.6% and 78.4% of total deposits at September 30, 2024 and December 31, 2023, respectively.

The Company focuses on funding asset growth with deposit accounts, with an emphasis on core deposit growth, as its primary source of deposits. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, time deposits, reciprocal IntraFi Demand® deposits, IntraFi Money Market® deposits and IntraFi CD® deposits. Core deposits totaled $1.65 billion or 85.5% of total deposits and $1.58 billion or 82.7% of total deposits at September 30, 2024 and December 31, 2023, respectively.

The following table sets forth the average balances of deposits and the average interest rates paid for the three months ended September 30, 2024 and September 30, 2023.

	September 30, 2024		September 30, 2023
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$461,337		$430,727
Interest bearing:
NOW accounts	319,463	2.89%	327,309	2.71%
Money market accounts	374,141	3.26%	341,672	3.03%
Savings accounts	45,980	1.45%	63,956	1.23%
Time deposits	738,680	4.60%	849,270	3.84%
Total interest-bearing	1,478,264	3.80%	1,582,207	3.33%
Total	$1,939,601	2.89%	$2,012,934	2.62%

The following table sets forth the average balances of deposits and the average interest rates paid for the nine months ended September 30, 2024 and September 30, 2023.

	September 30, 2024		September 30, 2023
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$436,147		$447,778
Interest bearing:
NOW accounts	312,255	2.79%	291,217	2.06%
Money market accounts	340,362	3.21%	374,053	2.70%
Savings accounts	50,060	1.41%	75,273	1.20%
Time deposits	773,537	4.53%	855,076	3.26%
Total interest-bearing	1,476,214	3.75%	1,595,619	2.81%
Total	$1,912,361	2.90%	$2,043,397	2.20

The following table sets forth the maturity ranges of certificates of deposit with balances of $250,000 or more as of September 30, 2024.

	September 30, 2024
(Dollars in thousands)	Total	Uninsured
Three months or less	$69,808	$49,058
Over three through 6 months	53,441	40,941
Over 6 through 12 months	93,024	81,524
Over 12 months	64,037	57,037
Total	$280,310	$228,560

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $882.0 million at September 30, 2024 and $802.8 million at December 31, 2023. Included in these amounts were $167.8 million and $168.7 million of public fund deposits that are collateralized as of September 30, 2024 and December 31, 2023, respectively. Deposits that were not insured or not collateralized represented 37% and 33% of total deposits, respectively, as of September 30, 2024 and December 31, 2023.

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

Shareholders’ equity increased $13.2 million or 5.7% to $243.1 million at September 30, 2024 compared to $229.9 million at December 31, 2023. The increase in shareholders’ equity was primarily attributable to an increase in net income and a decrease in accumulated other comprehensive loss due to lower interest rates during the nine months ended September 30, 2024.  The increases in equity were partially offset by the $3.6 million in cash dividends paid. Book value per share was $17.07 as of September 30, 2024 compared to $16.25 as of December 31, 2023.

In July of 2024, the Company’s Board of Directors authorized the extension of the Company’s stock repurchase program that was originally adopted in August of 2021. Under the stock repurchase program, the Company may repurchase up to 700,000 shares of its outstanding common stock, or 5.0% of outstanding shares as of September 30, 2024. The stock repurchase program will expire on August 31, 2025, or earlier if all the authorized shares have been repurchased.  The Company did not repurchase any shares of its outstanding common stock under the program during the three months ended September 30, 2024. The Company repurchased 3,003 shares of its outstanding common stock under the program during the nine months ended September 30, 2024.

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

The Company’s principal source of liquidity and funding is its deposit base. The level of deposits necessary to support the Company’s lending and investment activities is determined through monitoring loan demand. In addition to the liquidity provided by balance sheet cash flows, the Company supplements its liquidity with additional sources such as secured borrowing credit lines with the FHLB and the Reserve Bank. Specifically, the Company has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and the Reserve Bank. Based on collateral pledged as of September 30, 2024, the total FHLB available borrowing capacity was $373.2 million. Additional borrowing capacity with the Reserve Bank was approximately $101.6 million as of September 30, 2024.

On March 12, 2023, the Reserve Bank made available the BTFP, which enhances the ability of banks to borrow against the par value of certain high-quality, unencumbered investments. The Company refinanced its $54.0 million advance and secured an additional $23.0 million from the BTFP in January 2024.  In doing so, the Company obtained lower funding costs relative to wholesale deposits and the prior outstanding BTFP advance. The $77.0 million BTFP advance matures January 2025, bears interest at a fixed rate of 4.76% and can be prepaid in whole or in part, at any time without penalty prior to maturity.  On September 3, 2024, the Company paid off the BTFP advance.

On September 3, 2024, the Company took out three fixed interest rate advances with terms of 18, 24, and 36 months.  The interest rates on the advances range from 3.92% to 4.15%.  At September 30, 2024, the Company had three outstanding FHLB advances totaling $56 million.

Total liquidity, defined as cash and cash equivalents, unencumbered securities at fair value, and available secured borrowing capacity, was $775.5 million at September 30, 2024 compared to $638.9 million at December 31, 2023.

In addition to available secured borrowing capacity, the Company had available federal funds lines with correspondent banks of $110.0 million at September 30, 2024.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Not applicable.

(b) Not applicable.

.

(c) Issuer purchases of Registered Equity Securities:

On August 18, 2021, the Company’s Board of Directors approved a share repurchase plan (the “Plan”) of up to 5% of outstanding common stock. As announced in a Current Report of Form 8-K filed with the SEC on July 25, 2024, the  Plan, which was set to expire August 31, 2024 was extended to August 31, 2025. The first repurchase under the Plan occurred in May 2024. No shares were repurchased during the three months ended September 30, 2024.  Under the plan, the Company may yet repurchase 696,997 shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)

During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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

101.0†

Interactive data files formatted in Inline eXtensible Business Reporting Language pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (unaudited), (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2024 and September 30, 2023 (unaudited), (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and September 30, 2023 (unaudited), (iv) the Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2024 and September 30, 2023 (unaudited), (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and September 30, 2023 (unaudited) and (vi) the Notes to the Consolidated Financial Statements.

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.0)

†Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2024

JOHN MARSHALL BANCORP, INC.

By:	/s/ Christopher W. Bergstrom
Name:	Christopher W. Bergstrom
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kent D. Carstater
Name:	Kent D. Carstater
Title:	Senior Executive Vice President, Chief Financial Officer
(Principal Financial Officer)