Form 10-K
period 2024-12-31
John Marshall Bancorp, Inc.
filed 2025-03-28
CIK 1710482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Based on the closing price as reported on The Nasdaq Stock Market, LLC, the aggregate market value of the Registrant's Common Stock held by non-affiliates on June 28, 2024 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $217.7 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of February 28, 2025 was 14,275,442.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-K of John Marshall Bancorp, Inc. (the “Company”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. These forward-looking statements are based on our beliefs and assumptions and on the information available to us at the time that these disclosures were prepared, and involve known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Should any known or unknown risks and uncertainties develop into actual events, those developments could have material adverse effects on our business, financial condition and results of operations. Factors that could have an adverse effect on the operations of the Company and its wholly-owned subsidiary, John Marshall Bank (the “Bank”), include, but are not limited to, the following:

•	the concentration of our business in the Washington, D.C. metropolitan area and the effect of changes in the economic, political and environmental conditions on this market, including reduction in spending by the U.S. Government;
•	adequacy of our allowance for loan credit losses, allowance for unfunded commitments credit losses, and allowance for credit losses associated with our held-to-maturity and available-for-sale securities portfolios;
•	deterioration of our asset quality;
•	future performance of our loan portfolio with respect to recently originated loans;
•	the level of prepayments on loans and mortgage-backed securities;
•	liquidity, interest rate and operational risks associated with our business;
•	changes in our financial condition or results of operations that reduce capital;
•	our ability to maintain existing deposit relationships or attract new deposit relationships;
•	changes in consumer spending, borrowing and savings habits;
•	inflation and changes in interest rates that may reduce our margins or reduce the fair value of financial instruments;
•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•	additional risks related to new lines of business, products, product enhancements or services;
•	increased competition with other financial institutions and fintech companies;
•	adverse changes in the securities markets;
•	changes in the financial condition or future prospects of issuers of securities that we own;
•	our ability to maintain an effective risk management framework;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory structure and in regulatory fees and capital requirements;
•	compliance with legislative or regulatory requirements;
•	results of examination of us by our regulators, including the possibility that our regulators may require us to increase our allowance for credit losses or to write-down assets or take similar actions;
•	potential claims, damages, and fines related to litigation or government actions;
•	the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;
•	geopolitical conditions, including trade restrictions and tariffs, and acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to trade restrictions and tariffs, and acts or threats of terrorism and/or military conflicts, negatively impacting business and economic conditions in the U.S. and abroad;
•	the effects of weather-related or natural disasters, which may negatively affect our operations and/or our loan portfolio and increase our cost of conducting business;
•	public health events (such as the COVID-19 pandemic) and governmental and societal responses thereto;
•	technological risks and developments, and cyber threats, attacks, or events;

•	changes in accounting policies and practices;
•	our ability to successfully capitalize on growth opportunities;
•	our ability to retain key employees;
•	deteriorating economic conditions, either nationally or in our market area, including higher unemployment and lower real estate values;
•	implications of our status as a smaller reporting company and as an emerging growth company; and
•	other factors discussed in Item 1A. Risk Factors in this Form 10-K.

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

We primarily serve small to medium-sized businesses, their owners and employees, professional corporations, non-profits and individuals with a broad range of banking products and financial services. Some of the products and services that we offer include commercial checking, savings and money market accounts, certificates of deposit, treasury and cash management services, commercial and industrial loans, commercial real estate loans, residential and commercial construction and development loans, online banking, and mobile banking. As of December 31, 2024, we had total consolidated assets of $2.23 billion, gross loans of $1.87 billion, total deposits of $1.89 billion and total shareholders’ equity of $246.6 million.

Market Area

A key factor in our ability to achieve our strategic goals and create shareholder value is the attractiveness of our market area. The market area in which we operate has seen considerable population and economic growth over the past several decades. The most recent economic data suggest that the relative economic strength of our market area will continue, enabling us to grow our customer base and find opportunities to grow our market share.

The Bank’s primary service area includes Arlington, Fairfax, Loudoun and Prince William counties in Virginia, Montgomery County in Maryland and the District of Columbia. The Bank has eight full service branch offices located in these contiguous cities or counties.

Our primary service area comprises the majority of the population and household income of the Washington-Arlington-Alexandria, DC-VA-MD-WV (“Washington, D.C.”) Metropolitan Statistical Area (“MSA”). The Washington, D.C. MSA, according to U.S. Bureau of Economic Analysis data, ranked sixth among all MSAs for 2023 gross domestic product. According to data sourced from S&P Global Market Intelligence, among the largest MSAs ranked by gross domestic product (Chicago, Dallas, Los Angeles, New York, Houston, and Atlanta), the Washington D.C. MSA ranked second for 2024 median household income at $118,391, second in 2024 to 2029 projected population growth at 2.7% and first in the percentage of inhabitants 25 or older with a bachelor’s degree or higher educational attainment at 54.5%. According to the U.S. Bureau of Labor Statistics, the Washington, D.C. MSA’s December 2024 unemployment rate was 2.8%, the lowest among the aforementioned MSAs.

Based upon Federal Deposit Insurance Corporation (the “FDIC”) data as of June 30, 2024, the Washington D.C. MSA housed $292 billion of deposits, with the top five financial institutions controlling 66.7%. At June 30, 2024, our deposits were $1.92 billion, ranked 18th in the MSA and represented a 0.7% market share. Ten of the seventeen banks ranked ahead of the Company are headquartered outside of the Washington, D.C. MSA. Our market area has experienced a significant degree of banking consolidation over the last several decades. Since the Company’s inception, banking assets in excess of $55 billion have been acquired. We believe that as financial institutions are merged with or acquired by remote, larger institutions, their customers can become further removed from the point of decision making. The consolidation trend provides an opportunity for the Company to execute a focused strategy of offering personalized services to attract potential customers who are underserved or dissatisfied.

Given the Company’s proximity to Washington, D.C., the federal government has contributed to the growth and generally played a stabilizing role in our market area’s economy. In recent years, local governments have made great strides in diversifying their local economies. Virginia Tech selected the City of Alexandria as the site for its innovation campus which aims to graduate 25,000 new bachelor’s and master’s students in computer science and related fields over the next 20 years.  The innovation campus opened February 28, 2025.  The $1 billion, 600,000 square foot campus will confer over 600 graduate degrees annually and provide talent to spur further technological growth. By 2030, Amazon’s headquarters in Arlington County is expected to occupy at least 4 million square feet of office space. Phase one of Amazon’s HQ2 was completed in the spring 2023.  Amazon will invest more than $2 billion to establish its new headquarters, which will create at least 25,000 high-wage jobs by 2030.  Fairfax County is home to ten Fortune 500 company headquarters and 17 Fortune 1000 company headquarters. Loudoun County is known as “data center alley” as it has the world’s highest concentration of data centers with more than 30 million square feet of data center space. Loudoun County is home to more than 3,500 technology companies.  Prince William County has partnered with George Mason University to found the Prince William Science Accelerator, a fast-growing biotechnology cluster to foster the study of life sciences.

We believe the size, growth, economic diversity and banking consolidation within the Washington, D.C. MSA, when combined with our business strategy, provide us with excellent opportunities for long-term, sustainable growth.

Strengths

We believe that we are well-positioned to execute our banking strategy as a result of our competitive strengths:

●	Experienced management team. Our executive management team brings decades of in-market experience. Christopher W. Bergstrom, our President and Chief Executive Officer, has a banking career spanning nearly 43 years. Mr. Bergstrom joined the Company in 2018. Prior to joining the Company, Mr. Bergstrom served in executive management capacities at banks in our market area that were significantly larger than the Company. Andrew J. Peden, our Chief Banking Officer, has over 24 years of banking experience, all of it in the Washington, D.C. MSA. He joined the Company in 2018. Kent D. Carstater, our Chief Financial Officer, has over 26 years of financial services experience as a commercial banker and investment banker. He joined the Company in 2016. Messrs. Bergstrom, Peden and Carstater have deepened the management team by recruiting experienced financial services professionals who have demonstrated their ability to drive organic growth, improve operating efficiencies and establish a robust risk management framework.
●	Disciplined credit culture. In originating loans, our relationship managers focus on experienced business owners with demonstrated capacity to fulfill their financial obligations. Loan officers have relatively low individual discretionary loan authority levels, which generally results in loan committee vetting to uphold appropriate structure and terms prior to approval. Loan committee meetings are held regularly and on an as-needed basis to promote prompt decisions. We utilize an independent, regionally based loan review firm, that focuses exclusively on community and regional bank, to validate our risk ratings and assess our underwriting and loan administration. We believe that our rigorous underwriting and diligent monitoring of the loan portfolio have created a “credit first” mentality that permeates the Company and is reflected in our asset quality statistics. As of December 31, 2024, the Company had no non-accrual loans and no other real estate owned. In each of the past five fiscal years, net charge-offs have not exceeded 0.01% of gross loans.
●	Conservative balance sheet. The Company’s balance sheet provides the foundation for prudent growth. The Bank’s capital ratios exceed the thresholds required of a well capitalized institution. As of December 31, 2024, the Bank had the capacity to add $990 million of risk-weighted assets to its balance sheet and still maintain well capitalized status. The Company has ample liquidity to meet its obligations and fund anticipated loan growth. As of December 31, 2024, the Bank had over $228 million of liquid assets, defined as cash and unpledged securities, over $490 million of available secured borrowing facilities and $110 million of available unsecured borrowing facilities. Management believes the Company’s balance sheet is well-positioned for organic growth and potential acquisitions.
●	Proven ability to grow. Over the long term we have demonstrated an ability to grow our loans and deposits. For the five year period ended December 31, 2024, the Company’s compound annual growth rates in assets, loans, deposits and non-interest bearing deposits were 7.2%, 7.1%, 7.7% and 14.3%, respectively. Our team of professionals has been an important driver of our organic growth by developing banking relationships with current and potential customers. We believe our ability to recruit and retain talented, customer service-oriented professionals has been at the core of our growing and expanding banking relationships.
●	Stable profitability and completive shareholder returns earnings. The Company reported net income of $4.8 million for the three months ended December 31, 2024 and $4.2 million for the three months ended September 30, 2024. From December 31, 2023 to December 31, 2024, the Company increased book value per share from $16.25 to $17.28. In addition to the $0.25 per share cash dividend paid in July 2024, total return to shareholders when considering the change in book value per share and cash dividend for 2024 was $1.28 per share, an increase of 7.9%.
●	Attractive markets. As of June 30, 2024, the most recent FDIC data available, the Washington, D.C. MSA had $292 billion in deposits. Owing in large part to the presence of the United States government, the unemployment rate in the Washington, D.C. MSA has consistently been lower than that of the country as a whole. The Washington, D.C. MSA has undergone a significant amount of bank consolidation in the past several decades. These mergers and acquisitions can disenfranchise customers as the decision makers and procedures of the selling institutions are made to conform to those of the acquiring institutions. This dislocation creates additional opportunities for the Company to develop new business relationships with dissatisfied customers and to hire experienced banking professionals.

Business Strategy

The Company’s goal is to enhance its franchise and shareholder value by achieving significant growth in assets and profitability while maintaining strong asset quality and providing exceptional customer experiences. We embrace innovation and provide value-added solutions our customers need and expect. We intend to execute on this goal by focusing on the following objectives:

●	Maintain financial and credit quality discipline. 2024 underscored the importance of consistency of purpose and a conservative balance sheet. We are committed to being a high performing bank and will strive to continue to grow our loan and deposit portfolios in a disciplined manner. Gross loans net of unearned income grew $12.2 million or 0.7% during 2024, with $29.6 million of the growth taking place during the three months ended December 31, 2024. Average loan growth over the past five years has been $108.4 million a year. The Company’s asset quality remains outstanding, with no non-accrual loans and no other real estate owned (“OREO”). Over the past five years, annual ROAA averaged 0.94% and annual ROAE averaged 9.61%.
●	Hire experienced commercial banking officers. Our growth strategy centers around the hiring of highly experienced, local banking professionals with successful track records and established customer relationships with small to medium-sized businesses, their owners, professionals and non-profits. We anticipate that these officers will be able to attract customers with whom they have built relationships over the years, enhancing our loan and deposit production. We typically hire one or more officers for a specific target sub-market or business segment and then, if applicable, establish a branch office to support business generation once a significant market presence has been established. This strategy allows us to open branch offices that are profitable at or shortly after opening, further enhancing our franchise value as we continue to grow.
●	Expand in high growth markets. The market areas in which the Company operates and those contemplated for potential expansion are characterized by high concentrations of small to medium-sized businesses, professionals or non-profits. The Company will look for opportunities to expand its franchise in these markets on a selective and opportunistic basis. While the Company has not completed any acquisitions to date, it has, on several occasions, investigated and engaged in discussion with respect to the possibility of such acquisitions, and it expects that it may do so in the future. We may seek additional branching opportunities, centered on experienced lending officers with a significant portfolio of
●	commercial customers. We plan to increase our market share by selective expansion, and by establishing and marketing commercial loan, deposit and cash management products and services, with a high level of personal service, to our desired customer base.

●	Maintain commercial bank, customer-centric orientation among specific segments in our communities. The banking market in the Washington, D.C. MSA has experienced significant consolidation among financial institutions over the last several decades. We compete against larger banks operating in our market by targeting specific customer segments and minimizing layers of management and distance between the customer and the Bank’s decision makers. The Bank is a commercially oriented bank focused on the following customer segments: small to medium-sized businesses, professional services, builders and developers, associations, government contractors, health services companies, nonprofits, private schools, property management companies, trade contractors and title companies. We leverage personal relationships established by our officers, directors and employees with our customers. We strive to provide innovative products and value-added advice to our customers. We believe that the larger financial institutions’ desire to realize efficiencies oftentimes results in more distance and delay in serving customers. Our strategic focus, coupled with the dislocation caused by bank consolidation in our market area, provides an excellent opportunity for the Company to gain market share through a more timely delivery of customer-driven products and services through a personalized sales approach.
●	Continue to leverage our infrastructure and drive profitability. Since our inception, our management team has been successful in implementing its high-touch, technology focused approach to serving customers while maintaining cost consciousness throughout the organization, thereby achieving profitability and return metrics above peer averages. We are able to successfully execute this strategy because of our customers’ limited need for an expansive retail branching network. Our branch-lite strategy allows us to invest in and leverage our digital platform. We have been able to enhance the customer experience through services such as remote deposit capture, mobile banking, online banking, sophisticated internet-based cash management systems and same day Automated Clearing House (ACH), electronic funds transfers. For the year ended December 31, 2024, the Company’s overhead-to-average assets ratio was 1.41%. The Company’s overhead-to-average asset ratio is calculated by dividing non-interest expense by average assets.

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

Our 10 largest borrowing relationships account for approximately 9.3% of our loans as of December 31, 2024. With this concentration of credit risk among a limited number of borrowers, we may face a greater risk of material credit losses if any one or several of these borrowers fail to perform in accordance with their loans, compared to a bank with a more diversified loan portfolio.

In addition, approximately 48.1% of the loans in our loan portfolio were first originated during the past three years. While we believe our underwriting standards are designed to manage normal lending risks, it is difficult to assess the future performance of our loan portfolio due to the recent origination of many of our loans. As a result, it is difficult to determine whether these loans will become non-performing or delinquent, or whether we will hold non-performing or delinquent loans that may adversely affect our future performance.

Refer to the Loan Portfolio section within Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the composition of our loan portfolio as of December 31, 2024 and 2023.

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

At December 31, 2024, the Bank’s statutory lending limit to any single borrower was approximately $44.3 million, subject to certain exceptions provided under applicable law. As of December 31, 2024, the Bank’s credit exposure to its largest borrower was $32.6 million.

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

As noted above, commercial real estate loans are generally made on owner occupied or managed investment properties where there is both a reliance on the borrower’s financial health and the ability of the borrower and the business to repay. The Bank generally requires personal guarantees on all commercial loans as a matter of policy; exceptions to policy are documented. Most borrowers are required to forward annual corporate, partnership and personal financial statements to comply with Bank policy and enforced through loan covenants. Interest rate risks to the Bank are mitigated by using either floating interest rates or by fixing rates, generally less than 10 years. While loan amortizations may be approved for up to 360 months, loans generally have a call provision (maturity date) of 10 years or less. Specific and non-specific provisions for loan credit loss reserves are generally set based upon a methodology developed by management and approved by the board of directors and described more fully under “Critical Accounting Policies and Estimates” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K. At December 31, 2024, approximately 17.6% of our loan portfolio related to owner occupied commercial real estate loans, and approximately 40.5% of our loan portfolio related to managed investment commercial real estate.

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

We attempt to reduce risk associated with construction and development loans by obtaining personal guaranties and by keeping the maximum loan-to-value ratio at or below 75% of the appraised value and maximum loan-to-cost ratio at or below 85%, depending on the project type. All construction loans are administered by a centralized department within the Bank that is comprised of experienced loan administrators that specialize in residential, commercial and consumer construction project oversight.  Further, all construction loans are loaded into, and managed on, a third party, nationally recognized construction loan administration platform, which is a fintech solution that provides a unique customer experience, consistency in loan administration, and risk management through portfolio monitoring, market/asset type/borrower concentration analysis, and disbursement efficiency. Finally, the Bank works with highly sophisticated sponsors that are experienced, well capitalized, and positioned to manage through a downturn. As of December 31, 2024, construction and development loans made up approximately 8.8% of our loan portfolio.

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

Combined, commercial term loans and lines of credit represent approximately 2.6% of our loan portfolio as of December 31, 2024.

Mortgage Lending. The Bank originates, funds and services non-conforming 1-4 family residential mortgage loans for its own portfolio. Such loans are generally made at no more than the lesser of 80% loan to collateral value or cost. Mortgage loans are underwritten with full documentation, including verification of income and assets. Although the mortgage loans the Bank originates often carry amortization periods of up to 30 years, interest rate risk is controlled through balloon payments or interest rate adjustments of generally six years or less. At December 31, 2024, Bank originated 1-4 residential mortgage loans represented 3.5% of our loan portfolio.

The Bank also purchases and services 5/1, 7/1 and 10/1 adjustable rate mortgages. These mortgages are made on primary residences within our market area and are subject to a strict, uniform set of underwriting criteria. Management views purchased mortgages as a managed risk means of diversifying our earning asset portfolio and achieving a yield, net of the amortized premium, superior to that which may be available in the fixed income market. At December 31, 2024, approximately 16.0% of our loan portfolio related to purchased mortgages.

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

Employees

As of December 31, 2024, we had 130 full-time employees and 3 part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

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

The Federal Reserve has adopted final rules regarding capital requirements and calculations of risk-weighted assets to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. These rules require the Bank to comply with the following minimum capital ratios: (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of 4.5%, plus a 2.5% capital conservation buffer, resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of 7.0%, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the 2.5% capital conservation buffer, resulting in a minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of total risk-based capital to risk-weighted assets of 8.0%, plus the 2.5% capital conservation buffer, resulting in a minimum total risk-based capital ratio of 10.5%, and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer, is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. As of December 31, 2024 and 2023, the capital ratios of the Bank were in excess of the requirements.

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

In 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial institutions to estimate and establish an allowance for credit losses using a current expected credit loss (“CECL”) model. The CECL model estimates credit losses over the lifetime of our financial assets measured at amortized cost at the date of origination or acquisition, as opposed to reserving for incurred or probable losses through the balance sheet date.  The Federal Reserve and FDIC have adopted rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over a three-year transition period ending January 1, 2026 the day-one impact on regulatory capital that may result from the adoption of the CECL model. The Company implemented the CECL model on January 1, 2023 and elected to apply the provisions of the CECL deferral transition in the determination of its risk based capital ratios. The impact of the application of this deferral transition on the ratios was not significant.

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

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the Deposit Insurance Fund of the FDIC (“DIF”), subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2024 and 2023.

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

For the years ended December 31, 2024 and 2023, the Company recorded expense of $1.0 million and $1.0 million, respectively, for FDIC insurance premiums.

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

On October 24, 2023, the federal bank regulatory agencies issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities.  The final rule has been subject to an injunction since March 29, 2024, and the effective dates will be extended pending resolution of the lawsuit.

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

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. Further regulatory positions taken by the CFPB may influence how other regulatory agencies may apply the subject consumer financial protection laws and regulations.  In February 2025, the Trump administration halted the CFPB’s operations, and its employees were instructed to cease all supervision and examination activity.  As a result, the future of the CFPB and its impact on our business are uncertain.

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

In October 2024, the CFPB issued a final rule regarding personal financial data rights that is designed to promote “open banking.” The final rule requires, among other things, that data providers, including any financial institution, make available to consumers and certain authorized third parties, upon request, certain covered transaction, account, and payment information. Institutions with at least $1.5 billion but less than $3 billion in total assets, including the Company, are required to comply with the final rule by April 1, 2029. On the same day the final rule was released, certain industry participants filed a complaint against the CFPB challenging the final rule. This legal challenge has since been paused to allow time for the CFPB to assess the rule and determine whether it aligns with the agency’s current policy objectives.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company and the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the institution’s safety and soundness, and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2024, the Company and the Bank have not been made aware of any instances of noncompliance with this guidance.

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

Our allowance for loan credit losses may be inadequate to absorb expected losses inherent in the loan portfolio.

Experience in the banking industry indicates that a portion of our loans will become delinquent, and that some may only be partially repaid or may never be repaid at all. We may experience losses for reasons beyond our control, such as the impact of general economic conditions on customers and their businesses. Accordingly, we maintain an allowance for loan credit losses that represents management’s judgment of expected losses and risks inherent in our loan portfolio. In determining the size of our allowance for loan credit losses, we rely on an analysis of our loan portfolio considering historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. The determination of the appropriate level of the allowance for loan credit losses is inherently highly subjective and requires us to use significant judgment to estimate the level of credit risk and expected losses of the institution based on an evaluation the factors and circumstances that exist as of the applicable measurement date, all of which may change materially. Although we endeavor to maintain our allowance for loan credit losses at a level adequate to absorb any inherent expected losses in the loan portfolio, these estimates of loan credit losses are necessarily subjective and their accuracy depends on the outcome of future events. As of December 31, 2024, the allowance for loan credit losses was $18.7 million or 1.00% of total loans, net of unearned income.

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

At December 31, 2024, we had one non-performing loan that was 90 days past due and still accruing interest. The loan was paid off, in full, on January 7, 2025. We had no non-accrual loans and no OREO at December 31, 2024 or 2023.  Non-performing assets held by the Company adversely affect our net income in various ways:

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

We make loans primarily to borrowers in the Washington, D.C. MSA, focusing on the Virginia counties of Arlington, Fairfax, Loudoun and Prince William and the independent cities located within those counties, and Washington D.C. and its Maryland suburbs, and have a substantial portion of our loans secured by real estate. These concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in such areas, or the continuation of such adverse developments, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand and deposit growth.  Actual and proposed spending cuts by the U.S. Government, particularly those resulting in job losses in the Washington, D.C. MSA, could have a negative impact on the markets we serve, which could adversely affect our business, financial condition, and results of operations.  Additionally, if economic conditions in the area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, our provision for loan credit losses may increase, the value of collateral may decline and loan demand may be reduced.

We are exposed to higher credit risk by commercial real estate, commercial and industrial and construction and development-based lending as well as relationship exposure with a number of large borrowers.

Commercial real estate, commercial and industrial and construction and development based lending usually involve higher credit risks than 1-4 family residential real estate lending. While we observed a decrease in exposure year-over-year, as of December 31, 2024, the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate (both owner-occupied and non-owner occupied) - 63.2%; commercial and industrial -  2.6%; and construction and land -  8.8%. These types of loans also involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure. As of December 31, 2024, we had 39 relationships with over $10 million of outstanding borrowings with us. While we are not dependent on any of these relationships and while none of these large relationships have directly impacted our allowance for loan credit losses, a deterioration of any of these large credits could require us to increase our allowance for loan credit losses or result in significant losses to us.

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

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a foreclosure depends on factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liabilities, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, our ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of OREO could have an adverse effect on our business, financial condition and results of operations. The Company did not have any OREO as of December 31, 2024.

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

Our 10 largest borrowing relationships accounted for approximately 9.3% of our loans at December 31, 2024. Our largest single borrowing relationship accounted for approximately 1.8% of our loans at December 31, 2024. The loss of any combination of these borrowers, or a significant decline in their borrowings due to fluctuations related to their business needs, could adversely affect our results of operations if we are unable to replace their borrowings with similarly priced new loans or investments. In addition, with this concentration of credit risk among a limited number of borrowers, we may face a greater risk of material credits losses if any one or several of these borrowers fail to perform in accordance with their loans, compared to a bank with a more diversified loan portfolio.

Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.

As a result of our organic growth over the past several years, as of December 31, 2024, approximately $0.9 billion, or 48.1%, of the loans in our loan portfolio were first originated during the past three years. The average age by loan type for loans originated in the past three years is: commercial real estate loans—1.76 years; commercial and industrial loans—1.31 years; commercial construction loans—0.86 years; and consumer residential loans—1.84 years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Therefore, the recent and current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio, including net charge-offs and the ratio of nonperforming assets in the future. Our limited experience with these loans may not provide us with a significant history with which to judge future collectability or performance. However, we believe that our stringent credit underwriting process, our ongoing credit review processes, and our history of successful management of our loan portfolio, mitigate these risks. Nevertheless, if delinquencies and defaults increase, we may be required to increase our provision for loan credit losses, which could have an adverse effect on our business, financial condition and results of operations.

The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property and other real estate owned may not accurately reflect the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately reflect the net value of the collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of OREO that we acquire through foreclosure proceedings and to determine loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, if any, and our allowance for loan credit losses may not reflect accurate loan impairments. Inaccurate valuation of OREO or inaccurate provisioning for loan credit losses could have an adverse effect on our business, financial condition and results of operations. The Company did not have any OREO as of December 31, 2024.

Risks Related to Funding and Liquidity

Our deposit portfolio includes significant concentrations and a large percentage of our deposits are attributable to a relatively small number of customers.

We rely on a small number of large deposit customers, including high-average balance municipal deposits, as a source of funds. Our 10 largest depositor relationships accounted for approximately 17.5% of our deposits at December 31, 2024. Our largest depositor relationship accounted for approximately 3.7% of our deposits at December 31, 2024. These deposits can and do fluctuate substantially. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ operations, could adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income.

Limits on our ability to use brokered deposits as part of our funding strategy may adversely affect our ability to grow.

A “brokered deposit” is any deposit that is obtained from, or through the mediation or assistance of, a deposit broker. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates. Legislation excludes reciprocal deposits of up to the lesser of $5 billion or 20.0% of an institution’s total liabilities from the definition of brokered deposits, where the institution is well capitalized and has a composite supervisory rating of 1 or 2. We have used brokered deposits in the past, and we may continue to use brokered deposits as one of our funding sources to support future growth. As of December 31, 2024, brokered deposits represented approximately 14.6% of our total deposits. Reciprocal deposits represented an additional 17.3% of total liabilities at December 31, 2024.

There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than those contemplated by our asset-liability pricing strategy which could have an adverse effect on our net interest margin. In addition, banks that become less than “well capitalized” under applicable regulatory capital requirements may be restricted in their ability to accept or renew, or prohibited from accepting or renewing, brokered deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on Federal Home Loan Bank of Atlanta (“FHLB”) borrowing, attempting to attract additional non-brokered deposits, and selling loans. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our future growth. The unavailability of a sufficient volume of brokered deposits could have an adverse effect on our business, financial condition and results of operations.

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

Any substantial, unexpected, and/or prolonged change in the level or cost of liquidity could impair our ability to fund operations and meet our obligations as they become due and could have an adverse effect on our business, financial condition and results of operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if our financial condition, the financial condition of the FHLB or market conditions change. FHLB borrowings and other current sources of liquidity may not be available or, if available, sufficient to provide adequate funding for operations and to support our future growth. The unavailability of a sufficient funding could have an adverse effect on our business, financial condition and results of operations.

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

Deposits that were not insured or not collateralized by securities represented 34.7% of total deposits as of December 31, 2024. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present period. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our available-for-sale investment securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. Under such circumstances, we may be required to access funding from sources such as the Federal Reserve’s discount window in order to manage our liquidity risk.

Unrealized losses in our securities portfolio could affect liquidity.

As market interest rates increased in 2022 and 2023, we experienced significant unrealized losses on our available for sale securities portfolio. Unrealized losses related to available for sale securities are reflected in accumulated other comprehensive income in our consolidated balance sheets and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect our regulatory capital ratios. We actively monitor our available for sale securities portfolio and we do not currently anticipate the need to sell securities for liquidity purposes. Furthermore, we believe it is unlikely that we would be required to sell any such securities before recovery of their amortized cost bases, which may be at maturity. Nonetheless, our access to liquidity sources could be affected by unrealized losses if securities must be sold at a loss; tangible capital ratios continue to decline from an increase in unrealized losses or realized credit losses; the FHLB or other funding sources reduce capacity; or bank regulators impose restrictions on us that impact the level of interest rates we may pay on deposits or our ability to access brokered deposits. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.

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

We maintain an investment portfolio consisting of various high-quality liquid fixed-income securities. The total carrying value of the AFS securities portfolio as of December 31, 2024 was $130.3 million and the estimated duration of the portfolio was approximately 3.1 years. The nature of fixed-income securities is such that changes in market interest rates impact the value of these assets. Based on the duration of our AFS securities portfolio, a one percent increase or decrease in market rates is projected to negatively or positively impact the market value of the AFS securities portfolio by approximately $3.4 million and $3.4 million, respectively. Other factors beyond our control including, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and instability in the capital markets can also significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. Any of these factors, among others, could cause expected credit losses and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, financial condition or results of operations. The process for determining whether expected credit losses exist usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and collateral underlying the security. Our failure to correctly and timely assess any expected credit losses with respect to our securities could have an adverse effect on our business, financial condition or results of operations.

Inflation can have an adverse impact on our business and on our customers.

Prevailing price-wage inflation may cause us to give higher than normal raises to employees and start new employees at a higher wage. Furthermore, our clients are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Higher interest rates reduce the demand for loans and increase the attractiveness of alternative investment and savings products, like U.S. Treasury securities and money market funds, which can make it difficult to attract and retain deposits.

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

As of December 31, 2024, commercial real estate loans represented 344.6% of our total risk-based capital and had increased 19.4 % during the prior 36 months. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to our commercial real estate portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could limit our growth, require us to obtain additional capital, and have an adverse effect on our business, financial condition and results of operations.

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

Moreover, the overall market and the price of our common stock may experience volatility due to this lack of liquidity. The market price for our common stock has fluctuated significantly, ranging between $26.52 and $15.00 per share during the 12 months ended December 31, 2024.

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

We face scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors may also focus on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs for the Company as well as among our suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact the Company’s reputation, ability to do business with certain partners, access to capital, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

We are dependent on our management team and key employees.

We believe that our growth and future success will depend on the retention of our management team and key employees. Our management team and other key employees, including those who conduct our loan origination and other business development activities, have significant industry experience. We cannot ensure that we will be able to retain the services of any members of our management team or other key employees. Though we have employment agreements in place with certain members of our management team they may still elect to leave at any time. The loss of any of our management team or our key employees could adversely affect our ability to execute our business strategy, and we may not be able to find adequate replacements on a timely basis, or at all.

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

The development and use of Artificial Intelligence (“AI”) presents risks and challenges that may adversely impact the Company’s business.

The Company or its third-party vendors, clients, or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to the Company’s business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s implementation of AI technology and increase the Company’s compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce outputs or take actions that are incorrect, that reflect biases included in the data on which they are trained, that result in the release of private, confidential, or proprietary information, that infringe on the intellectual property rights of others, or that are otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous outputs, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, the Company may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the outputs of their models, matters over which the Company may have limited visibility. Any of these risks could expose the Company to liability or adverse legal or regulatory consequences and harm the Company’s reputation and the public perception of its business or the effectiveness of its security measures.

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

Location	Year Leased
Headquarters:
1943 Isaac Newton Sq. E, Suites 100, 125, 200, and 220 Reston, VA 20190	2011[1]
Other Properties:
Reston Branch 1943 Isaac Newton Sq. E, Ste. 150 Reston, VA 20190	2011
Alexandria Branch 640 Franklin St., Suites 120 and 230 Alexandria, VA 22314	2013
Arlington Branch 2300 Wilson Blvd., Ste. 120 Arlington, VA 22201	2014
Washington, D.C. Branch 1625 K St., NW, Ste. 1050 Washington, DC 20006	2023
Loudoun Branch 540 Fort Evans Road NE, Suite 100 Leesburg, VA 20176	2024
Prince William Branch 12701 Marblestone Dr., Ste. 150 Woodbridge, VA 22192	2021
Rockville Branch 11 N. Washington St., Ste. 100 Rockville, MD 20850	2010
Tysons Branch 8229 Boone Blvd., Ste. 102 Tysons, VA 22182	2016
(1)	Suite 200 of the Company’s headquarters was leased starting in 2016.

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

Part II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock is currently listed on the Nasdaq Capital Market under the symbol "JMSB." As of February 26, 2025, there were 456 holders of record of our common stock and approximately 2,524 total beneficial shareholders.

Dividends

On April 24, 2024, the Company declared an annual cash dividend of $0.25 per outstanding share of common stock paid on July 8, 2024 to shareholders of record as of June 28, 2024. The declaration of future dividends by the Company is subject to the discretion of our Board, and we can provide no assurance that we will continue to declare dividends.

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

On August 18, 2021, the Company’s Board of Directors approved a share repurchase plan (the “Plan”) of up to 5% of outstanding common stock.  As announced in the Current Report of Form 8-K filed with the SEC on July 25, 2024, the Plan, which was set to expire August 31, 2024, was extended to August 31, 2025.  There were no repurchases under the Plan during the three months ended December 31, 2024.

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

Use of Non-GAAP Financial Measures

This discussion and analysis contains financial information determined by methods other than in accordance with GAAP. Management believes that the supplemental non-GAAP information provides a better comparison of period-to-period operating performance. Additionally, the Company believes this information is utilized by regulators and market analysts to evaluate a company’s financial condition and therefore, such information is useful to investors. Non-GAAP measures used in this report consist of tax-equivalent net interest income, core net income, core earnings per share (diluted), core return on average assets, core return on average equity and core income tax expense.

These disclosures should not be viewed as a substitute for financial results in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures which may be presented by other companies. Where the non-GAAP financial measure is used, the comparable GAAP financial measure, as well as reconciliation to that comparable

GAAP financial measure, a statement of the company’s reasons for utilizing the non-GAAP financial measure, can be found within this discussion and analysis.

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

As of December 31, 2024, the Company had total consolidated assets of $2.23 billion, total loans net of unearned income of $1.87 billion, total deposits of $1.89 billion and total shareholders’ equity of $246.6 million.

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

The Company utilizes a discounted cash flow model to estimate its current expected credit losses. For the purposes of calculating its quantitative reserves, the Company has segmented its loan portfolio based on loans which share similar risk characteristics. Within the quantitative portion of the calculation, the Company utilizes at least one or a combination of loss drivers, which may include unemployment rates, home price indices, and/or gross domestic product, to adjust its loss rates over a reasonable and supportable forecast period of one year. A straight-line reversion technique is used for the following four quarters, at which time the Company reverts to historical averages. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider qualitative factors, including but not limited to: variability in the economic forecast, changes in volume and severity of adversely classified loans, changes in concentrations of credit, changes in the nature and volume of the loan segments, factors related to credit administration, and other idiosyncratic risks not embedded in the data used in the model.

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

Selected Financial Data

The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of December 31, 2024 and 2023 and the selected income statement data for the years ended December 31, 2024 and 2023 have been derived from our audited consolidated financial statements included elsewhere in this Form 10-K and should be read in conjunction with the other information contained in this Form 10-K, including the information contained within this “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 – Financial Statements and Supplementary Data.”

	As of or for the Twelve Months Ended
(Dollars in thousands, except per share data)	December 31, 2024	December 31, 2023
Balance Sheet Data:
Loans, net of unearned income	$1,872,173	$1,859,967
Allowance for loan credit losses	18,715	19,543
Total assets	2,234,947	2,242,549
Deposits	1,892,415	1,906,600
Shareholders’ equity	246,614	229,914
Asset Quality Data:
Net (charge-offs) recoveries to average total loans, net of unearned income	0.00%	0.00%
Allowance for loan credit losses to nonperforming loans	0.00%	0.00%
Allowance for loan credit losses to total gross loans net of unearned income	1.00%	1.05%
Non-performing assets to total assets	0.45%	0.00%
Non-performing loans to total loans	0.53%	0.00%
Capital Ratios (Bank level):
Equity-to-total assets ratio	11.9%	11.1%
Total risk-based capital ratio	16.2%	15.7%
Tier 1 risk-based capital ratio	15.2%	14.7%
Common equity tier 1 ratio	15.2%	14.7%
Leverage ratio	12.4%	11.6%
Income Statement Data:
Interest and dividend income	$110,133	$100,770
Interest expense	59,086	50,286
Net interest income	$51,047	$50,484
Provision for (recovery of) credit losses	(370)	(3,252)
Non-interest income (loss)	2,271	(14,940)
Non-interest expense	31,809	30,815
Income before taxes	$21,879	$7,981
Income tax expense	4,758	2,823
Net income	$17,121	$5,158
Per Share Data and Shares Outstanding:
Weighted average common shares (basic)	14,172,166	14,076,925
Weighted average common shares (diluted)	14,206,109	14,147,193
Common shares outstanding	14,269,469	14,148,533
Earnings per share, basic	$1.20	$0.37
Earnings per share, diluted	$1.20	$0.36
Book value per share	$17.28	$16.25
Performance Ratios:
Return on average assets ("ROAA")(1)	0.76%	0.22%
Return on average equity ("ROAE")(2)	7.16%	2.32%
Net interest margin	2.28%	2.20%
Tax-equivalent net interest margin (Non-GAAP)(3)	2.28%	2.21%
Non-interest expense to average assets(4)	1.41%	1.33%
Efficiency ratio(5)	59.7%	86.7%

(1)	ROAA is calculated by dividing net income by year-to-date average assets.
(2)	ROAE is calculated by dividing net income by year-to-date average equity.
(3)	Net interest margin for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(4)	Non-interest expense to average assets is calculated by dividing non-interest expense by average assets.
(5)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

Results of Operations – Years Ended December 31, 2024 and December 31, 2023

Overview

The Company reported net income of $17.1 million for the year ended December 31, 2024, an increase of $12.0 million when compared to the same period in 2023. As disclosed in our 2023 10-K filed March 20, 2024, during July 2023, the Company sold certain lower-yielding available-for-sale investment securities with a total par value of $161.2 million and agreed to surrender $21.4 million of bank owned life insurance (“BOLI”) contracts, resulting in a non-recurring, after-tax loss of $14.6 million that was recorded during the third quarter of 2023 (the “Restructuring”). Core net income (Non-GAAP) defined as reported net income excluding the non-recurring after-tax loss resulting from the Restructuring, was $19.8 million for the year ended December 31, 2023. The following table reconciles net income to core net income, which is a non-GAAP measure, and outlines reported (GAAP) and core (Non-GAAP) diluted earnings per share, ROAA and ROAE as follows:

	For the Years Ended
(Dollars in thousands, except per share amounts)	December 31, 2024	December 31, 2023
Net income (GAAP)	$17,121	$5,158
Add: Loss on securities sale, net of tax	-	13,520
Add: Non-recurring tax and 10% modified endowment contract penalty on early surrender of BOLI policies	-	1,101
Core net income (Non-GAAP) (1)	$17,121	$19,779
Income tax expense (GAAP)	$4,758	$2,823
Adjustment: Tax and 10% modified endowment contract penalty on early surrender of BOLI policies	-	(1,101)
Adjustment: Tax benefit of loss recognized on sale of available-for-sale securities	-	3,594
Core income tax expense (Non-GAAP) (2)	$4,758	$5,316

Earnings per share - diluted (GAAP)	$1.20	$0.36
Core earnings per share - diluted (Non-GAAP) (3)	$1.20	$1.39
Return on average assets (annualized) (GAAP)	0.76%	0.22%
Core return on average assets (annualized) (Non-GAAP) (4)	0.76%	0.85%
Return on average equity (annualized) (GAAP)	7.16%	2.32%
Core return on average equity (annualized) (Non-GAAP) (5)	7.16%	8.91%
(1)	Core net income reflects net income adjusted for the non-recurring tax effected loss recognized on the sale of available-for-sale securities. Tax benefit (expense) is calculated using the federal statutory tax rate of 21%.
(2)	Includes tax benefit (expense) calculated using the federal statutory tax rate of 21%
(3)	Core earnings per share – diluted is calculated by dividing core net income by the sum of basic weighted average shares outstanding and diluted weighted average shares outstanding for each period presented.
(4)	Core return on average assets is calculated by dividing core net income by average assets for each period presented.
(5)	Core return on average equity is calculated by dividing core net income by average equity for each period presented.

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

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the years ended December 31, 2024 and 2023.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

	December 31, 2024			December 31, 2023
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$253,421	$5,083	2.01%	$368,922	$7,506	2.03%
Tax-exempt(1)	1,379	45	3.26%	2,351	68	2.89%
Total securities	$254,800	$5,128	2.01%	$371,273	$7,574	2.04%
Loans, net of unearned income(2):
Taxable	1,807,547	95,770	5.30%	1,764,315	85,515	4.85%
Tax-exempt(1)	18,389	712	3.87%	28,190	1,164	4.13%
Total loans, net of unearned income	$1,825,936	$96,482	5.28%	$1,792,505	$86,679	4.84%
Interest-bearing deposits in other banks	$162,165	$8,682	5.35%	$126,623	$6,776	5.35%
Total interest-earning assets	$2,242,901	$110,292	4.92%	$2,290,401	$101,029	4.41%
Total non-interest earning assets	15,630			32,430
Total assets	$2,258,531			$2,322,831
Liabilities & Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$322,028	$8,848	2.75%	$299,468	$6,804	2.27%
Money market accounts	342,057	10,707	3.13%	362,243	10,150	2.80%
Savings accounts	48,466	664	1.37%	69,742	831	1.19%
Time deposits	757,494	34,273	4.52%	842,121	29,383	3.49%
Total interest-bearing deposits	$1,470,045	$54,492	3.71%	$1,573,574	$47,168	3.00%
Federal funds purchased	28	2	7.14%	302	15	4.97%
Subordinated debt	24,747	1,396	5.64%	24,664	1,396	5.66%
Federal Reserve Bank borrowings	51,314	2,451	4.78%	34,176	1,640	4.80%
Federal Home Loan Bank advances	18,361	745	4.06%	1,487	67	4.51%
Total interest-bearing liabilities	$1,564,495	$59,086	3.78%	$1,634,203	$50,286	3.08%
Demand deposits	437,694			447,804
Other liabilities	17,261			18,791
Total liabilities	$2,019,450			$2,100,798
Shareholders’ equity	$239,081			$222,033
Total liabilities and shareholders’ equity	$2,258,531			$2,322,831
Tax-equivalent net interest income and spread (Non-GAAP)(1)		$51,206	1.14%		50,743	1.33%
Less: tax-equivalent adjustment		159			$259
Net interest income and spread (GAAP)		$51,047	1.13%		50,484	1.32%

Interest income/earnings assets			4.91%			4.40%
Interest expense/earning assets			2.63%			2.20%
Net interest margin			2.28%			2.20%

Tax-equivalent interest income/earnings assets (Non-GAAP)(1)			4.92%			4.41%
Interest expense/earning assets			2.63%			2.20%
Tax-equivalent net interest margin (Non-GAAP)(3)			2.28%			2.21%

(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)	The Company did not have any loans on non-accrual as of December 31, 2024 or December 31, 2023.

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

Tax-Equivalent Net Interest Income

	Year ended
	December 31,
(Dollars in thousands)	2024	2023
GAAP Financial Measurements:
Interest Income - Loans	$96,332	$86,435
Interest Income - Securities and Other Interest-Earning Assets	13,801	14,335
Interest Expense - Deposits	54,492	47,168
Interest Expense - Borrowings	4,594	3,118
Total Net Interest Income (GAAP)	$51,047	$50,484

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	150	244
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	9	15
Total Tax Benefit on Tax-Exempt Interest Income (1)	$159	$259
Tax-Equivalent Net Interest Income (Non-GAAP)	$51,206	$50,743
(1)	Tax benefit was calculated using the federal statutory tax rate of 21%.

Net interest income increased $0.5 million or 0.9% on a fully tax-equivalent basis for the year ended December 31, 2024. The increase in net interest income was driven by the increase in the yield of interest-earning assets and the reduction in the average balance of interest-bearing liabilities outpacing the increase in the cost on interest-bearing liabilities.

On a fully tax-equivalent basis, the net interest margin was 2.28% for the year ended December 31, 2024, compared to 2.21% for the same period in 2023. The increase in net interest margin was primarily due to increases in the yield of interest-bearing assets, which was partially offset by an increase in the cost of interest-bearing deposits.

The cost of interest-bearing liabilities increased 0.70% from 3.08% for the year ended December 31, 2023 to 3.78% for the year ended December 31, 2024. The increase in the cost of interest-bearing liabilities was primarily due to higher interest expense on deposits and other borrowings. The increase in the cost of interest-bearing liabilities was primarily due to a 71 basis point increase in the cost of interest-bearing deposits as a result of the repricing of the Company’s time deposits coupled with an increase in rates offered on money market, NOW and savings deposit accounts since the fourth quarter of 2023.

The loan portfolio’s yield for the year ended December 31, 2024 was 5.28% compared to 4.84% for the year ended December 31, 2023. The increase in yield on the Company’s loan portfolio was primarily a result of repricing of assets subsequent to the fourth quarter of 2023 and certain prepayment penalties.

The investment securities portfolio’s yield for the year ended December 31, 2024 was 2.01% compared to 2.04% for the year ended December 31, 2023. The decrease was primarily due higher yielding investments maturing during the year ended December 31, 2024.

The yield on interest-bearing deposits due from banks for the year ended December 31, 2024 was 5.35% compared to 5.35% for the year ended December 31, 2023.

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

Rate/Volume Analysis

	For the Year Ended December 31,
	2024 and 2023
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$(2,321)	$(102)	$(2,423)
Tax-exempt(1)	(28)	5	(23)
Total securities	$(2,349)	$(97)	$(2,446)
Loans, net of unearned income:
Taxable	2,292	7,963	10,255
Tax-exempt(1)	(379)	(73)	(452)
Total loans, net of unearned income(2)	$1,913	$7,890	$9,803
Interest-bearing deposits in other banks	$1,824	$82	$1,906
Total interest-earning assets	$1,388	$7,875	$9,263
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$1,107	$937	$2,044
Money market accounts	(873)	1,430	557
Savings accounts	(291)	124	(167)
Time deposits	(3,856)	8,746	4,890
Total interest-bearing deposits	$(3,913)	$11,237	$7,324
Federal funds purchased	(13)	—	(13)
Subordinated debt	5	(5)	—
Federal Reserve Bank borrowings	819	(8)	811
Federal Home Loan Bank advances	685	(7)	678
Total interest-bearing liabilities	$(2,417)	$11,217	$8,800
Change in tax-equivalent net interest income (Non-GAAP)	$3,805	$(3,342)	$463
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

(2)The Company did not have any loans on non-accrual as of December 31, 2024 or December 31, 2023.

Interest Income

Interest income increased by $9.3 million or 9.2% to $110.3 million on a fully tax-equivalent basis for the year ended December 31, 2024 compared to $101.0 million for the year ended December 31, 2023, driven by an increase in rates which was partially offset by decrease in volume on interest-earning assets. The increase in rate on interest-earning assets was primarily attributable to the Company’s loan portfolio. The decrease in volume of average interest-earning assets was primarily attributable to the Company’s securities portfolio.

Fully tax-equivalent interest income on loans increased by approximately $9.9 million or 11.5% primarily as a result of rate. Average loans increased approximately $33.4 million between the years ended December 31, 2024 and December 31, 2023, which was primarily attributable to growth in the investor real estate and residential loan portfolios.

Fully tax-equivalent interest income on investment securities decreased by approximately $2.4 million.  The decrease was primarily the result of volume decreasing from the Restructuring and to a lesser extent, the amortization and maturities of securities.  Average investment securities decreased approximately $116.5 million between the years ended December 31, 2024 and December 31, 2023.

Interest Expense

Interest expense increased by $8.8 million to $59.1 million for the year ended December 31, 2024 compared to $50.3 million for the year ended December 31, 2023, primarily due to an increase in rates. The increase in rates was primarily a result of the repricing of the Company’s time deposits.  The increase in rates was partially offset by 69.7 million or 4.3% decrease in average interest-bearing liabilities, as the Company utilized a portion of the cash from the Restructuring and other cash flow from the investment portfolio to pay down higher cost funding.

Provision Expense

The Company recorded a $0.4 million recovery of provision for credit losses for the year ended December 31, 2024 compared to a $3.3 million recovery of provision for the year ended December 31, 2023. The decreased recovery of provision for credit losses during 2024 was primarily a result of changes in the composition and volume of the loan portfolio, considerations of qualitative factors and the continued strong credit performance of our loan portfolio segments.

Non-interest Income

The Company’s recurring sources of non-interest income consist primarily of interchange income, service charges on deposit accounts, gain on sale of government guaranteed loans, and insurance commissions. Generally speaking, loan fees are included in interest income on the loan portfolio and not reported as non-interest income.

The following table summarizes non-interest income for the years ended December 31, 2024 and December 31, 2023.

	Year ended
	December 31,
(Dollars in thousands)	2024	2023
Service charges on deposit accounts
Overdrawn account fees	$84	$82
Account service fees	265	248
Other service charges and fees
Interchange income	363	403
Other charges and fees	292	435
Bank owned life insurance	—	224
Losses on sale of available-for-sale securities	—	(17,316)
Net gains on premises and equipment	1	16
Insurance commissions	416	386
Gain on sale of government guaranteed loans	520	131
Non-qualified deferred compensation plan asset gains, net	236	317
Other operating income	94	134
Total non-interest income	$2,271	$(14,940)

Non-interest income increased $17.2 million during the year ended December 31, 2024 compared to the same period in 2023.  Excluding the impact of the Restructuring, non-interest income decreased $0.1 million or 4.4%.  The decrease reflects the surrender of BOLI as part of the Restructuring.

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

The following table summarizes non-interest expense for the years ended December 31, 2024 and December 31, 2023.

	Year ended
	December 31,
(Dollars in thousands)	2024	2023
Salaries and employee benefits expense	$19,240	$19,436
Occupancy expense of premises	1,760	1,811
Furniture and equipment expenses	1,220	1,178
Advertising expense	386	288
Data processing	2,192	1,936
FDIC insurance	1,000	1,041
Professional fees	1,001	329
State franchise tax	2,405	2,389
Bank insurance	238	174
Vendor services	640	407
Supplies, printing, and postage	152	152
Director costs	776	876
Other operating expenses	799	798
Total non-interest expense	$31,809	$30,815

Non-interest expense increased $1.0 million or 3.2% during the year ended December 31, 2024 compared to the same period in 2023.  In 2023, the Company realized a non-recurring $0.3 million reversal of a litigation reserve.  During the first quarter 2024, the Company incurred non-recurring expenses totaling $0.1 million in connection with a strategic opportunity that was explored and ultimately did not materialize. Excluding these two non-recurring items, non-interest expense increased $0.6 million or 1.9%. The increase was also due to increases in professional fees and data processing, partially offset by lower salaries and employee benefit expense and lower occupancy expense as the Company continues to renegotiate its office leases. The increase in professional fees was due to increased contract costs and services. The increase in data processing fees was primarily due to contractual increases and volume-based activity. The decrease in salaries and employee benefits was due to lower incentive accruals and higher direct loan origination costs when compared to the same period of the prior year, partially offset by higher deferred compensation expense as a result of a mark-to-market fluctuations on the Company’s NQDC.

Income Taxes

Income tax expense increased $1.9 million or 68.5% to $4.8 million for the year ended December 31, 2024 compared to $2.8 million for the year ended December 31, 2023.  Our effective tax rate for the year ended December 31, 2024 was 21.7% compared to 35.4% for the year ended December 31, 2023 or 21.2% for the year ended December 31, 2023, when excluding the impact of the Restructuring (Non-GAAP).  The increase in effective tax rate between the adjusted comparative periods was due to changes in temporary differences. Income tax for the twelve months ended December 31, 2024 represents a $0.6 million or 10.5% decrease when compared to the Company’s core income tax expense (Non-GAAP) for the twelve months ended December 31, 2023 of $5.3 million.

Discussion and Analysis of Financial Condition – Years Ended December 31, 2024 and December 31, 2023

Assets, Liabilities, and Shareholders’ Equity

The Company’s total assets decreased $7.6 million or 0.3% to $2.23 billion at December 31, 2024 compared to $2.24 billion at December 31, 2023. The decrease in total assets is primarily attributable to a decrease in available-for-sale securities of $39.7 million, partially offset by increases in interest-bearing deposits in banks and  loans, net of unearned income of $24.9 million and $12.2 million, respectively.

The Company’s total liabilities decreased $24.3 million or 1.2% to $1.99 billion at December 31, 2024 compared to $2.01 billion at December 31, 2023. The decrease in total liabilities was primarily attributable to a decrease in time deposits of $125.5 million and a decrease of Federal Reserve Bank borrowings of $54.0 million. The decreases were partially offset by an increase in non-interest bearing demand deposits and interest-bearing demand deposits of $21.9 million and $97.1 million, respectively.

Shareholders’ equity increased $16.7 million or 7.3% to $246.6 million at December 31, 2024 compared to $229.9 million at December 31, 2023. The increase in shareholders’ equity was primarily attributable to the Company’s earnings over the previous twelve months and a decrease in accumulated other comprehensive loss, which was due to decreases in unrealized losses on our available-for-sale investment portfolio from market value increases. This increase was partially offset by increased cash dividends paid. Book value per share was $17.28 as of December 31, 2024 compared to $16.25 as of December 31, 2023.

Investment Securities

The Company maintains a primarily fixed income investment securities portfolio that had a total carrying value of $222.3 million at December 31, 2024 and $265.5 million at December 31, 2023. The investment portfolio is used as a source of liquidity, interest income, and credit risk diversification, as well as to manage rate sensitivity and provide collateral for secured public funds and secured credit lines. Investment securities are classified as available-for-sale or held-to-maturity based on management’s investment strategy and management’s assessment of the intent and ability to hold the securities until maturity. Investment securities that we may sell prior to maturity in response to changes in management’s investment strategy, liquidity needs, interest rate risk profile or for other reasons are classified as available-for-sale. The Company also had restricted stock and equity securities within its investment securities portfolio with total carrying values of $7.6 million and $2.8 million, respectively, as of December 31, 2024 and $5.0 million and $2.8 million, respectively, as of December 31, 2023.

The Company did not purchase or sell any investment securities during the year ended December 31, 2024.  The Company had $45.6 million in maturities and principal repayments on securities during the year ended December 31, 2024.  Maturities consisted of $17.0 million in U.S. treasuries, $3.0 million in U.S. agency, and $0.3 million in municipal -taxable.    Principal repayments consisted of $18.8 million of mortgage-backed securities and $6.4 million of collateralized mortgage obligation securities.

The following table summarizes the amortized cost and fair value of the Company’s fixed income investment portfolio as of December 31, 2024 and December 31, 2023, respectively.

	December 31, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Held-to-maturity
U.S. Treasuries	$6,001	$5,418	$6,001	$5,334
U.S. government and federal agencies	35,349	30,606	35,434	30,334
U.S. agency collateralized mortgage obligations	17,805	13,857	19,395	15,300
Taxable municipal	6,041	4,952	6,057	4,956
U.S. agency mortgage-backed	26,813	21,437	28,618	23,608
Total Held-to-maturity Securities	$92,009	$76,270	$95,505	$79,532
Available-for-sale
U.S. Treasuries	$27,920	$27,137	$44,793	$42,977
U.S. government and federal agencies	10,966	10,581	13,850	13,275
Corporate bonds	3,000	2,739	3,000	2,523
U.S. agency collateralized mortgage obligations	36,032	29,611	40,806	34,310
Tax-exempt municipal	1,379	1,171	1,380	1,231
Taxable municipal	270	263	606	587
U.S. agency mortgage-backed	64,274	58,755	81,255	75,090
Total Available-for-sale Securities	$143,841	$130,257	$185,690	$169,993

In the prevailing rate environments as of both December 31, 2024 and December 31, 2023, the Company’s investment portfolio had an estimated weighted average remaining life of approximately 4.2 years.  The Company’s available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 3.1 years and 3.0 years in the prevailing rate environments as of December 31, 2024 and December 31, 2023, respectively. The held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 6.0 years and 6.7 years as of December 31, 2024 and December 31, 2023, respectively.

The following table summarizes the maturity composition of our investment securities as of December 31, 2024, including the weighted average yield of each maturity band. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

	December 31, 2024
	Amortized	Fair	Weighted-Average
(Dollars in thousands)	Cost	Value	Yield
Held-to-maturity
Due in one year or less	$—	$—	—
Due after one year through five years	27,431	24,641	1.17%
Due after five years through ten years	21,620	17,962	1.67%
Due after ten years	42,958	33,667	1.45%
Total Held-to-maturity Securities	$92,009	$76,270	1.42%
Available-for-sale
Due in one year or less	$21,057	$20,798	1.80%
Due after one year through five years	29,996	28,849	2.14%
Due after five years through ten years	36,750	34,830	2.66%
Due after ten years	56,038	45,780	1.56%
Total Available-for-sale Securities	$143,841	$130,257	2.00%

Loan Portfolio

Gross loans net of unearned income increased $12.7 million or 0.7% to $1.87 billion as of December 31, 2024 compared to $1.85 billion as of December 31, 2023. The Company continues to maintain its disciplined underwriting standards while prudently pursuing loan growth opportunities that provide acceptable risk-adjusted returns.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of December 31, 2024 and December 31, 2023.

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial	$1,181,090	63.24%	$1,146,116	61.79%
Construction and land development	164,988	8.83%	180,922	9.75%
Residential	472,932	25.32%	482,182	25.99%
Commercial - Non Real Estate:
Commercial loans	47,736	2.56%	45,204	2.44%
Consumer - Non-Real Estate:
Consumer loans	906	0.05%	560	0.03%
Total Gross Loans	$1,867,652	100.00%	$1,854,984	100.00%
Allowance for loan credit losses	(18,715)		(19,543)
Net deferred loan costs	4,521		4,983
Total net loans	$1,853,458		$1,840,424

The following table summarizes the contractual maturities of the loans as of December 31, 2024 by loan type. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The table also summarizes the fixed and floating rate composition of loans held for investment for contractual maturities greater than one year.

	December 31, 2024
		After 1	After 5
		Year	years	Maturing
	Within 1	Within 5	Within 15	After 15
(Dollars in thousands)	Year	Years	Years	Years	Total
Real Estate Loans:
Commercial	71,804	448,388	649,917	10,981	1,181,090
Construction and land development	96,588	52,619	15,781	—	164,988
Residential	$14,446	$32,716	$34,590	$391,180	$472,932
Commercial - Non-Real Estate:
Commercial loans	7,787	20,178	18,260	1,511	47,736
Consumer - Non-Real Estate:
Consumer loans	283	608	—	15	906
Total Gross Loans	$190,908	$554,509	$718,548	$403,687	$1,867,652

For Maturities Over One Year:
Floating rate loans		$210,258	$280,565	$401,877	$892,700
Fixed rate loans		344,251	437,983	1,810	784,044
		$554,509	$718,548	$403,687	$1,676,744

Asset Quality

The Company maintains policies and procedures to promote sound underwriting and mitigate credit risk. The Chief Credit Officer is responsible for establishing credit risk policies and procedures, including underwriting and hold guidelines and credit approval authority, and monitoring credit exposure and performance of the Company’s lending-related transactions.

The Company’s asset quality remained strong during the year ended December 31, 2024. The Company had no non accrual loans and OREO as of December 31, 2024 and December 31, 2023. The Company had one loan that was 90 days past due and still accruing interest as of December 31, 2024. The loan paid off, in full, on January 7, 2025.

The Company did not have any nonaccrual loans as of December 31, 2024 or December 31, 2023 nor were there any loans placed on nonaccrual during those periods. A loan is placed on nonaccrual status when (i) the Company is advised by the borrower that scheduled principal or interest payments cannot be met, (ii) when management’s best judgment indicates that payment in full of principal and interest can no longer be expected, or (iii) when any such loan or obligation becomes delinquent for 90 days, unless it is both well-secured and in the process of collection. As a result, the Company did not have any interest income that would have been recognized on nonaccrual loans for the years ended December 31, 2024 or December 31, 2023.

The Company made one loan modification to a borrower experiencing financial difficulty during the twelve months ended December 31, 2024. As of December 31, 2024, the outstanding principal balance of the loan was $1.5 million which represents 3.16% of the Commercial Non-Real Estate Loans - Commercial loan segment. The loan was modified to provide a combination of interest rate and term extension. As of December 31, 2024, this loan was current and paying in accordance with the modified terms. The Company did not make any loan modifications to borrowers experiencing financial difficulty during the twelve months ended December 31, 2023.

The following table summarizes the Company’s asset quality as of December 31, 2024 and December 31, 2023.

(Dollars in thousands)	December 31, 2024	December 31, 2023
Nonaccrual loans	$—	$—
Loans past due 90 days and accruing interest	9,978	—
Other real estate owned and repossessed assets	—	—
Total nonperforming assets	$9,978	$—

Allowance for loan credit losses to nonperforming assets	NM	NM
Nonaccrual loans to gross loans	0.00%	0.00%
Nonperforming assets to period end loans and OREO	0.53%	0.00%

NM – Not meaningful

Allowance for Loan Credit Losses

Refer to the discussion in the “Critical Accounting Policies and Estimates” section above for management’s approach to estimating the allowance for loan credit losses.

The Company recorded net recoveries of $2 thousand during the year ended December 31, 2024 compared to net recoveries of $2 thousand during the year ended December 31, 2023. At December 31, 2024, the allowance for loan credit losses was $18.7 million, or 1.00% of outstanding loans, net of unearned income, compared to $19.5 million, or 1.05% of outstanding loans, net of unearned income, at December 31, 2023. The decrease in the allowance as a percentage of outstanding loans, net of unearned income, was primarily a result of changes in the Company’s loss driver analysis and assumptions, changes in the composition of the loan portfolio, improved economic forecasts used in the quantitative portion of the model and considerations of qualitative factors combined with the continued strong credit performance of our loan portfolio segments.

The following table summarizes the Company’s loan credit loss experience by loan portfolio for the years ended December 31, 2024 and December 31, 2023.

	December 31, 2024		December 31, 2023
	Net	Net	Net	Net
	(charge-offs)	(charge-off)	(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)	recoveries	recovery rate (1)
Real estate loans:
Commercial	$—	—	$—	—%
Construction and land development	—	—	—	—
Residential	—	—	—	—
Commercial loans	2	0.01%	2	0.01%
Consumer loans	—	—	—	—
Total	$2		$2

Average loans outstanding during the period	$1,825,936		$1,792,505
Allowance coverage ratio (2)		1.00%		1.05%
Total net (charge-off) recovery rate		0.00%		0.00%
Allowance to nonaccrual loans ratio(3)		NM		NM

NM – Not meaningful

(1)	The net (charge-off) recovery rate is calculated by dividing total net (charge-offs) recoveries during the period by average gross loans outstanding during the period.
(2)	The allowance coverage ratio is calculated by dividing the allowance for loan credit losses at the end of the period by gross loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan credit losses at the end of the period by nonaccrual loans at the end of the period.

The following table summarizes the allowance for loan credit losses by portfolio with a comparison of the percentage composition in relation to total allowance for loan credit losses and total loans as of December 31, 2024 and December 31, 2023.

	December 31, 2024
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan Credit	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$11,732	62.69%	63.24%
Construction and land development	1,761	9.41%	8.83%
Residential	4,594	24.54%	25.32%
Commercial - Non-Real Estate:
Commercial loans	548	2.93%	2.56%
Consumer - Non-Real Estate:
Consumer loans	80	0.43%	0.05%
Total	$18,715	100.00%	100.00%

	December 31, 2023
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan Credit	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$12,841	65.71%	61.79%
Construction and land development	1,787	9.14%	9.75%
Residential	4,323	22.12%	25.99%
Commercial - Non-Real Estate:
Commercial loans	495	2.53%	2.44%
Consumer - Non-Real Estate:
Consumer loans	97	0.50%	0.03%
Total	$19,543	100.00%	100.00%

Management believes that the allowance for loan credit losses is adequate to absorb lifetime credit losses inherent in the portfolio as of December 31, 2024. There can be no assurance, however, that adjustments to the provision for (recovery of) credit losses will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; or changes in the circumstances of particular borrowers are criteria that could change and make adjustments to the provision for (recovery of) credit losses necessary.

Deposits

Total deposits decreased $14.2 million or 0.7% to $1.89 billion as of December 31, 2024 compared to $1.91 billion as of December 31, 2023.

Non-interest bearing demand deposits increased $21.9 million or 5.3% to $433.3 million as of December 31, 2024 compared to $411.4 million at December 31, 2023. Non-interest bearing demand deposits represented 22.9% and 21.6% of total deposits at December 31, 2024 and December 31, 2023, respectively.

Interest-bearing deposits, which include NOW accounts, regular savings accounts, money market accounts, and time deposits, decreased $36.1 million or 2.41% to $1.46 billion as of December 31, 2024 compared to $1.50 billion as of December 31, 2023. Interest-bearing deposits represented 77.1% and 78.4% of total deposits at December 31, 2024 and December 31, 2023, respectively.

The Company focuses on funding asset growth with deposit accounts, with an emphasis on core deposit growth, as its primary source of deposits. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, time deposits, reciprocal IntraFi Demand® deposits, IntraFi Money Market® deposits and IntraFi CD® deposits. Core deposits totaled $1.62 billion or 85.4% of total deposits and $1.58 billion or 82.7% of total deposits at December 31, 2024 and December 31, 2023, respectively.

The following table sets forth the average balances of deposits and the average interest rates paid for the years ended December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$437,694		$447,804
Interest bearing:
NOW accounts	322,028	2.75%	299,468	2.27%
Money market accounts	342,057	3.13%	362,243	2.80%
Savings accounts	48,466	1.37%	69,742	1.19%
Time deposits	757,494	4.52%	842,121	3.49%
Total interest-bearing	1,470,045	3.71%	1,573,574	3.00%
Total	$1,907,739	2.86%	$2,021,378	2.33%

The following table sets forth the maturity ranges of certificates of deposit with balances of $250,000 or more as of December 31, 2024.

	December 31, 2024
(Dollars in thousands)	Total	Uninsured
Three months or less	$65,443	$46,443
Over three through 6 months	120,452	101,952
Over 6 through 12 months	61,133	48,383
Over 12 months	68,520	55,270
Total	$315,548	$252,048

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $816.7 million at December 31, 2024 and $802.8 million at December 31, 2023. Included in these amounts were $157.4 million and $168.7 million of public fund deposits that are collateralized by securities as of December 31, 2024 and December 31, 2023, respectively. Deposits that were not insured or not collateralized by securities represented 35% and 33% of total deposits, respectively, as of December 31, 2024 and December 31, 2023.

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

Shareholders’ equity increased $16.7 million or 7.3% to $246.6 million at December 31, 2024 compared to $229.9 million at December 31, 2023. The increase in shareholders’ equity was primarily attributable the Company’s earnings during the year and a decrease in accumulated other comprehensive loss, which was attributable to a decrease in unrealized losses on our available-for-sale portfolio due to market value increases. These increases were partially offset by cash dividends paid.

In August of 2023, the Company’s Board of Directors authorized the extension of the Company’s stock repurchase program that was originally adopted in August of 2021. Under the stock repurchase program, the Company may repurchase up to 700,000 shares of its outstanding common stock. The stock repurchase program will expire on August 31, 2025 or earlier if all the authorized shares have been repurchased. The Company repurchased 3,003 shares at $16.48 per share during the twelve months ended December 31, 2024.

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

In addition to the liquidity provided by balance sheet cash flows, the Company supplements its liquidity with additional sources such as secured borrowing credit lines with the FHLB and the Reserve Bank. Specifically, the Company has pledged a portion of its loan portfolio to the FHLB and the Reserve Bank. Based on collateral pledged as of December 31, 2024, the total FHLB available borrowing capacity was $462.2 million. Additional borrowing capacity with the Reserve Bank was approximately $104.0 million as of December 31, 2024.

On September 3, 2024, the Company paid off its $77.0 million advance from the Reserve Bank under the Bank Term Funding Program (“BTFP”) and concurrently secured three FHLB advances totaling $56.0 million. The FHLB advances have a weighted average fixed interest rate of 4.01% compared to 4.76% for the retired BTFP advance. Total borrowings as of December 31, 2024 consisted of subordinated debt totaling $24.8 million and the FHLB advances.

Total liquidity, defined as cash and cash equivalents, unencumbered securities at fair value, and available secured borrowing capacity, was $727.3 million at December 31, 2024 compared to $638.9 million at December 31, 2023. The Company’s liquidity position represented 110.3% of uninsured, non-collateralized deposits at December 31, 2024.

In addition to available secured borrowing capacity, the Company had available federal funds lines with correspondent banks of $110.0 million at December 31, 2024.

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

Item 8.Financial Statements and Supplementary Data

John Marshall Bancorp, Inc. Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

John Marshall Bancorp, Inc.

Reston, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of John Marshall Bancorp, Inc. and its subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

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

Richmond, Virginia

March 28, 2025

John Marshall Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2024 and 2023

(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Cash and due from banks	$5,945	$7,424
Interest-bearing deposits in other banks	116,524	91,581
Total cash and cash equivalents	122,469	99,005
Securities available-for-sale, at fair value	130,257	169,993
Securities held-to-maturity at amortized cost, fair value of $76,270 and $79,532 as of December 31, 2024 and December 31, 2023, respectively	92,009	95,505
Less: Allowance for investment credit losses	—	—
Securities held-to-maturity, net	92,009	95,505
Restricted securities, at cost	7,634	5,012
Equity securities, at fair value	2,832	2,792
Loans, net of unearned income	1,872,173	1,859,967
Less: Allowance for loan credit losses	(18,715)	(19,543)
Loans, net	1,853,458	1,840,424
Bank premises and equipment, net	1,318	1,281
Accrued interest receivable	5,996	6,110
Right of use assets	5,013	4,176
Other assets	13,961	18,251
Total assets	$2,234,947	$2,242,549
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand deposits	$433,288	$411,374
Interest-bearing demand deposits	705,097	607,971
Savings deposits	44,367	52,061
Time deposits	709,663	835,194
Total deposits	1,892,415	1,906,600
Federal funds purchased	—	10,000
Federal Home Loan Bank advances	56,000	—
Federal Reserve Bank borrowings	—	54,000
Subordinated debt	24,791	24,708
Accrued interest payable	2,394	4,559
Lease liabilities	5,369	4,446
Other liabilities	7,364	8,322
Total liabilities	$1,988,333	$2,012,635
Commitments and contingencies (Note 11)
Shareholders’ Equity
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued	$—	$—
Common stock, nonvoting, par value $0.01 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, voting, par value $0.01 per share; authorized 30,000,000 shares; issued and outstanding, 14,269,469 shares at December 31, 2024, including 54,388 unvested shares, 14,148,533 shares at December 31, 2023, including 47,318 unvested shares	142	141
Additional paid-in capital	97,173	95,636
Retained earnings	159,951	146,388
Accumulated other comprehensive loss	(10,652)	(12,251)
Total shareholders’ equity	$246,614	$229,914
Total liabilities and shareholders’ equity	$2,234,947	$2,242,549

See Notes to Consolidated Financial Statements.

John Marshall Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2024 and 2023

(In thousands, except per share data)

	Year ended
	December 31,
	2024	2023
Interest and Dividend Income
Interest and fees on loans	$96,332	$86,435
Interest on investment securities, taxable	4,692	7,206
Interest on investment securities, tax-exempt	36	53
Dividends	391	300
Interest on deposits in banks	8,682	6,776
Total interest and dividend income	$110,133	$100,770
Interest Expense
Deposits	$54,492	$47,168
Federal funds purchased	2	15
Federal Home Loan Bank advances	745	67
Federal Reserve Bank borrowings	2,451	1,640
Subordinated debt	1,396	1,396
Total interest expense	$59,086	$50,286
Net Interest Income	$51,047	$50,484
Recovery of credit losses	(370)	(3,252)
Net interest income after recovery of credit losses	$51,417	$53,736
Non-interest Income
Service charges on deposit accounts	$349	$330
Bank owned life insurance	—	224
Other service charges and fees	655	838
Losses on sale of available-for-sale securities	—	(17,316)
Insurance commissions	416	386
Gain on sale of government guaranteed loans	520	131
Non-qualified deferred compensation plan asset gains, net	236	317
Other income	95	150
Total non-interest income (loss)	$2,271	$(14,940)
Non-interest Expenses
Salaries and employee benefits	$19,240	$19,436
Occupancy expense of premises	1,760	1,811
Furniture and equipment expenses	1,220	1,178
Other operating expenses	9,589	8,390
Total non-interest expenses	$31,809	$30,815
Income before income taxes	$21,879	$7,981
Income Tax Expense	4,758	2,823
Net income	$17,121	$5,158
Earnings per share, basic	$1.20	$0.37
Earnings per share, diluted	$1.20	$0.36

See Notes to Consolidated Financial Statements.

John Marshall Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2024 and 2023

(In thousands)

	Year ended
	December 31,
	2024	2023
Net Income	$17,121	$5,158
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax of $444 and $761 for the twelve months ended December 31, 2024 and December 31, 2023, respectively.	1,668	2,862
Reclassification adjustment for losses on available-for-sale securities included in net income, net of tax of $0 for the twelve months ended December 31, 2024 and $(3,636) for the twelve months ended December 31, 2023.	—	13,680
Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax of $(18) and $(26) for the twelve months ended December 31, 2024 and December 31, 2023, respectively.	(69)	(96)
Total other comprehensive income	$1,599	$16,446
Total comprehensive income	$18,720	$21,604

See Notes to Consolidated Financial Statements.

John Marshall Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2024 and December 31, 2023

(In thousands, except share and per share data)

					Accumulated
					Other	Total
			Additional Paid- In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	(Loss)	Equity
Balance, December 31, 2022	14,043,801	$141	$94,726	$146,630	$(28,697)	$212,800
Net income	—	—	—	5,158	—	5,158
Adoption of ASC 326 - Financial Instruments - Credit Losses	—	—	—	(2,292)	—	(2,292)
Other comprehensive income	—	—	—	—	16,446	16,446
Dividend declared on common stock ($0.22 per share)	—	—	—	(3,108)	—	(3,108)
Exercise of stock options	27,375	—	320	—	—	320
Restricted stock vesting, net of 351 shares surrendered	30,039	—	(6)	—	—	(6)
Share-based compensation	—	—	596	—	—	596
Balance, December 31, 2023	14,101,215	$141	$95,636	$146,388	$(12,251)	$229,914

Balance, December 31, 2023	14,101,215	$141	$95,636	$146,388	$(12,251)	$229,914
Net income	—	—	—	17,121	—	17,121
Other comprehensive income	—	—	—	—	1,599	1,599
Repurchase of common stock	(3,003)	—	(49)	—	—	(49)
Dividend declared on common stock ($0.25 per share)	—	—	—	(3,558)	—	(3,558)
Exercise of stock options, net of 7,840 shares surrendered	94,522	1	1,052	—	—	1,053
Restricted stock vesting, net of 973 shares surrendered	22,347	—	(21)	—	—	(21)
Share-based compensation	—	—	555	—	—	555
Balance, December 31, 2024	14,215,081	$142	$97,173	$159,951	$(10,652)	$246,614

See Notes to Consolidated Financial Statements.

John Marshall Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2024 and 2023

(In thousands)

	Year ended
	December 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$17,121	$5,158
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	447	484
Right of use asset amortization	1,235	1,231
Recovery of credit losses	(370)	(3,252)
Share-based compensation expense	555	596
Net (accretion) of securities	(302)	(270)
Fair value adjustment on equity securities	(236)	(317)
Amortization of debt issuance costs	83	84
Net gains on premises and equipment	(1)	(16)
Losses on available-for-sale securities	—	17,316
Deferred tax (benefit) expense	(284)	921
Net increase in cash surrender value of life insurance	—	(224)
Gain on sale of government guaranteed loans	(520)	(131)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	114	(579)
Decrease (increase) in other assets	4,150	(1,659)
(Decrease) increase in accrued interest payable	(2,165)	3,524
Decrease in other liabilities	(2,568)	(4,862)
Net cash provided by operating activities	$17,259	$18,004
Cash Flows from Investing Activities
Net increase in loans	$(17,780)	$(71,860)
Proceeds from sale of government guaranteed loans originally classified as held for investment	6,096	1,515
Proceeds from sale of available-for-sale securities	—	156,011
Proceeds from maturities, calls and principal repayments of available-for-sale securities	42,222	35,538
Proceeds from maturities, calls and principal repayments of held-to-maturity securities	3,336	3,715
Net (purchases) of restricted securities	(2,622)	(587)
Net sales (purchases) of equity securities	196	(360)
Proceeds from bank owned life insurance contracts	—	21,394
Proceeds from sale of premises and equipment	—	82
Purchases of bank premises and equipment	(483)	(612)
Net cash provided by investing activities	$30,965	$144,836
Cash Flows from Financing Activities
Net decrease in deposits	$(14,185)	$(161,140)
Net proceeds of Federal Home Loan Bank advances	56,000	—
(Repayment of) proceeds from Federal Reserve Bank borrowings	(54,000)	54,000
Cash dividends paid	(3,558)	(3,108)
Repayment of federal funds purchased	(10,000)	(15,500)
Issuance of common stock for share options exercised	1,053	320
Repurchase of shares for tax withholding on share-based compensation	(21)	(6)
Repurchase of common stock	(49)	—
Net cash (used in) financing activities	$(24,760)	$(125,434)
Net increase in cash and cash equivalents	$23,464	$37,406
Cash and cash equivalents, beginning of period	99,005	61,599
Cash and cash equivalents, end of period	$122,469	$99,005
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$61,169	$46,678
Income taxes	1,320	4,110
Supplemental Disclosures of Noncash Transactions
Unrealized gain on securities available-for-sale	$2,112	$20,939
Right of use asset obtained in exchange for new operating lease liability	2,072	1,009

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

Restriction on Dividends

The Bank is subject to certain restrictions on the amount of dividends that it may pay to the Company without prior regulatory approval. At December 31, 2024, the Bank had $43.4 million available to distribute in the form of dividends to the Company.

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

Concentration of Credit Risk

Most of the Company’s activities are with customers located in the Washington, D.C. metropolitan area. Real estate loans, including commercial, construction and land development, and residential loans, represented 97% of the total loan portfolio at December 31, 2024 and 98% of the total loan portfolio at December 31, 2023. The Company does not have any significant concentrations to any one industry or customer.

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

Allowance for Credit Losses - Held-to-Maturity Securities

The Company estimates expected credit losses on held-to-maturity securities on an individual basis based on a Probability of Default/Loss Given Default (“PD/LGD”) methodology primarily using security-level credit ratings. The primary indicators of credit quality for the Company’s held-to-maturity portfolio are security type and credit rating, which are influenced by a number of factors including obligor cash flow, geography, seniority, among other factors. The Company’s held-to-maturity securities with credit risk are municipal bonds, which had a credit rating of AA or better as of December 31, 2024. All other held-to-maturity securities are covered by the explicit or implied guarantee of the United States government or one of its agencies.

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

Accrued interest receivable on available-for-sale securities totaled $362 thousand at December 31, 2024 and was excluded from the estimate of credit losses.

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

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the allowance for credit losses for both loans and held-to-maturity securities, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $5.2 million on loans and $250 thousand on held-to-maturity securities at December 31, 2024, and is included in “Accrued Interest Receivable” on the Company’s Consolidated Balance Sheets.

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

Bank Owned Life Insurance

The Company has purchased life insurance on certain key executives and officers. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement. Changes in cash surrender value are reflected in non-interest income in the Consolidated Statements of Income. The Company has not had any Bank Owned Life Insurance policies since surrendering all outstanding during the third quarter of 2023.

Other Real Estate Owned

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Operating costs after acquisition are expensed as incurred. The Company had no other real estate owned as of December 31, 2024 and 2023. At December 31, 2024 and 2023, there were no consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in progress.

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

Loan Servicing Rights

Under the U.S Small Business Administration (“SBA”) 7(a) program, the Bank can sell in the secondary market the guaranteed portion of its SBA 7(a) loans and retain the related unguaranteed portion of these loans, as well as the servicing on such loans, for which it is paid a fee. The Company generally offers SBA 7(a) loans within a range of $50 thousand to $2.0 million. SBA 7(a) loans are fixed or adjustable rate loans based on the Prime Rate. Under the SBA 7(a) program, the loans carry an SBA guaranty for up to 85% of the loan. Typical maturities for this type of loan vary but can be up to ten years. The Company holds rights to service the guaranteed portion of SBA loans sold in the secondary market. Management has elected the amortization method to account for loan servicing rights. The loan servicing spread is generally a minimum of 1.00% on all SBA 7(a) loans.

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

The carrying value of loan servicing rights are periodically evaluated for impairment by comparing actual cash flows and estimated future cash flows from the loan servicing assets to those estimated at the time that the loan servicing assets were originated. Fair values are estimated using expected future discounted cash flows based on current market rates of interest. For purposes of measuring impairment, the loan servicing rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies its capitalized loan servicing rights based on product type and term of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the loan servicing rights exceeds their carrying value. Impairment, if deemed temporary, is recognized through a valuation allowance to the extent that fair value is less than the recorded amount.

At December 31, 2024, the Bank’s SBA 7(a) loan servicing portfolio, which is not included in the Company’s consolidated financial statements, totaled $6.4 million. The Company had $97 thousand in loan servicing rights recorded within “Other Assets” on the Consolidated Balance Sheets as of December 31, 2024. The Company had $22 thousand in loan servicing rights recorded within “Other Assets” on the Consolidated Balance Sheets as of December 31, 2023.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recorded no liability for unrecognized tax benefits at December 31, 2024 or 2023.

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

Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Advertising expense was $386 thousand and $288 thousand for the years ended December 31, 2024 and 2023, respectively.

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

Derivatives

The Company enters into interest rate swaps (“swaps”) with commercial loan customers to provide a facility to mitigate the fluctuations in the variable rate on the respective loans. These swaps are matched in exact offsetting terms to swaps that the Company enters into with an outside third party. The swaps are reported at fair value in other assets or other liabilities in the Consolidated Balance Sheets. The Company's swaps qualify as derivatives, but are not designated as hedging instruments. As such, any net gain or loss resulting from changes in the fair value is recognized in other operating income in the Consolidated Statements of Income. Refer to Note 5 for further discussion regarding the Company’s swaps.

Fair Value of Financial Instruments

Fair values of various assets and liabilities are estimated using relevant market information, valuation techniques and other assumptions, as more fully disclosed in Note 12. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Recently Adopted Accounting Standards

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

ASU 2023-07: The Company adopted ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” on December 31, 2024.  The Company has one operating segment, the Bank, and has determined that it meets the aggregation criteria of ASC 280 Segment Reporting, as its current operating model is structured whereby all product offerings are managed through similar processes and platforms that are collectively reviewed by the Company’s President/Chief Executive Officer and Chief Financial Officer, who have been identified as the chief operating decision makers (“CODMs”).

The CODMs regularly assesses performance of the aggregated single operating and reporting segment and decide how to allocate resources based on net income calculated on the same basis as is reported in the Company’s consolidated statements of income and comprehensive income.  The CODMs are also regularly provided with expense information at a level consistent with that disclosed in the Company’s statements of income and comprehensive income.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024.  Early adoption is permitted. The Company will adopt the guidance in ASU 2023-09 for annual periods beginning after December 15, 2024, and will enhance its income tax disclosures in accordance with the requirements. The adoption will be applied prospectively and is not anticipated to have a material impact on the Company’s Consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its financial statements

Note 2— Investment Securities

Available-for-Sale

Each of the securities in the Company’s available-for-sale investment portfolio is either covered by the explicit or implied guarantee of the United States government or one of its agencies or rated investment grade or higher. All available-for-sale securities were current with no securities past due or on nonaccrual as of December 31, 2024 or December 31, 2023.

The following tables summarize the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses at December 31, 2024 and December 31, 2023, respectively.

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$27,920	$—	$(783)	$27,137
U.S. government and federal agencies	10,966	—	(385)	10,581
Corporate bonds	3,000	—	(261)	2,739
U.S. agency collateralized mortgage obligations	36,032	—	(6,421)	29,611
Tax-exempt municipal	1,379	—	(208)	1,171
Taxable municipal	270	—	(7)	263
U.S. agency mortgage-backed	64,274	—	(5,519)	58,755
Total Available-for-sale Securities	$143,841	$—	$(13,584)	$130,257

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$44,793	$—	$(1,816)	$42,977
U.S. government and federal agencies	13,850	—	(575)	13,275
Corporate bonds	3,000	—	(477)	2,523
U.S. agency collateralized mortgage obligations	40,806	—	(6,496)	34,310
Tax-exempt municipal	1,380	—	(149)	1,231
Taxable municipal	606	—	(19)	587
U.S. agency mortgage-backed	81,255	—	(6,165)	75,090
Total Available-for-sale Securities	$185,690	$—	$(15,697)	$169,993

The Company did not sell or recognize any gain or loss for any securities in 2024.  During 2023, the Company sold available-for-sale securities with a total par value of $173.2 million resulting in a gross pre-tax loss of $17.3 million.

Available-for-sale securities having a market value of $48.8 million and $90.3 million at December 31, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and for other purposes required by law. These securities had an amortized cost of $52.5 million and $95.8 million at December 31, 2024 and December 31, 2023, respectively.

The following tables summarize the fair value of securities available-for-sale at December 31, 2024 and December 31, 2023 and the corresponding amounts of gross unrealized losses. Management uses the valuations as of month-end in determining when securities are in an unrealized loss position. Therefore, a security’s market value could have exceeded its amortized cost on other days during the prior twelve-month period.

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$—	$—	$27,137	$(783)	$27,137	$(783)
U.S. government and federal agencies	—	—	10,581	(385)	10,581	(385)
Corporate bonds	—	—	2,739	(261)	2,739	(261)
U.S. agency collateralized mortgage obligations	—	—	29,611	(6,421)	29,611	(6,421)
Tax-exempt municipal	—	—	1,171	(208)	1,171	(208)
Taxable municipal	—	—	263	(7)	263	(7)
U.S. agency mortgage-backed	—	—	58,755	(5,519)	58,755	(5,519)
Total Available-for-sale Securities	$—	$—	$130,257	$(13,584)	$130,257	$(13,584)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$—	$—	$42,977	$(1,816)	$42,977	$(1,816)
U.S. government and federal agencies	—	—	13,275	(575)	13,275	(575)
Corporate bonds	—	—	2,523	(477)	2,523	(477)
U.S. agency collateralized mortgage obligations	—	—	34,310	(6,496)	34,310	(6,496)
Tax-exempt municipal	—	—	1,231	(149)	1,231	(149)
Taxable municipal	—	—	587	(19)	587	(19)
U.S. agency mortgage-backed	—	—	75,090	(6,165)	75,090	(6,165)
Total Available-for-sale Securities	$—	$—	$169,993	$(15,697)	$169,993	$(15,697)

The Company had 147 and 158 securities in an unrealized loss position as of December 31, 2024 and December 31, 2023, respectively. The Company has evaluated available-for-sale securities in an unrealized loss position for credit related impairment at December 31, 2024 and December 31, 2023 and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no allowance for credit losses on available-for-sale securities at December 31, 2024.

The table below summarizes the contractual maturities of our available-for-sale investment securities as of December 31, 2024. Issuers may have the right to call or prepay certain obligations and as such, the expected maturities of our securities may differ from the scheduled contractual maturities presented below.

	December 31, 2024
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Available-for-sale
Due in one year or less	$21,057	$20,798
Due after one year through five years	29,996	28,849
Due after five years through ten years	36,750	34,830
Due after ten years	56,038	45,780
Total Available-for-sale Securities	$143,841	$130,257

In the prevailing rate environments as of December 31, 2024 and December 31, 2023, the Company’s available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 3.1 years and 3.0 years, respectively.

Held-to-Maturity

Each of the securities in the Company’s held-to-maturity investment portfolio is either rated investment grade or higher or covered by the explicit or implied guarantee of the United States government or one of its agencies. All held-to-maturity securities were current with no securities past due or on nonaccrual as of December 31, 2024 or December 31, 2023.

The following tables summarize the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized losses at December 31, 2024 and December 31, 2023, respectively.

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,001	$—	$(583)	$5,418
U.S. government and federal agencies	35,349	—	(4,743)	30,606
U.S. agency collateralized mortgage obligations	17,805	—	(3,948)	13,857
Taxable municipal	6,041	—	(1,089)	4,952
U.S. agency mortgage-backed	26,813	—	(5,376)	21,437
Total Held-to-maturity Securities	$92,009	$—	$(15,739)	$76,270

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,001	$—	$(667)	$5,334
U.S. government and federal agencies	35,434	—	(5,100)	30,334
U.S. agency collateralized mortgage obligations	19,395	—	(4,095)	15,300
Taxable municipal	6,057	—	(1,101)	4,956
U.S. agency mortgage-backed	28,618	—	(5,010)	23,608
Total Held-to-maturity Securities	$95,505	$—	$(15,973)	$79,532

Held-to-maturity securities having a market value of $43.0 million and $36.1 million at December 31, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and for other purposes required by law. These securities had an amortized cost of $50.0 million and $42.3 million at December 31, 2024 and December 31, 2023, respectively.

The Company evaluates the credit risk of its held-to-maturity securities on at least a quarterly basis. The Company estimates expected credit losses on held-to-maturity securities on an individual basis based on a PD/LGD methodology primarily using security-level credit ratings. The primary indicators of credit quality for the Company’s held-to-maturity portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The Company’s held-to-maturity securities with credit risk were comprised of municipal bonds and had a credit rating of AA or better as of December 31, 2024. All other held-to-maturity securities are covered by the explicit or implied guarantee of the United States government or one of its agencies. The Company did not have an allowance for credit losses on held-to-maturity securities as of December 31, 2024.

The table below summarizes the contractual maturities of our held-to-maturity investment securities as of December 31, 2024. Issuers may have the right to call or prepay certain obligations and as such, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below.

	December 31, 2024
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	27,431	24,641
Due after five years through ten years	21,620	17,962
Due after ten years	42,958	33,667
Total Held-to-maturity Securities	$92,009	$76,270

In the prevailing rate environments as of December 31, 2024 and December 31, 2023, the Company’s held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 6.0 years and 6.7 years, respectively.

Restricted Securities

The table below summarizes the carrying amount of restricted securities as of December 31, 2024 and December 31, 2023.

(Dollars in thousands)	December 31, 2024	December 31, 2023
Federal Reserve Bank Stock	$3,327	$3,310
Federal Home Loan Bank Stock	4,247	1,642
Community Bankers’ Bank Stock	60	60
Total Restricted Securities	$7,634	$5,012

Equity Securities

The Company held equity securities with readily determinable fair values totaling $2.8 million at December 31, 2024 and December 31, 2023, respectively. These securities consist of mutual funds held in a trust and were obtained for the purpose of economically hedging changes in the Company’s nonqualified deferred compensation liability. Changes in the fair value of these securities are reflected in earnings. A gain of $236 thousand and a gain of $317 thousand were recorded in non-qualified deferred compensation plan asset gains, net in the Consolidated Statements of Income as of December 31, 2024 and December 31, 2023, respectively.

Note 3— Loans

The following table presents the composition of the Company’s loan portfolio as of December 31, 2024 and December 31, 2023.

Table 3.1: Loan Portfolio Composition

(Dollars in thousands)	December 31, 2024	December 31, 2023
Real Estate Loans:
Commercial	$1,181,090	$1,146,116
Construction and land development	164,988	180,922
Residential	472,932	482,182
Commercial - Non-Real Estate:
Commercial loans	47,736	45,204
Consumer - Non-Real Estate:
Consumer loans	906	560
Total Gross Loans	$1,867,652	$1,854,984
Allowance for loan credit losses	(18,715)	(19,543)
Net deferred loan costs	4,521	4,983
Total net loans	$1,853,458	$1,840,424

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

Note 4— Allowance for Loan Credit Losses

The following table presents the activity for the allowance for loan credit losses for the twelve months ended December 31, 2024.

Table 4.1: Allowance for Loan Credit Losses

	December 31, 2024
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Total
Beginning balance, December 31, 2023	$12,841	$1,787	$4,323	$495	$97	$19,543
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	2	—	2
Provision for (recovery of) credit losses	(1,109)	(26)	271	51	(17)	(830)
Ending balance, December 31, 2024	$11,732	$1,761	$4,594	$548	$80	$18,715

The following table presents the activity for the allowance for loan credit losses for the twelve months ended December 31, 2023.

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

There was one collateral dependent commercial owner-occupied real estate loan totaling $10.0 million in outstanding principal that was individually evaluated as of December 31, 2024. Management concluded that the real estate secured collateral value of the of the loan, minus the estimated cost to sell, exceeded the carrying value of the loan and no reserve was necessary.  The loan was paid off in full on January 7, 2025.  There were no collateral dependent or individually evaluated loans as of December 31, 2023.

Table 4.2: Past Due and Non-Accrual Loans

Delinquency Information

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were made. As of December 31, 2024, the Company had one loan that was 90 days past due and still accruing interest. The loan was well collateralized and was paid off in full on January 7, 2025.

The following tables present a summary of past due and nonaccrual loans by segment as of December 31, 2024 and December 31, 2023.

	December 31, 2024
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$9,978	$9,978	$1,171,112	$1,181,090	$9,978	$—
Construction and land development	—	—	—	—	164,988	164,988	—	—
Residential	—	—	—	—	472,932	472,932	—	—
Commercial	—	—	—	—	47,736	47,736	—	—
Consumer	—	—	—	—	906	906	—	—
Total Loans	$—	$—	$9,978	$9,978	$1,857,674	$1,867,652	$9,978	$—

	December 31, 2023
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$1,146,116	$1,146,116	$—	$—
Construction and land development	—	—	—	—	180,922	180,922	—	—
Residential	—	—	—	—	482,182	482,182	—	—
Commercial	—	—	—	—	45,204	45,204	—	—
Consumer	—	—	—	—	560	560	—	—
Total Loans	$—	$—	$—	$—	$1,854,984	$1,854,984	$—	$—

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

Internal
Days Past Due	Risk Rating
0 - 29 days	Pass
30-59 days	Special Mention
60-89 days	Substandard
90-119 days	Doubtful
120+ days	Loss

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of December 31, 2024.

Table 4.3: Credit Quality Information by Loan Class

	Term Loans by Year of Origination
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Real Estate Loans - Commercial
Pass	$133,591	$66,453	$287,181	$176,424	$116,364	$362,135	$1,474	$1,143,622
Special mention	—	—	12,702	—	—	14,788	—	27,490
Substandard	—	—	—	9,978	—	—	—	9,978
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Commercial	$133,591	$66,453	$299,883	$186,402	$116,364	$376,923	$1,474	$1,181,090

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Construction and land development
Pass	$64,826	$40,190	$17,635	$4,395	$2,254	$11,974	$22,613	$163,887
Special mention	—	—	—	—	—	1,101	—	1,101
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Construction and land development	$64,826	$40,190	$17,635	$4,395	$2,254	$13,075	$22,613	$164,988

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Residential
Pass	$31,815	$71,489	$110,724	$114,991	$81,482	$39,868	$22,563	$472,932
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Residential	$31,815	$71,489	$110,724	$114,991	$81,482	$39,868	$22,563	$472,932

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$13,622	$4,628	$5,770	$1,351	$1,323	$7,032	$14,010	$47,736
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial Loans	$13,622	$4,628	$5,770	$1,351	$1,323	$7,032	$14,010	$47,736

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Pass	$812	$72	$—	$—	$—	$3	$19	$906
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer Loans	$812	$72	$—	$—	$—	$3	$19	$906

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of December 31, 2023.

	Term Loans by Year of Origination
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Real Estate Loans - Commercial
Pass	$67,675	$302,342	$201,801	$125,828	$96,424	$334,132	$3,575	$1,131,777
Special mention	—	13,102	—	1,237	—	—	—	14,339
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Commercial	$67,675	$315,444	$201,801	$127,065	$96,424	$334,132	$3,575	$1,146,116

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Construction and land development
Pass	$47,253	$56,408	$33,827	$9,360	$8	$7,046	$24,891	$178,793
Special mention	—	—	—	—	2,129	—	—	2,129
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Construction and land development	$47,253	$56,408	$33,827	$9,360	$2,137	$7,046	$24,891	$180,922

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Residential
Pass	$83,060	$114,865	$133,188	$87,275	$24,883	$21,380	$17,531	$482,182
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Residential	$83,060	$114,865	$133,188	$87,275	$24,883	$21,380	$17,531	$482,182

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$7,564	$6,838	$1,959	$3,207	$4,482	$4,787	$16,367	$45,204
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial Loans	$7,564	$6,838	$1,959	$3,207	$4,482	$4,787	$16,367	$45,204

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Pass	$485	$6	$26	$—	$—	$10	$33	$560
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer Loans	$485	$6	$26	$—	$—	$10	$33	$560

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Modifications with Borrowers Experiencing Financial Difficulty

The allowance for loan credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination. The starting point for the estimate of the allowance for loan credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company may provide concessions to borrowers experiencing financial difficulty to minimize the economic loss and improve long-term loan performance and collectability. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. The Company made one loan modification to a borrower experiencing financial difficulty during the twelve months ended December 31, 2024. As of December 31, 2024, the outstanding principal balance of the loan was $1.5 million which represents 3.16% of the Commercial Non-Real Estate Loans - Commercial loan segment. The loan was modified to provide a combination of interest rate and term extension. As of December 31, 2024, this loan was current and paying in accordance with the modified terms. The Company did not make any loan modifications to borrowers experiencing financial difficulty during the twelve months ended December 31, 2023.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance because of the measurement methodologies used to estimate the allowance, a change to the allowance is generally not recorded upon modification.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $1.1 million and $620 thousand at December 31, 2024 and December 31, 2023, respectively, is separately classified within other liabilities on the Consolidated Balance Sheets.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the twelve months ended December 31, 2024.

Table 4.4: Allowance for Credit Losses – Unfunded Commitments

Allowance for Credit Losses
(Dollars in thousands)	Unfunded Commitments
Beginning balance, December 31, 2023	$620
Provision for credit losses	458
Ending balance, December 31, 2024	$1,078

Allowance for Credit Losses
(Dollars in thousands)	Unfunded Commitments
Beginning balance, December 31, 2022	$303
Adjustment to allowance for unfunded commitments for adoption of ASC 326	737
Provision for (recovery of) credit losses	(420)
Ending balance, December 31, 2023	$620

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

The following table summarizes the Company’s swaps at December 31, 2024 and December 31, 2023.

Table 5.1: Derivatives

	December 31, 2024
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$24,195	$549	2.7 years	6.12%	4.09%
Pay variable/receive fixed swaps	24,195	(549)	2.7 years	4.09%	6.12%
Total interest rate swap agreements	$48,390	$—	2.7 years	5.11%	5.11%

	December 31, 2023
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$19,444	$846	3.2 years	5.87%	3.39%
Pay variable/receive fixed swaps	19,444	(846)	3.2 years	3.39%	5.87%
Total interest rate swap agreements	$38,888	$—	3.2 years	4.63%	4.63%

The estimated fair value of the swaps at December 31, 2024 and December 31, 2023 were recorded in Other assets and Other liabilities in the Consolidated Balance Sheets. The associated net gains and losses on the swaps are recorded in Other income on the Consolidated Statements of Income.

Note 6— Bank Premises and Equipment, Net

The following table summarizes major classes of bank premises and equipment and the total accumulated depreciation as of December 31, 2024 and December 31, 2023.

Table 6.1: Components of Bank Premises and Equipment, Net

(Dollars in thousands)	December 31, 2024	December 31, 2023
Leasehold improvements	$3,087	$2,910
Furniture and equipment	7,021	6,721
Total Bank Premises and Equipment	$10,108	$9,631
Less: Accumulated depreciation	(8,790)	(8,350)
Total Bank Premises and Equipment, Net	$1,318	$1,281

Depreciation expense was $447 thousand and $484 thousand for the years ended December 31, 2024 and December 31, 2023, respectively.

Note 7— Deposits and Borrowings

The following table shows the components of the Company’s funding sources.

Table 7.1: Composition of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in thousands)	December 31, 2024	December 31, 2023
Deposits:
Non-interest bearing demand deposits(1)	$433,288	$411,374
Interest-bearing demand deposits(1)	705,097	607,971
Savings deposits	44,367	52,061
Time deposits(2)	709,663	835,194
Total Deposits	$1,892,415	$1,906,600
(1)	Overdraft demand deposits reclassified to loans totaled $1 thousand at both December 31, 2024 and December 31, 2023.
(2)	The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was $315.5 million and $359.3 million at December 31, 2024 and December 31, 2023, respectively.

			December 31, 2024	December 31, 2023
(Dollars in thousands)	Stated Interest Rate Range	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Short-term Debt:
Federal Reserve Bank borrowings	4.76%	4.76%	$—	$54,000
Total Short-term Debt			$—	$54,000
Long-term Debt:
FHLB advances	3.92% - 4.15%	4.01%	56,000	—
Subordinated debt	5.25%	5.25%	$24,791	$24,708
Total Long-term Debt			$80,791	$24,708

The Company obtains certain deposits through the efforts of third-party brokers. Brokered deposits totaled $276.4 million and $320.6 million at December 31, 2024 and December 31, 2023, respectively, and were included primarily in time deposits on the Company’s Consolidated Balance Sheets. Reciprocal IntraFi certificates of deposit totaled $34.4 million and $45.6 million at December 31, 2024 and December 31, 2023, respectively. Reciprocal IntraFi demand and money market deposits totaled $309.5 million and $234.9 million at December 31, 2024 and December 31, 2023, respectively.

At December 31, 2024, there were no depositors that represented 5% or more of the Company’s total deposits.

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

The Company from time to time uses Federal Home Loan Bank of Atlanta (“FHLB”) advances as a source of funding and interest rate risk management tool. FHLB advances are secured by a blanket floating lien on all real estate mortgage loans secured by 1 to 4 family residential, multi-family and commercial real estate properties.  On September 3, 2024, the Company took out three fixed interest rate advances with terms of 18, 24, and 36 months. The interest rates on the advances range from 3.92% to 4.15%. At December 31, 2024, the Company had $56.0 million outstanding FHLB advances. Available borrowing capacity based on collateral value amounted to approximately $386.2 million at December 31, 2024.

The Company also has the capacity to borrow up to $104.0 million at the Federal Reserve discount window of which $0 had been drawn upon at December 31, 2024. The Bank had loans pledged at the Federal Reserve discount window totaling $137.4 million as of December 31, 2024.

On September 3, 2024, the Company paid off its $77.0 million Bank Term Funding Program (“BTFP”) advance and concurrently secured three FHLB advances totaling $56.0 million. The FHLB advances have a weighted average fixed interest rate of 4.01% compared to 4.76% for the retired BTFP advance. Total borrowings as of December 31, 2024 consisted of subordinated debt totaling $24.8 million and the FHLB advances.

The Company also has unsecured federal funds lines of credit with correspondent banks available for overnight borrowing of $110.0 million of which $0 had been drawn upon at December 31, 2024.

The following table shows the carrying amount of the Company’s time deposits by contractual maturity as of December 31, 2024.

Table 7.2: Scheduled Maturities of Time Deposits

(Dollars in thousands)	December 31, 2024
2025	$462,359
2026	162,329
2027	83,401
2028	557
2029	1,017
Thereafter	—
Total	$709,663

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

The following table presents an overview of the Company’s leases as of December 31, 2024 and December 31, 2023.

Table 8.1: Leases Overview

(Dollars in thousands)	December 31, 2024		December 31, 2023
Lease liabilities	$5,369		$4,446
Right-of-use assets	5,013		4,176
Weighted average remaining lease term (Years)	4.94	years	3.89	years
Weighted average discount rate	4.13%		3.00%

The following table presents a composition of the Company’s lease costs for the years ended December 31, 2024 and December 31, 2023.

Table 8.2: Cost of Leases

(Dollars in thousands)	December 31, 2024	December 31, 2023
Operating lease cost	$1,360	$1,392
Variable lease cost	—	—
Short-term lease cost	—	—
Total Lease Cost	$1,360	$1,392

The total cash paid for amounts included in the measurement of lease liabilities totaled $1.3 million and $1.4 million for the years ended December 31, 2024 and December 31, 2023, respectively.

The following table is a maturity schedule of the Company’s future lease payments and reconciles the undiscounted total obligation to the total recorded lease liabilities as of December 31, 2024.

Table 8.3: Lease Maturity Schedule

(Dollars in thousands)	December 31, 2024
2025	$1,288
2026	1,209
2027	1,123
2028	1,002
2029	987
Thereafter	387
Total Undiscounted Cash Flows	$5,996
Discount	(627)
Lease Liabilities	$5,369

Total rent expense, including building expenses and real estate taxes for certain locations, amounted to $1.4 million and $1.5 million for the years ended December 31, 2024 and 2023, respectively. Rental expenses are classified as a component of the occupancy expense of premises line item in the Consolidated Statements of Income.

Note 9— Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Virginia, the District of Columbia, the State of Maryland, the State of North Carolina and the State of West Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2021.

The following table presents the significant components of the Company’s deferred tax assets and deferred tax liabilities as of December 31, 2024 and December 31, 2023.

Table 9.1: Significant Components of Deferred Tax Assets and Liabilities

(Dollars in thousands)	December 31, 2024	December 31, 2023
Deferred Tax Assets:
Allowance for credit losses	$4,465	$4,477
Lease liabilities	1,219	987
Share-based compensation expense	122	45
Unrealized losses on debt securities	2,831	3,257
Other	587	453
Total Deferred Tax Assets	$9,224	$9,219
Deferred Tax Liabilities:
Right-of-use assets	1,136	927
Depreciation	50	53
Net deferred loan costs	1,025	1,106
Other	97	76
Total Deferred Tax Liabilities	$2,308	$2,162
Net Deferred Tax Assets	$6,916	$7,057

The following table summarizes the Company’s provision for income taxes charged to operations for the years ended December 31, 2024 and December 31, 2023, respectively.

Table 9.2: Provision for Income Taxes

(Dollars in thousands)	December 31, 2024	December 31, 2023
Current tax expense	$5,042	$1,902
Deferred tax (benefit) expense	(284)	921
Total Income Tax Expense	$4,758	$2,823

The following table presents the factors driving the difference between the amount of income tax determined by applying the statutory federal income tax rate to income before income taxes and the amount of income tax expense reflected in the Consolidated Statements of Income for the years ended December 31, 2024 and December 31, 2023, respectively.

Table 9.3: Effective Income Tax Reconciliation

(Dollars in thousands)	December 31, 2024	December 31, 2023
Computed “expected” tax expense	$4,595	$1,676
Increase (decrease) in income taxes resulting from:
Bank-owned life insurance policy surrender	—	1,101
State income taxes, net of federal benefit	310	180
Bank-owned life insurance	—	(47)
Tax-exempt interest income	(19)	(69)
Excess tax benefit on share-based compensation	(28)	(19)
Other, net	(100)	1
Total	$4,758	$2,823

Note 10— Restriction on Cash

Prior to March 2020, the Company was required to maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. In March 2020, the Federal Reserve reduced the reserve requirement to zero percent effective March 26, 2020. Prior to the change effective March 26, 2020, reserve requirement ratios on net transactions accounts differed based on the amount of net transaction accounts at the depository institution. As a result, the Company was not required to maintain a cash reserve requirement as of December 31, 2024 and December 31, 2023.

Note 11— Commitments and Contingencies

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments.

The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The Company does not anticipate any material losses as a result of these transactions.

The following table summarizes the contract or notional amount of the Company’s exposure to off-balance sheet risk as of December 31, 2024 and December 31, 2023.

Table 11.1: Unfunded Lending Commitments

(Dollars in thousands)	December 31, 2024	December 31, 2023
Commitments to extend credit	$316,249	$235,560
Standby letters of credit	$10,767	$16,329

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

The following table summarizes the fair value of assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023.

Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at December 31, 2024 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$27,137	$—	$27,137	$—
U.S. government and federal agencies	10,581	—	10,581	—
Corporate bonds	2,739	—	2,739	—
U.S. agency collateralized mortgage obligations	29,611	—	29,611	—
Tax-exempt municipal	1,171	—	1,171	—
Taxable municipal	263	—	263	—
U.S. agency mortgage-backed	58,755	—	58,755	—
Equity securities, at fair value	2,832	2,832	—	—
Interest rate swap agreements	549	—	549	—
Total assets at fair value	$133,638	$2,832	$130,806	$—

Liabilities:
Interest rate swap agreements	$549	$—	$549	$—
Total liabilities at fair value	$549	$—	$549	$—

		Fair Value Measurements at December 31, 2023 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$42,977	$—	$42,977	$—
U.S. government and federal agencies	13,275	—	13,275	—
Corporate bonds	2,523	—	2,523	—
Collateralized mortgage obligations	34,310	—	34,310	—
Tax-exempt municipal	1,231	—	1,231	—
Taxable municipal	587	—	587	—
Mortgage-backed	75,090	—	75,090	—
Equity securities, at fair value	2,792	2,792	—	—
Interest rate swap agreements	846	—	846	—
Total assets at fair value	$173,631	$2,792	$170,839	$—

Liabilities:
Interest rate swap agreements	$846	$—	$846	$—
Total liabilities at fair value	$846	$—	$846	$—

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances, the Company makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Collateral Dependent Loans

In accordance with ASC 326, loans that do not share risk characteristics are evaluated on an individual basis. The Company designates individually evaluated loans on nonaccrual status as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk and loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. The measurement of loss associated with collateral dependent loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if an appraisal of the property is more than one-year-old and not solely based on observable market comparables, or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for loan credit losses on the Consolidated Statements of Income.  The Company had one collateral dependent commercial owner-occupied real estate loan totaling $10.0 million in outstanding principal with no recorded reserve as of December 31, 2024.  The Company had no collateral dependent loans with a recorded reserve as of December 31, 2023.

Other Real Estate Owned (“OREO”)

OREO is carried at the lower of cost or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value using observable market data, the Company records the property as Level 2. When an appraised value using observable market data is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the property as Level 3 valuation. Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The Company had no OREO as of December 31, 2024 and 2023.

The following tables present the carrying value and estimated fair value, including the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2024 and December 31, 2023.

Table 12.2: Fair Value of Financial Instruments

		Fair Value Measurements at December 31, 2024 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)	December 31, 2024
Assets:
Cash and cash equivalents	$122,469	$122,469	$—	$—	$122,469
Securities:
Available-for-sale	130,257	—	130,257	—	130,257
Held-to-maturity	92,009	—	76,270	—	76,270
Equity securities, at fair value	2,832	2,832	—	—	2,832
Restricted securities, at cost	7,634	—	7,634	—	7,634
Loans, net	1,853,458	—	—	1,749,721	1,749,721
Interest rate swap agreements	549	—	549	—	549
Accrued interest receivable	5,996	—	5,996	—	5,996
Liabilities:
Deposits	$1,892,415	$—	$1,895,118	$—	$1,895,118
Federal Home Loan Bank advances	56,000	—	56,000	—	56,000
Subordinated debt	24,791	—	—	22,126	22,126
Interest rate swap agreements	549	—	549	—	549
Accrued interest payable	2,394	—	2,394	—	2,394

		Fair Value Measurements at December 31, 2023 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)	December 31, 2023
Assets:
Cash and cash equivalents	$99,005	$99,005	$—	$—	$99,005
Securities:
Available-for-sale	169,993	—	169,993	—	169,993
Held-to-maturity	95,505	—	79,532	—	79,532
Equity securities, at fair value	2,792	2,792	—	—	2,792
Restricted securities, at cost	5,012	—	5,012	—	5,012
Loans, net	1,840,424	—	—	1,730,205	1,730,205
Interest rate swap agreement	846	—	846	—	846
Accrued interest receivable	6,110	—	6,110	—	6,110
Liabilities:
Deposits	$1,906,600	$—	$1,906,835	$—	$1,906,835
Federal Reserve Bank borrowings	54,000	—	54,000	—	54,000
Federal funds purchased	10,000	—	10,000	—	10,000
Subordinated debt	24,708	—	—	21,873	21,873
Interest rate swap agreement	846	—	846	—	846
Accrued interest payable	4,559	—	4,559	—	4,559

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

The following table summarizes the computation of earnings per share for the years December 31, 2024 and December 31, 2023.

Table 13.1: Computation of Basic and Diluted Earnings per Common Share

	Year ended
	December 31,
	2024	2023
Earnings per common share - basic:
Income available to common shareholders (in thousands):
Net income	$17,121	$5,158
Less: Income attributable to unvested restricted stock awards	(56)	(17)
Net income available to common shareholders	$17,065	$5,141

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,218,507	14,124,696
Less: Unvested restricted stock	(46,341)	(47,771)
Weighted-average common shares outstanding - basic	14,172,166	14,076,925

Earnings per common share - basic	$1.20	$0.37

Earnings per common share - diluted:
Income available to common shareholders (in thousands):
Net income	$17,121	$5,158
Less: Income attributable to unvested restricted stock awards	(56)	(17)
Net income available to common shareholders	$17,065	$5,141

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,218,507	14,124,696
Less: Unvested restricted stock	(46,341)	(47,771)
Plus: Effect of dilutive options	33,943	70,268
Weighted-average common shares outstanding - diluted	14,206,109	14,147,193

Earnings per common share - diluted	$1.20	$0.36

Outstanding options to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. All stock options outstanding as of December 31, 2024 and December 31, 2023 were included as none had anti-dilutive effects.

Note 14— Stock Based Compensation Plan

The Company’s share-based compensation plan, approved by stockholders and effective April 28, 2015 (the “2015 Plan”), provides for the grant of share-based awards in the form of incentive stock options, non-incentive stock options, restricted stock and restricted stock units to directors and employees. The Company has reserved 976,211 shares of voting common stock for issuance under the 2015 Plan, which will remain in effect until April 28, 2025. The Company’s Compensation Committee administers the 2015 Plan and has the authority to determine the terms and conditions of each award thereunder. As of December 31, 2024, 241,411 shares are available to grant in future periods under the 2015 Plan.

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

The table below provides a summary of the stock options activity for the year ended December 31, 2024.

Table 14.1: Summary of Stock Options Activity

	December 31, 2024
		Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price	Value
Outstanding at January 1, 2024	162,147	$11.77
Granted	—	—
Exercised	(94,522)	11.77
Forfeited or expired	(8,965)	11.78
Outstanding at December 31, 2024	58,660	11.77	$487,324
Exercisable December 31, 2024	58,660	$11.77	$487,324

The aggregate intrinsic value of stock options in the table above represents the total amount by which the current market value of the underlying stock exceeds the exercise price of the option that would have been received by the Company had all option holders exercised their options on December 31, 2024. The intrinsic value of options exercised was $654 thousand for the year ended December 31, 2024 and $370 thousand for the year ended December 31, 2023. These amounts and the intrinsic values noted in the table above change based on changes in the market value of the Company’s voting common stock.

The table below provides a summary of the stock options outstanding and exercisable as of December 31, 2024.

Table 14.2: Summary of Stock Options Outstanding and Exercisable

	December 31, 2024
	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Number	Contractual Life	Number	Contractual Life
Exercise Prices	Outstanding	in Years	Exercisable	in Years
$11.01 - $12.00	58,348	0.32	58,348	0.32
$12.01 - $13.00	312	0.63	312	0.63
Total	58,660	0.32	58,660	0.32

There were no options granted during the years ended December 31, 2024 or December 31, 2023.

The Company did not have share-based compensation expense applicable to the Company’s share-based compensation plans for stock options for the year ended December 31, 2024 or December 31, 2023. The Company does not have any unrecognized share-based compensation expense related to nonvested options as of December 31, 2024.

The table below provides a summary of the restricted stock awards granted under the 2015 Plan.

Table 14.3: Summary of Restricted Stock Awards

	December 31, 2024
		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at January 1, 2024	47,318	$23.12
Granted	31,863	21.50
Vested	(23,320)	23.59
Forfeited	(1,473)	22.89
Nonvested at December 31, 2024	54,388	21.97

Compensation expense for restricted stock grants is recognized over the vesting period of the awards based on the fair value of the Company’s voting common stock at issue date. The fair value of the stock was determined using the closing stock price on the day of grant. The restricted stock grants vest over two to five years. The Company awarded 31,863 restricted stock grants during the year ended December 31, 2024 with a weighted average grant date fair value of $21.50 per share.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $555 thousand and $596 thousand for the years ended December 31, 2024 and December 31, 2023, respectively. The total fair value of the shares, which vested during 2024 and 2023, was $493 thousand and $717 thousand , respectively.

Unrecognized share-based compensation expense related to nonvested restricted stock grants amounted to $1.1 million as of December 31, 2024. This amount is expected to be recognized over a weighted-average period of 2.0 years.

Note 15— Employee Benefit Plans

Effective August 1, 2006, the Company adopted a contributory 401(k) savings plan (the “401(k) Plan”) covering substantially all employees. Eligible employees may elect to defer a portion of their compensation to the 401(k) Plan. The Board of Directors may elect to match a portion of each employee’s contribution. The Company made contributions of $480 thousand and $502 thousand during the years ended December 31, 2024 and December 31, 2023, respectively. The costs associated with the Company’s 401(k) Plan are included in the salaries and employee benefits line item in the Consolidated Statements of Income.

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

The deferred compensation liability was $2.4 million and $2.3 million at December 31, 2024 and December 31, 2023, respectively, and was included in other liabilities on the Consolidated Balance Sheets. The Company incurred expenses for discretionary contributions of $360 thousand and $297 thousand for the years ended December 31, 2024 and December 31, 2023, respectively. These discretionary contributions vest for the participants over a period of three years unless years of service and age criteria are met. The costs associated with the Company’s deferred compensation plan are included in the Salaries and employee benefits line item in the Consolidated Statements of Income.

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

The Bank is subject to capital adequacy standards adopted by the Federal Reserve, including the capital rules that implemented the Basel III regulatory capital reforms developed by the Basel Committee on Banking Supervision. Failure to meet minimum capital requirements can initiate certain mandatory – possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2024 and December 31, 2023.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, common equity Tier 1 to risk-weighted assets, and Tier 1 capital to average assets.

In addition to the minimum regulatory capital required for capital adequacy purposes, the Bank is required to maintain a minimum capital conservation buffer above those minimums in the form of common equity. The capital conservation buffer, which was phased in ratably over a four year period beginning January 1, 2016, is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. The capital conservation buffer was 2.5% at December 31, 2024, and is applicable for the common equity Tier 1, Tier 1, and total capital ratios.

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

As of December 31, 2024, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institution must maintain minimum total risk-based, common equity Tier 1, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The table below provides a summary of the Bank’s capital ratios as of December 31, 2024 and December 31, 2023.

Table 16.1: Capital Ratios

					Minimum To Be Well Capitalized
	Actual		Minimum Capital Requirement(1)		Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Total capital (to risk weighted assets)	$295,119	16.2%	$191,088	10.5%	$181,989	10.0%
Tier 1 capital (to risk weighted assets)	276,468	15.2%	154,690	8.5%	145,591	8.0%
Common equity tier 1 capital (to risk weighted assets)	276,468	15.2%	127,392	7.0%	118,293	6.5%
Tier 1 capital (to average assets)	276,468	12.4%	89,438	4.0%	111,798	5.0%

As of December 31, 2023
Total capital (to risk weighted assets)	$282,082	15.7%	$188,448	10.5%	$179,475	10.0%
Tier 1 capital (to risk weighted assets)	263,637	14.7%	152,553	8.5%	143,580	8.0%
Common equity tier 1 capital (to risk weighted assets)	263,637	14.7%	125,632	7.0%	116,658	6.5%
Tier 1 capital (to average assets)	263,637	11.6%	91,163	4.0%	113,954	5.0%
(1)	Including Capital Conservation Buffer

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

The following table shows the components of non-interest income for the years ended December 31, 2024 and December 31, 2023.

Table 17.1: Components of Non-Interest Income

	Year ended
	December 31,
(Dollars in thousands)	2024	2023
Service charges on deposit accounts (1)
Overdrawn account fees	$84	$82
Account service fees	265	248
Other service charges and fees (1)
Interchange income	363	403
Other charges and fees	292	435
Bank owned life insurance	—	224
Losses on sale of available-for-sale securities	—	(17,316)
Net gains on premises and equipment (1)	1	16
Insurance commissions (1)	416	386
Gain on sale of government guaranteed loans	520	131
Non-qualified deferred compensation plan asset gains, net	236	317
Other operating income (2)	94	134
Total non-interest income	$2,271	$(14,940)
(1)	Income within the scope of ASC 606 – Revenue Recognition.
(2)	Includes other operating income within the scope of ASC 606 amounting to $30 thousand for the year ended December 31, 2024. Includes other operating income of $64 thousand related to swap fee income on a back-to-back loan swaps for the year ended December 31, 2024, which is outside the scope of ASC 606. Includes other operating income within the scope of ASC 606 amounting to $59 thousand for the year ended December 31, 2023. Includes other operating income of $91 thousand related to swap fee income on a back-to-back loan swaps for the year ended December 31, 2023, which is outside the scope of ASC 606.

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

Note 18— Other Operating Expenses

The following table shows the components of other operating expenses for the years ended December 31, 2024 and December 31, 2023.

Table 18.1: Components of Other Operating Expenses

	Year ended
	December 31,
(Dollars in thousands)	2024	2023
Advertising expense	$386	$288
Data processing	2,192	1,936
FDIC insurance	1,000	1,041
Professional fees	1,001	329
State franchise tax	2,405	2,389
Director costs	776	876
Other operating expenses	1,829	1,531
Total other operating expenses	$9,589	$8,390

Note 19— Low Income Housing Tax Credit Investments

The Company has invested in seven separate housing equity funds as of December 31, 2024. The general purpose of these funds is to encourage and assist with participation in investing in low-income residential rental properties primarily located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the Company’s Consolidated Balance Sheets and were $4.0 million and $4.7 million at December 31, 2024 and December 31, 2023, respectively. The expected terms of these investments and the related tax benefits run through 2038. The net impact of amortization of the investments, tax credits and other tax benefits recognized as a component of income tax expense in the Consolidated Statements of Income during the years ended December 31, 2024 and December 31, 2023 was a benefit of $112 thousand and $113 thousand, respectively. Additional capital calls expected for the funds totaled $1.5 million at December 31, 2024 and $2.5 million at December 31, 2023 and are included in other liabilities on the Company’s Consolidated Balance Sheets.

Note 20— Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax for the years ended December 31, 2024 and December 31, 2023.

Table 20.1: Changes in Accumulated Other Comprehensive Income (Loss), Net of Tax

	December 31, 2024
		Unrealized Gains on
		Securities Transferred from
	Unrealized Loss on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Loss
Beginning balance, January 1, 2024	$(12,400)	$149	$(12,251)
Net change during the period	1,668	(69)	1,599
Ending balance, December 31, 2024	$(10,732)	$80	$(10,652)

	December 31, 2023
		Unrealized Gains on
		Securities Transferred from
	Unrealized Loss on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive (Loss)
Beginning balance, January 1, 2023	$(28,942)	$245	$(28,697)
Net change during the period	16,542	(96)	16,446
Ending Balance, December 31, 2023	$(12,400)	$149	$(12,251)

The Company did not have any items reclassified out of accumulated other comprehensive income (loss) to net income during the year ended December 31, 2024.  Items reclassified out of accumulated other comprehensive income (loss) to net income during the year ended December 31, 2023 consisted of losses on securities classified as available-for-sale. The losses on these transactions totaled $17.3 million and the related tax benefit was $3.6 million. Losses are included in the “Losses on sale of available-for-sale securities” line item and the related tax is presented in the “Income tax expense” line item in the Consolidated Statements of Income.

Note 21— Parent Company Financials

The following tables summarize John Marshall Bancorp Inc.’s (Parent Company only) condensed financial statements as of and for the years ended December 31, 2024 and December 31, 2023.

Table 21.1: Condensed Parent Company Financials

Parent Company Only Condensed Balance Sheets

(Dollars in thousands)	December 31, 2024	December 31, 2023
Assets
Cash and due from banks	$6,385	$4,874
Equity securities, at fair value	2,832	2,792
Investment in subsidiary	264,671	249,666
Other assets	580	448
Total assets	$274,468	$257,780
Liabilities and Shareholders’ Equity
Subordinated debt, net of unamortized issuance costs	$24,791	$24,708
Accrued interest payable	656	656
Other liabilities	2,406	2,502
Total liabilities	$27,853	$27,866
Total shareholders’ equity	$246,615	$229,914
Total liabilities and shareholders’ equity	$274,468	$257,780

Parent Company Only Condensed Statements of Income

	Year ended
(Dollars in thousands)	December 31, 2024	December 31, 2023
Income:
Other income	$236	$317
Dividends from subsidiary	6,000	6,108
Total income	6,236	6,425
Expense:
Subordinated debt interest expense	1,396	1,396
Salaries and employee benefits	624	589
Other operating expenses	404	360
Total expense	2,424	2,345

Net income before income tax expense and equity in undistributed earnings of subsidiary	3,812	4,080
Income tax benefit	459	425
Equity in undistributed earnings of subsidiary	12,850	653
Net income	$17,121	$5,158

Parent Company Only Statements of Cash Flows

	Year ended
(Dollars in thousands)	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities
Net income	$17,122	$5,158
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(12,850)	(653)
Fair value adjustment on equity securities	(236)	(317)
Amortization of debt issuance costs	83	84
Deferred tax (benefit)	(132)	(82)
Changes in assets and liabilities:
Increase (decrease) in other liabilities	(96)	250
Net cash provided by operating activities	$3,891	$4,440
Cash Flows from Investing Activities
Net sales (purchases) of equity securities	196	(360)
Net cash provided by (used in) investing activities	$196	$(360)
Cash Flows from Financing Activities
Issuance of common stock for share options exercised	1,052	320
Repurchase of shares for tax withholding on share-based compensation	(21)	(6)
Repurchase of common stock	(49)	—
Cash dividends paid	(3,558)	(3,108)
Net cash (used in) investing activities	$(2,576)	$(2,794)
Net increase in cash and cash equivalents	$1,511	$1,286
Cash and cash equivalents, beginning of year	4,874	3,588
Cash and cash equivalents, end of year	$6,385	$4,874

Note 22— Related Party Transactions

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal shareholders, executive officers, their immediate families and affiliated companies in which they are principal owners (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with parties not related to the Company. These loans totaled $11.9 million and $12.9 million as of December 31, 2024 and December 31, 2023, respectively. During 2024, there were total principal additions of $0 and total principal payments of $991 thousand with respect to such loans. Deposits of directors, executive officers and other related parties totaled $21.4 million and $24.1 million at December 31, 2024 and December 31, 2023, respectively.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2024 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.Other Information

(a) None.

(b) During the quarter ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

Part III

Item 10.Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions “Election of Directors,” “The Board of Directors,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in the Company's Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated by reference.

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of the Company’s securities by its directors, officers and employees. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

Item 11.Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions “Executive Officer Compensation,” “The Board of Directors – Director Compensation” and “The Board of Directors – Compensation Committee Interlocks and Insider Participation” in the Company's Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information: The following table sets forth information as of December 31, 2024, with respect to compensation plans under which shares of our common stock are authorized for issuance.

Number of Shares
	To be Issued		Number of Shares
	Upon Exercise	Weighted-Average	Remaining Available
	of Outstanding	Exercise Price of	For Future Issuance
	Options, Warrants	Outstanding Options,	Under Equity
	and Rights	Warrants and Rights	Compensation Plans
Equity compensation plans approved by shareholders	58,660	$11.77	241,411
Equity compensation plans not approved by shareholders	—	$—	—
Total	58,660	$11.77	241,411

Security Ownership of Certain Beneficial Owners and Management. Pursuant to General Instruction G(3) of Form 10-K, the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the caption “The Board of Directors – Corporate Governance Principles and Board Matters” and “The Board of Directors – Certain Relationships and Related Transactions” in the Company's Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated by reference.

Item 14.Principal Accountant Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions "Report of the Audit Committee" and "Independent Public Accounting Firm" in the Company's Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated by reference.

Part IV

Item 15.Exhibit and Financial Statement Schedules

(a)	FINANCIAL STATEMENTS: The following financial statements are included in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 613)

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Income for the years ended December 31, 2024 and 2023

Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

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

10.12	Form of Subordinated Note Purchase Agreement, dated as of June 15, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 15, 2022).

19.1†	Insider Trading Policy

21 †	Subsidiaries of John Marshall Bancorp, Inc.

23.1 †	Consent of Yount, Hyde, & Barbour, P.C.

31.1 †	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	John Marshall Bancorp, Inc. Compensation Clawback Policy (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K filed on March 20, 2024).

101.0†

Interactive data files formatted in Inline eXtensible Business Reporting Language pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2024 and 2023 (ii) the Consolidated Statements of Income for the years ended December 31, 2024 and 2023, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023 and (vi) the Notes to the Consolidated Financial Statements for the years ended December 31, 2024 and 2023.

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

Date: March 28, 2025	John Marshall Bancorp, Inc.

	By:	/s/ Christopher W. Bergstrom
	Name:	Christopher W. Bergstrom
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2025.

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