Form 10-Q
period 2025-03-31
John Marshall Bancorp, Inc.
filed 2025-05-13
CIK 1710482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 7, 2025, there were 14,278,336 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN MARSHALL BANCORP, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Cash and due from banks	$10,541	$5,945
Interest-bearing deposits in other banks	158,519	116,524
Total cash and cash equivalents	169,060	122,469
Securities available-for-sale, at fair value	124,469	130,257
Securities held-to-maturity at amortized cost, fair value of $77,456 and $76,270 as of March 31, 2025 and December 31, 2024, respectively	91,172	92,009
Less: Allowance for investment credit losses	—	—
Securities held-to-maturity, net	91,172	92,009
Restricted securities, at cost	7,634	7,634
Equity securities, at fair value	2,888	2,832
Loans, net of unearned income	1,870,472	1,872,173
Less: Allowance for loan credit losses	(18,826)	(18,715)
Loans, net	1,851,646	1,853,458
Bank premises and equipment, net	1,484	1,318
Accrued interest receivable	5,902	5,996
Right of use assets	4,752	5,013
Other assets	13,425	13,961
Total assets	$2,272,432	$2,234,947
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand deposits	$437,822	$433,288
Interest-bearing demand deposits	705,386	705,097
Savings deposits	42,583	44,367
Time deposits	736,384	709,663
Total deposits	1,922,175	1,892,415
Federal Home Loan Bank advances	56,000	56,000
Subordinated debt	24,812	24,791
Accrued interest payable	2,072	2,394
Lease liabilities	5,101	5,369
Other liabilities	9,314	7,364
Total liabilities	$2,019,474	$1,988,333
Commitments and contingencies (Note 7)
Shareholders’ Equity
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued	$—	$—
Common stock, nonvoting, par value $0.01 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, voting, par value $0.01 per share; authorized 30,000,000 shares; issued and outstanding, 14,275,615 shares at March 31, 2025, including 50,419 unvested shares, 14,269,469 shares at December 31, 2024, including 54,388 unvested shares	142	142
Additional paid-in capital	97,310	97,173
Retained earnings	164,761	159,951
Accumulated other comprehensive loss	(9,255)	(10,652)
Total shareholders’ equity	$252,958	$246,614
Total liabilities and shareholders’ equity	$2,272,432	$2,234,947

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2025	2024
Interest and Dividend Income
Interest and fees on loans	$24,807	$23,623
Interest on investment securities, taxable	1,032	1,269
Interest on investment securities, tax-exempt	9	9
Dividends	123	82
Interest on deposits in banks	1,334	1,936
Total interest and dividend income	$27,305	$26,919
Interest Expense
Deposits	$12,300	$13,931
Federal funds purchased	—	2
Federal Home Loan Bank advances	559	—
Federal Reserve Bank borrowings	—	893
Subordinated debt	349	349
Total interest expense	$13,208	$15,175
Net Interest Income	$14,097	$11,744
Provision for (recovery of) credit losses	170	(776)
Net interest income after provision for (recovery of) credit losses	$13,927	$12,520
Non-interest Income
Service charges on deposit accounts	$82	$88
Other service charges and fees	153	149
Insurance commissions	213	252
Gain on sale of government guaranteed loans	36	133
Non-qualified deferred compensation plan asset gains, net	24	124
Other income (loss)	(3)	72
Total non-interest income	$505	$818
Non-interest Expenses
Salaries and employee benefits	$5,099	$4,810
Occupancy expense of premises	407	451
Furniture and equipment expenses	316	297
Other operating expenses	2,426	2,366
Total non-interest expenses	$8,248	$7,924
Income before income taxes	$6,184	$5,414
Income Tax Expense	1,374	1,210
Net income	$4,810	$4,204
Earnings per share, basic	$0.34	$0.30
Earnings per share, diluted	$0.34	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2025	2024
Net Income	$4,810	$4,204
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax of $373 and $(101) for the three months ended March 31, 2025 and March 31, 2024, respectively.	1,404	(380)
Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax of $(2) and $(6) for the three months ended March 31, 2025 and March 31, 2024, respectively.	(7)	(22)
Total other comprehensive income (loss)	$1,397	$(402)
Total comprehensive income	$6,207	$3,802

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(In thousands, except share and per share data)

(Unaudited)

					Accumulated
					Other	Total
			Additional Paid- In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	(Loss)	Equity
Balance, December 31, 2023	14,101,215	$141	$95,636	$146,388	$(12,251)	$229,914
Net income	—	—	—	4,204	—	4,204
Other comprehensive loss	—	—	—	—	(402)	(402)
Exercise of stock options, net of 423 shares surrendered	60,637	1	704	—	—	705
Restricted stock vesting, net of 141 shares surrendered	2,248	—	(3)	—	—	(3)
Share-based compensation	—	—	132	—	—	132
Balance, March 31, 2024	14,164,100	$142	$96,469	$150,592	$(12,653)	$234,550

Balance, December 31, 2024	14,215,081	$142	$97,173	$159,951	$(10,652)	$246,614
Net income	—	—	—	4,810	—	4,810
Other comprehensive income	—	—	—	—	1,397	1,397
Repurchase of common stock	(2,639)	—	(46)	—	—	(46)
Exercise of stock options, net of 8,598 shares surrendered	10,927	—	79	—	—	79
Restricted stock vesting, net of 762 shares surrendered	1,827	—	(14)	—	—	(14)
Share-based compensation	—	—	118	—	—	118
Balance, March 31, 2025	14,225,196	$142	$97,310	$164,761	$(9,255)	$252,958

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$4,810	$4,204
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	126	112
Right of use asset amortization	259	304
Provision for (recovery of) credit losses	170	(776)
Share-based compensation expense	118	132
Net accretion of securities	(49)	(73)
Fair value adjustment on equity securities	(24)	(124)
Amortization of debt issuance costs	21	21
Net gains on premises and equipment	3	—
Deferred tax benefit	(342)	(14)
Gain on sale of government guaranteed loans	(36)	(133)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	94	(300)
Decrease (increase) in other assets	505	(322)
Decrease in accrued interest payable	(322)	(1,610)
Increase (decrease) in other liabilities	1,626	(1,246)
Net cash provided by operating activities	$6,959	$175
Cash Flows from Investing Activities
Net decrease in loans	$1,355	$32,424
Proceeds from sale of government guaranteed loans originally classified as held for investment	383	1,746
Purchase of available-for-sale securities	(3,643)	—
Proceeds from maturities, calls and principal repayments of available-for-sale securities	11,275	10,846
Proceeds from maturities, calls and principal repayments of held-to-maturity securities	809	797
Net redemptions of restricted securities	—	50
Net purchases of equity securities	(32)	(44)
Proceeds from sale of premises and equipment	48	—
Purchases of bank premises and equipment	(342)	(75)
Net cash provided by investing activities	$9,853	$45,744
Cash Flows from Financing Activities
Net increase (decrease) in deposits	$29,760	$(5,610)
Proceeds from Federal Reserve Bank borrowings	—	23,000
Repayment of federal funds purchased	—	(10,000)
Issuance of common stock for share options exercised	79	705
Repurchase of shares for tax withholding on share-based compensation	(14)	(3)
Repurchase of common stock	(46)	—
Net cash provided by financing activities	$29,779	$8,092
Net increase in cash and cash equivalents	$46,591	$54,011
Cash and cash equivalents, beginning of period	122,469	99,005
Cash and cash equivalents, end of period	$169,060	$153,016
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$13,509	$16,764
Supplemental Disclosures of Noncash Transactions
Unrealized gain (loss) on securities available-for-sale	$1,777	$(481)

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

Basis of Presentation

The accounting and reporting policies of John Marshall Bancorp, Inc. conform to generally accepted accounting principles in the United States of America (“GAAP”) and reflect practices of the banking industry. The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and with applicable quarterly reporting regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all of the information and notes required by GAAP for complete financial statements. As such, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2024, included in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on March 28, 2025.

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for any other interim period or for the full year. All amounts and disclosures included in this quarterly report as of December 31, 2024, were derived from the Company’s audited consolidated financial statements.

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

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the audited financial statements and notes for the year ended December 31, 2024 and are contained in the Company's 2024 Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2024.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company will apply the guidance in ASU 2023-09 for annual periods beginning after December 15, 2024, and will enhance its income tax disclosures in accordance with the requirements. The adoption will be applied prospectively and is not anticipated to have a material impact on the Company’s Consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its financial statements.

Note 2— Investment Securities

Available-for-Sale

Each of the securities in the Company’s available-for-sale investment portfolio is either covered by the explicit or implied guarantee of the United States government or one of its agencies or rated investment grade or higher. All available-for-sale securities were current with no securities past due or on nonaccrual as of March 31, 2025 or December 31, 2024.

The following tables summarize the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses at March 31, 2025 and December 31, 2024.

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$23,195	$—	$(557)	$22,638
U.S. government and federal agencies	8,976	—	(287)	8,689
Corporate bonds	3,000	—	(212)	2,788
U.S. agency collateralized mortgage obligations	36,370	3	(5,952)	30,421
Tax-exempt municipal	1,379	—	(222)	1,157
Taxable municipal	270	—	(5)	265
U.S. agency mortgage-backed	63,086	21	(4,596)	58,511
Total Available-for-sale Securities	$136,276	$24	$(11,831)	$124,469

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$27,920	$—	$(783)	$27,137
U.S. government and federal agencies	10,966	—	(385)	10,581
Corporate bonds	3,000	—	(261)	2,739
U.S. agency collateralized mortgage obligations	36,032	—	(6,421)	29,611
Tax-exempt municipal	1,379	—	(208)	1,171
Taxable municipal	270	—	(7)	263
U.S. agency mortgage-backed	64,274	—	(5,519)	58,755
Total Available-for-sale Securities	$143,841	$—	$(13,584)	$130,257

The Company did not sell or recognize any gain or loss for any securities for the three months ended March 31, 2025 and for the three months ended March 31, 2024.

Available-for-sale securities having a market value of $49.2 million and $48.8 million at March 31, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and for other purposes required by law. These securities had an amortized cost of $53.1 million and $52.5 million at March 31, 2025 and December 31, 2024, respectively.

The following tables summarize the fair value of securities available-for-sale at March 31, 2025 and December 31, 2024 and the corresponding amounts of gross unrealized losses. Management uses the valuations as of month-end in determining when securities are in an unrealized loss position. Therefore, a security’s market value could have exceeded its amortized cost on other days during the prior twelve-month period.

	March 31, 2025
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$—	$—	$22,638	$(557)	$22,638	$(557)
U.S. government and federal agencies	—	—	8,689	(287)	8,689	(287)
Corporate bonds	—	—	2,788	(212)	2,788	(212)
U.S. agency collateralized mortgage obligations	—	—	29,445	(5,952)	29,445	(5,952)
Tax-exempt municipal	—	—	1,157	(222)	1,157	(222)
Taxable municipal	—	—	265	(5)	265	(5)
U.S. agency mortgage-backed	—	—	55,852	(4,596)	55,852	(4,596)
Total Available-for-sale Securities	$—	$—	$120,834	$(11,831)	$120,834	$(11,831)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$—	$—	$27,137	$(783)	$27,137	$(783)
U.S. government and federal agencies	—	—	10,581	(385)	10,581	(385)
Corporate bonds	—	—	2,739	(261)	2,739	(261)
U.S. agency collateralized mortgage obligations	—	—	29,611	(6,421)	29,611	(6,421)
Tax-exempt municipal	—	—	1,171	(208)	1,171	(208)
Taxable municipal	—	—	263	(7)	263	(7)
U.S. agency mortgage-backed	—	—	58,755	(5,519)	58,755	(5,519)
Total Available-for-sale Securities	$—	$—	$130,257	$(13,584)	$130,257	$(13,584)

The Company had 143 and 147 securities in an unrealized loss position for 12 months or longer as of March 31, 2025 and December 31, 2024, respectively. The Company has evaluated available-for-sale securities in an unrealized loss position for credit related impairment at March 31, 2025 and December 31, 2024 and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no allowance for credit losses on available-for-sale securities at March 31, 2025.

The table below summarizes the contractual maturities of our available-for-sale investment securities as of March 31, 2025. Issuers may have the right to call or prepay certain obligations, and as such, the expected maturities of our securities may differ from the scheduled contractual maturities presented below.

	March 31, 2025
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Available-for-sale
Due in one year or less	$22,410	$22,112
Due after one year through five years	23,528	22,774
Due after five years through ten years	33,374	31,830
Due after ten years	56,964	47,753
Total Available-for-sale Securities	$136,276	$124,469

In the prevailing rate environments as of March 31, 2025 and December 31, 2024, the Company’s available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 3.1 years in each instance.

Held-to-Maturity

Each of the securities in the Company’s held-to-maturity investment portfolio is either covered by the explicit or implied guarantee of the United States government or one of its agencies or rated investment grade or higher. All held-to-maturity securities were current with no securities past due or on nonaccrual as of March 31, 2025 or December 31, 2024.

The following tables summarize the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized losses at March 31, 2025 and December 31, 2024, respectively.

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,002	$—	$(480)	$5,522
U.S. government and federal agencies	35,341	—	(4,003)	31,338
U.S. agency collateralized mortgage obligations	17,430	—	(3,594)	13,836
Taxable municipal	6,037	—	(947)	5,090
U.S. agency mortgage-backed	26,362	—	(4,692)	21,670
Total Held-to-maturity Securities	$91,172	$—	$(13,716)	$77,456

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,001	$—	$(583)	$5,418
U.S. government and federal agencies	35,349	—	(4,743)	30,606
U.S. agency collateralized mortgage obligations	17,805	—	(3,948)	13,857
Taxable municipal	6,041	—	(1,089)	4,952
U.S. agency mortgage-backed	26,813	—	(5,376)	21,437
Total Held-to-maturity Securities	$92,009	$—	$(15,739)	$76,270

Held-to-maturity securities having a market value of $45.2 million and $43.0 million at March 31, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and for other purposes required by law. These securities had an amortized cost of $51.3 million and $50.0 million at March 31, 2025 and December 31, 2024, respectively.

The Company evaluates the credit risk of its held-to-maturity securities on at least a quarterly basis. The Company estimates expected credit losses on held-to-maturity securities on an individual basis based on a probability of default/loss given default methodology primarily using security-level credit ratings. The primary indicators of credit quality for the Company’s held-to-maturity portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The Company’s held-to-maturity securities with credit risk were comprised of municipal bonds and had a credit rating of AA or better as of March 31, 2025. All other held-to-maturity securities are covered by the explicit or implied guarantee of the United States government or one of its agencies. The Company did not have an allowance for credit losses on held-to-maturity securities as of March 31, 2025 or December 31, 2024.

The table below summarizes the contractual maturities of our held-to-maturity investment securities as of March 31, 2025. Issuers may have the right to call or prepay certain obligations and as such, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below.

	March 31, 2025
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	27,434	25,153
Due after five years through ten years	22,605	19,253
Due after ten years	41,133	33,050
Total Held-to-maturity Securities	$91,172	$77,456

In the prevailing rate environments as of March 31, 2025 and December 31, 2024, the Company’s held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 5.8 years and 6.0 years, respectively.

Restricted Securities

The table below summarizes the carrying amount of restricted securities as of March 31, 2025 and December 31, 2024.

(Dollars in thousands)	March 31, 2025	December 31, 2024
Federal Reserve Bank Stock	$3,332	$3,327
Federal Home Loan Bank Stock	4,242	4,247
Community Bankers’ Bank Stock	60	60
Total Restricted Securities	$7,634	$7,634

Equity Securities

The Company held equity securities with readily determinable fair values totaling $2.9 million and $2.8 million at March 31, 2025 and December 31, 2024, respectively. These securities consist of mutual funds held in a trust and were obtained for the purpose of economically hedging changes in the Company’s nonqualified deferred compensation liability. Changes in the fair value of these securities are reflected in earnings. Gains of $24 thousand and $124 thousand were recorded in non-interest income in the Consolidated Statements of Income for the three months ended March 31, 2025 and March 31, 2024, respectively.

Note 3— Loans

The following table presents the composition of the Company’s loan portfolio as of March 31, 2025 and December 31, 2024.

(Dollars in thousands)	March 31, 2025	December 31, 2024
Real Estate Loans:
Commercial	$1,172,645	$1,181,090
Construction and land development	173,270	164,988
Residential	472,747	472,932
Commercial - Non-Real Estate:
Commercial loans	46,603	47,736
Consumer - Non-Real Estate:
Consumer loans	809	906
Total Gross Loans	$1,866,074	$1,867,652
Allowance for loan credit losses	(18,826)	(18,715)
Net deferred loan costs	4,398	4,521
Total net loans	$1,851,646	$1,853,458

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

At March 31, 2025 and December 31, 2024, the Bank’s SBA 7(a) loan servicing portfolio, which is not included in the Company’s consolidated financial statements, totaled $6.6 million and $6.4 million, respectively. At both March 31, 2025 and December 31, 2024, SBA servicing rights of $97 thousand were recorded in other assets in the Consolidated Balance Sheet. There was no valuation allowance on loan servicing rights at March 31, 2025 or December 31, 2024.

Note 4— Allowance for Loan Credit Losses

The following tables present the activity in the allowance for loan credit losses for the three months ended March 31, 2025 and March 31, 2024.

	March 31, 2025
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Total
Beginning balance, December 31, 2024	$11,732	$1,761	$4,594	$548	$80	$18,715
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for (recovery of) credit losses	(113)	277	(24)	47	(76)	111
Ending balance, March 31, 2025	$11,619	$2,038	$4,570	$595	$4	$18,826

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

There were no collateral dependent or individually evaluated loans as of March 31, 2025. There was one collateral dependent loan totaling $10.0 million in outstanding principal that was individually evaluated as of December 31, 2024.  Management concluded that the real estate secured collateral value of the loan, minus the estimated cost to sell, exceeded the carrying value of the loan and no reserve was necessary.  The loan paid off, in full, on January 7, 2025.

Delinquency Information

The following tables present a summary of past due and nonaccrual loans by segment as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$1,172,645	$1,172,645	$—	$—
Construction and land development	—	—	—	—	173,270	173,270	—	—
Residential	—	—	—	—	472,747	472,747	—	—
Commercial	—	—	—	—	46,603	46,603	—	—
Consumer	—	—	—	—	809	809	—	—
Total Loans	$—	$—	$—	$—	$1,866,074	$1,866,074	$—	$—

	December 31, 2024
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$9,978	$9,978	$1,171,112	$1,181,090	$9,978	$—
Construction and land development	—	—	—	—	164,988	164,988	—	—
Residential	—	—	—	—	472,932	472,932	—	—
Commercial	—	—	—	—	47,736	47,736	—	—
Consumer	—	—	—	—	906	906	—	—
Total Loans	$—	$—	$9,978	$9,978	$1,857,674	$1,867,652	$9,978	$—

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

Internal
Days Past Due	Risk Rating
0 - 29 days	Pass
30-59 days	Special Mention
60-89 days	Substandard
90-119 days	Doubtful
120+ days	Loss

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of March 31, 2025.

	Term Loans by Year of Origination
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Real Estate Loans - Commercial
Pass	$22,164	$140,029	$66,570	$265,553	$173,657	$465,143	$3,086	$1,136,202
Special mention	—	—	—	21,655	—	14,788	—	36,443
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Commercial	$22,164	$140,029	$66,570	$287,208	$173,657	$479,931	$3,086	$1,172,645

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Construction and land development
Pass	$11,155	$68,175	$33,512	$17,489	$4,589	$14,854	$22,400	$172,174
Special mention	—	—	—	—	—	1,096	—	1,096
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Construction and land development	$11,155	$68,175	$33,512	$17,489	$4,589	$15,950	$22,400	$173,270

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Residential
Pass	$8,909	$31,291	$68,063	$108,629	$113,740	$120,194	$21,921	$472,747
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Residential	$8,909	$31,291	$68,063	$108,629	$113,740	$120,194	$21,921	$472,747

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$2,188	$5,920	$4,366	$5,500	$1,184	$7,712	$19,733	$46,603
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial Loans	$2,188	$5,920	$4,366	$5,500	$1,184	$7,712	$19,733	$46,603

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Pass	$137	$604	$49	$—	$—	$1	$18	$809
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer Loans	$137	$604	$49	$—	$—	$1	$18	$809

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of December 31, 2024.

	Term Loans by Year of Origination
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Real Estate Loans - Commercial
Pass	$133,591	$66,453	$287,181	$176,424	$116,364	$362,135	$1,474	$1,143,622
Special mention	—	—	12,702	—	—	14,788	—	27,490
Substandard	—	—	—	9,978	—	—	—	9,978
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Commercial	$133,591	$66,453	$299,883	$186,402	$116,364	$376,923	$1,474	$1,181,090

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Construction and land development
Pass	$64,826	$40,190	$17,635	$4,395	$2,254	$11,974	$22,613	$163,887
Special mention	—	—	—	—	—	1,101	—	1,101
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Construction and land development	$64,826	$40,190	$17,635	$4,395	$2,254	$13,075	$22,613	$164,988

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Residential
Pass	$31,815	$71,489	$110,724	$114,991	$81,482	$39,868	$22,563	$472,932
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Residential	$31,815	$71,489	$110,724	$114,991	$81,482	$39,868	$22,563	$472,932

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$13,622	$4,628	$5,770	$1,351	$1,323	$7,032	$14,010	$47,736
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial Loans	$13,622	$4,628	$5,770	$1,351	$1,323	$7,032	$14,010	$47,736

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Pass	$812	$72	$—	$—	$—	$3	$19	$906
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer Loans	$812	$72	$—	$—	$—	$3	$19	$906

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Modifications with Borrowers Experiencing Financial Difficulty

The allowance for loan credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination. The starting point for the estimate of the allowance for loan credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company may provide concessions to borrowers experiencing financial difficulty to minimize the economic loss and improve long-term loan performance and collectability. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. The Company did not make any loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2025 or March 31, 2024. There were also no instances of defaults on loans that occurred during the three months ended March 31, 2025 and March 31, 2024 for loans that had been modified during the previous 12 months. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance because of the measurement methodologies used to estimate the allowance, a change to the allowance is generally not recorded upon modification.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $1.1 million and $1.1 million at March 31, 2025 and December 31, 2024, respectively, is separately classified within Other Liabilities on the Consolidated Balance Sheets.  The provision for credit losses recorded during the three months ended March 31, 2025 was primarily due to an increase in unfunded commitments.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2025 and March 31, 2024.

Allowance for Credit Losses
(Dollars in thousands)	Unfunded Commitments
Beginning balance, December 31, 2024	$1,083
Provision for credit losses	59
Ending balance, March 31, 2025	$1,142

Allowance for Credit Losses
(Dollars in thousands)	Unfunded Commitments
Beginning balance, December 31, 2023	$620
Provision for credit losses	97
Ending balance, March 31, 2024	$717

Note 5— Derivatives

The Company enters into interest rate swap agreements (“swaps”) with commercial loan customers to provide a facility for customers to manage their interest rate risk. These swaps are matched in exact offsetting terms with swaps that the Company enters into with an independent third party. These swaps qualify as derivatives, but are not designated as hedging instruments.

The following tables summarize the Company’s swaps at March 31, 2025 and December 31, 2024.

	March 31, 2025
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$24,042	$408	2.4 years	5.93%	4.09%
Pay variable/receive fixed swaps	24,042	(408)	2.4 years	4.09%	5.93%
Total interest rate swap agreements	$48,084	$—	2.4 years	5.01%	5.01%

	December 31, 2024
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$24,195	$549	2.7 years	6.12%	4.09%
Pay variable/receive fixed swaps	24,195	(549)	2.7 years	4.09%	6.12%
Total interest rate swap agreements	$48,390	$—	2.7 years	5.11%	5.11%

The estimated fair value of the swaps at March 31, 2025 and December 31, 2024 were recorded in other assets and liabilities in the Consolidated Balance Sheets. The associated net gains and losses on the swaps are recorded in other income in the Consolidated Statements of Income.

Note 6— Deposits and Borrowings

The following tables show the components of the Company’s funding sources.

(Dollars in thousands)	March 31, 2025	December 31, 2024
Deposits:
Non-interest bearing demand deposits(1)	$437,822	$433,288
Interest-bearing demand deposits(1)	705,386	705,097
Savings deposits	42,583	44,367
Time deposits(2)	736,384	709,663
Total Deposits	$1,922,175	$1,892,415

(1)	Overdraft demand deposits reclassified to loans totaled $1 thousand at March 31, 2025 and $1 thousand at December 31, 2024.
(2)	The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was $322.6 million and $315.5 million at March 31, 2025 and December 31, 2024, respectively.

The Company obtains certain deposits through the efforts of third-party brokers. Brokered deposits totaled $297.6 million and $276.4 million at March 31, 2025 and December 31, 2024, respectively, and were included primarily in time deposits on the Company’s Consolidated Balance Sheets. At March 31, 2025, there were no depositors that represented 5% or more of the Company’s total deposits.

			March 31, 2025	December 31, 2024
(Dollars in thousands)	Stated Interest Rate Range	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term Debt:
FHLB advances	3.92% - 4.15%	4.01%	56,000	56,000
Subordinated debt	5.25%	5.25%	$24,812	$24,791
Total Long-term Debt			$80,812	$80,791

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

The Company, from time to time, uses FHLB advances as a source of funding and to manage interest rate risk. FHLB advances are secured by a blanket floating lien on all real estate mortgage loans secured by 1-to-4 family residential, multi-family and commercial real estate properties. On September 3, 2024, the Company took out three fixed interest rate advances with terms of 18, 24, and 36 months.  The interest rates on the advances range from 3.92% to 4.15%.  At March 31, 2025, these three outstanding FHLB advances totaled $56.0 million.  Available borrowing capacity based on collateral value amounted to approximately $401.0 million as of March 31, 2025.

The Company also has the capacity to borrow up to $107.1 million at the Federal Reserve discount window of which $0 had been drawn upon at March 31, 2025. The Bank had loans pledged at the Federal Reserve discount window totaling $142.9 million as of March 31, 2025.

The Company also has federal funds lines of credit with correspondent banks available for overnight borrowing of $110.0 million, of which $0 had been drawn upon at March 31, 2025.

The following table shows the carrying amount of the Company’s time deposits by contractual maturity as of March 31, 2025.

(Dollars in thousands)	March 31, 2025
2025	$386,390
2026	232,656
2027	115,725
2028	561
2029	1,028
Thereafter	24
Total	$736,384

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

The following table summarizes the contract or notional amount of the Company’s exposure to off-balance sheet risk as of March 31, 2025 and December 31, 2024.

(Dollars in thousands)	March 31, 2025	December 31, 2024
Commitments to extend credit	$335,296	$316,249
Standby letters of credit	$10,856	$10,767

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

The following tables summarize the fair value of assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

		Fair Value Measurements at March 31, 2025 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$22,638	$—	$22,638	$—
U.S. government and federal agencies	8,689	—	8,689	—
Corporate bonds	2,788	—	2,788	—
U.S. agency collateralized mortgage obligations	30,421	—	30,421	—
Tax-exempt municipal	1,157	—	1,157	—
Taxable municipal	265	—	265	—
U.S. agency mortgage-backed	58,511	—	58,511	—
Equity securities, at fair value	2,888	2,888	—	—
Interest rate swap agreements	408	—	408	—
Total assets at fair value	$127,765	$2,888	$124,877	$—

Liabilities:
Interest rate swap agreements	$408	$—	$408	$—
Total liabilities at fair value	$408	$—	$408	$—

		Fair Value Measurements at December 31, 2024 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$27,137	$—	$27,137	$—
U.S. government and federal agencies	10,581	—	10,581	—
Corporate bonds	2,739	—	2,739	—
Collateralized mortgage obligations	29,611	—	29,611	—
Tax-exempt municipal	1,171	—	1,171	—
Taxable municipal	263	—	263	—
Mortgage-backed	58,755	—	58,755	—
Equity securities, at fair value	2,832	2,832	—	—
Interest rate swap agreements	549	—	549	—
Total assets at fair value	$133,638	$2,832	$130,806	$—

Liabilities:
Interest rate swap agreements	$549	$—	$549	$—
Total liabilities at fair value	$549	$—	$549	$—

Assets Measured at Fair Value on a Non-recurring Basis

Under certain circumstances, the Company makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a non-recurring basis in the financial statements:

Collateral Dependent Loans

In accordance with ASC 326, loans that do not share risk characteristics are evaluated on an individual basis. The Company designates individually evaluated loans on nonaccrual status as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk and loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. The measurement of loss associated with collateral dependent loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if an appraisal of the property is more than one-year-old and not solely based on observable market comparables, or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income. The Company had no collateral dependent loans with a recorded reserve as of March 31, 2025. The Company had one collateral dependent loan totaling $10.0 million in outstanding principal with no recorded reserve as of December 31, 2024.

Other Real Estate Owned (“OREO”)

OREO is carried at the lower of cost or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value using observable market data, the Company records the property as Level 2. When an appraised value using observable market data is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the property as Level 3 valuation. Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The Company had no OREO as of March 31, 2025 or December 31, 2024.

The following tables present the carrying value and estimated fair value, including the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2025 and December 31, 2024.

		Fair Value Measurements at March 31, 2025 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	March 31, 2025	(Level 1)	(Level 2)	(Level 3)	March 31, 2025
Assets:
Cash and cash equivalents	$169,060	$169,060	$—	$—	$169,060
Securities:
Available-for-sale	124,469	—	124,469	—	124,469
Held-to-maturity	91,172	—	77,456	—	77,456
Equity securities, at fair value	2,888	2,888	—	—	2,888
Restricted securities, at cost	7,634	—	7,634	—	7,634
Loans, net	1,851,646	—	—	1,755,704	1,755,704
Interest rate swap agreements	408	—	408	—	408
Accrued interest receivable	5,902	—	5,902	—	5,902
Liabilities:
Deposits	$1,922,175	$—	$1,924,014	$—	$1,924,014
Federal Home Loan Bank advances	56,000	—	56,000	—	56,000
Subordinated debt	24,812	—	—	22,364	22,364
Interest rate swap agreements	408	—	408	—	408
Accrued interest payable	2,072	—	2,072	—	2,072

		Fair Value Measurements at December 31, 2024 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)	December 31, 2024
Assets:
Cash and cash equivalents	$122,469	$122,469	$—	$—	$122,469
Securities:
Available-for-sale	130,257	—	130,257	—	130,257
Held-to-maturity	92,009	—	76,270	—	76,270
Equity securities, at fair value	2,832	2,832	—	—	2,832
Restricted securities, at cost	7,634	—	7,634	—	7,634
Loans, net	1,853,458	—	—	1,749,721	1,749,721
Interest rate swap agreement	549	—	549	—	549
Accrued interest receivable	5,996	—	5,996	—	5,996
Liabilities:
Deposits	$1,892,415	$—	$1,895,118	$—	$1,895,118
Federal Reserve Bank borrowings	56,000	—	56,000	—	56,000
Federal funds purchased	—	—	—	—	—
Subordinated debt	24,791	—	—	22,126	22,126
Interest rate swap agreement	549	—	549	—	549
Accrued interest payable	2,394	—	2,394	—	2,394

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

The following table summarizes the computation of earnings per share for the three months ended March 31, 2025 and March 31, 2024.

	Three months ended
	March 31,
	2025	2024
Earnings per common share - basic:
Income available to common shareholders (in thousands):
Net income	$4,810	$4,204
Less: Income attributable to unvested restricted stock awards	(18)	(14)
Net income available to common shareholders	$4,792	$4,190

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,275,608	14,176,570
Less: Unvested restricted stock	(52,604)	(45,584)
Weighted-average common shares outstanding - basic	14,223,004	14,130,986

Earnings per common share - basic	$0.34	$0.30

Earnings per common share - diluted:
Income available to common shareholders (in thousands):
Net income	$4,810	$4,204
Less: Income attributable to unvested restricted stock awards	(18)	(14)
Net income available to common shareholders	$4,792	$4,190

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,275,608	14,176,570
Less: Unvested restricted stock	(52,604)	(45,584)
Plus: Effect of dilutive options	18,068	50,268
Weighted-average common shares outstanding - diluted	14,241,072	14,181,254

Earnings per common share - diluted	$0.34	$0.30

Outstanding options to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. All stock options outstanding as of March 31, 2025 and March 31, 2024 were included in computing diluted earnings per share for the three months ended March 31, 2025 and March 31, 2024, respectively, as none had anti-dilutive effects.

Note 10— Stock Based Compensation Plan

The Company’s share-based compensation plan, approved by stockholders and effective April 28, 2015 (“2015 Plan”), provided for the grant of share-based awards in the form of incentive stock options, non-incentive stock options, restricted stock and restricted stock units to directors and employees. The Company reserved 976,211 shares of voting common stock for issuance under the 2015 Plan, which terminated on April 28, 2025. The Company’s Compensation Committee administered the 2015 Plan and had the authority to determine the terms and conditions of each award thereunder. As of March 31, 2025, 250,644 shares were available to grant in future periods under the 2015 Plan.

The Company’s previous share-based compensation plan, the 2006 Stock Option Plan (the “2006 Plan”), provided for the grant of share-based awards in the form of incentive stock options and non-incentive stock options to directors and employees. As amended, the 2006 Plan provided for awards of up to 1,490,700 shares. In April 2015, the 2006 Plan was terminated and replaced with the 2015 Plan. Options outstanding prior to April 28, 2015 were granted under the 2006 Plan and are subject to the provisions of the 2006 Plan.

Options granted under the 2015 Plan typically vested over five years and expire 10 years from the grant date. Under the 2015 Plan, the exercise price of options may not be less than 100% of fair market value at the grant date with a maximum term for an option award of 10 years from the grant date.

The table below provides a summary of the stock options activity for the three months ended March 31, 2025.

	March 31, 2025
		Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price	Value
Outstanding at January 1, 2025	58,660	$11.77
Granted	—	—
Exercised	(10,927)	11.77
Forfeited or expired	(8,598)	11.77
Outstanding at March 31, 2025	39,135	11.77	$185,751
Exercisable March 31, 2025	39,135	$11.77	$185,751

The aggregate intrinsic value of stock options in the table above represents the total amount by which the current market value of the underlying stock exceeds the exercise price of the option that would have been received by the Company had all option holders exercised their options on March 31, 2025. The intrinsic value of options exercised was $128 thousand for the three months ended March 31, 2025 and $455 thousand for the three months ended March 31, 2024. These amounts and the intrinsic values noted in the table above change based on changes in the market value of the Company’s voting common stock.

The table below provides a summary of the stock options outstanding and exercisable as of March 31, 2025.

	March 31, 2025
	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Number	Contractual Life	Number	Contractual Life
Exercise Prices	Outstanding	in Years	Exercisable	in Years
$11.01 - $12.00	38,823	0.08	38,823	0.08
$12.01 - $13.00	312	0.38	312	0.38
Total	39,135	0.08	39,135	0.08

There were no options granted during the three months ended March 31, 2025 or March 31, 2024.

The Company did not record any share-based compensation expense applicable to the Company’s share-based compensation plans for stock options during the three months ended March 31, 2025 or March 31, 2024.

The Company does not have any unrecognized share-based compensation expense related to nonvested options as of March 31, 2025.

The table below provides a summary of the restricted stock awards granted under the 2015 plan for the three months ended March 31, 2025.

	March 31, 2025
		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at January 1, 2025	54,388	$21.97
Granted	1,250	18.60
Vested	(2,589)	15.93
Forfeited	(2,630)	22.49
Nonvested at March 31, 2025	50,419	22.17

Compensation expense for restricted stock grants is recognized over the vesting period of the awards based on the fair value of the Company’s voting common stock at issue date. The fair value of the stock was determined using the closing stock price on the day of grant. The restricted stock grants vest over two to five years. The Company awarded restricted stock grants for 1,000 shares of common stock during the three months ended March 31, 2024.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $118 thousand and $132 thousand for the three months ended March 31, 2025 and March 31, 2024, respectively. The total fair value of the shares, which vested during the three months ended March 31, 2025 and March 31, 2024, was $50 thousand and $48 thousand, respectively.

Unrecognized share-based compensation expense related to nonvested restricted stock grants amounted to $978 thousand as of March 31, 2025. This amount is expected to be recognized over a weighted-average period of 1.9 years.

The Company’s board of directors has adopted the John Marshall Bancorp, Inc. 2025 Stock Incentive Plan (the “2025 Plan”) and recommended that the Company’s shareholders approve the 2025 Plan at the Company’s annual meeting of shareholders to be held on June 17, 2025.  The 2025 Plan provides for the grant of share-based awards in the form of incentive stock options, non-incentive stock options, restricted stock and restricted stock units.  If approved by the Company’s shareholders, there will be 425,000 shares of voting common stock available for issuance under the 2025 Plan.

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

The Bank is subject to capital adequacy standards adopted by the Federal Reserve, including the capital rules that implemented the Basel III regulatory capital reforms developed by the Basel Committee on Banking Supervision. Failure to meet minimum capital requirements can initiate certain mandatory – possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that the Bank met all capital adequacy requirements to which it was subject as of March 31, 2025 and December 31, 2024.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, common equity Tier 1 to risk-weighted assets, and Tier 1 capital to average assets.

In addition to the minimum regulatory capital required for capital adequacy purposes, the Bank is required to maintain a minimum capital conservation buffer above those minimums in the form of common equity. The capital conservation buffer, which was phased in ratably over a four year period beginning January 1, 2016, is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. The capital conservation buffer was 2.5% at March 31, 2025, and is applicable for the common equity Tier 1, Tier 1, and total capital ratios.

As of March 31, 2025, the most recent notification from the Reserve Bank categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institution must maintain minimum total risk-based, common equity Tier 1, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The table below provides a summary of the Bank’s capital ratios as of March 31, 2025 and December 31, 2024.

					Minimum To Be Well
			Minimum		Capitalized Under Prompt
			Capital Requirement(1)		Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2025
Total capital (to risk weighted assets)	$300,729	16.5%	$191,336	10.5%	$182,225	10.0%
Tier 1 capital (to risk weighted assets)	281,335	15.4%	154,891	8.5%	145,780	8.0%
Common equity tier 1 capital (to risk weighted assets)	281,335	15.4%	127,557	7.0%	118,446	6.5%
Tier 1 capital (to average assets)	281,335	12.6%	89,233	4.0%	111,541	5.0%

As of December 31, 2024
Total capital (to risk weighted assets)	$295,119	16.2%	$191,088	10.5%	$181,989	10.0%
Tier 1 capital (to risk weighted assets)	276,468	15.2%	154,690	8.5%	145,591	8.0%
Common equity tier 1 capital (to risk weighted assets)	276,468	15.2%	127,392	7.0%	118,293	6.5%
Tier 1 capital (to average assets)	276,468	12.4%	89,438	4.0%	111,798	5.0%

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

The following table shows the components of non-interest income for the three months ended March 31, 2025 and March 31, 2024.

	Three months ended
	March 31,
(Dollars in thousands)	2025	2024
Service charges on deposit accounts (1)
Overdrawn account fees	$18	$21
Account service fees	64	67
Other service charges and fees (1)
Interchange income	80	88
Other charges and fees	73	61
Net gain (loss) on premises and equipment (1)	(3)	—
Insurance commissions (1)	213	252
Gain on sale of government guaranteed loans	36	133
Non-qualified deferred compensation plan asset gains, net	24	124
Other operating income (2)	—	72
Total non-interest income	$505	$818
(1)	Income within the scope of ASC 606.
(2)

Includes other operating income within the scope of ASC 606 amounting to $0 and $8 thousand for the three months ended March 31, 2025 and March 31, 2024, respectively. Includes other operating income of $0 and $64 thousand related to swap fee income on a back-to-back loan swaps for the three months ended March 31, 2025 and March 31, 2024, respectively, which is outside the scope of ASC 606.

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

Note 13— Other Operating Expenses

The following table shows the components of other operating expenses for the three months ended March 31, 2025 and March 31, 2024.

	Three months ended
	March 31,
(Dollars in thousands)	2025	2024
Advertising expense	$162	$97
Data processing	589	527
FDIC insurance	247	260
Professional fees	221	286
State franchise tax	597	570
Director costs	169	211
Other operating expenses	441	415
Total other operating expenses	$2,426	$2,366

Note 14— Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax for the three months ended March 31, 2025 and March 31, 2024.

	March 31, 2025
		Unrealized Gains on
		Securities Transferred from
	Unrealized Loss on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Loss
Beginning balance, January 1, 2025	$(10,732)	$80	$(10,652)
Net change during the period	1,404	(7)	1,397
Ending balance, March 31, 2025	$(9,328)	$73	$(9,255)

	March 31, 2024
		Unrealized Gains on
		Securities Transferred from
	Unrealized Loss on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive (Loss)
Beginning balance, January 1, 2024	$(12,400)	$149	$(12,251)
Net change during the period	(380)	(22)	(402)
Ending Balance, March 31, 2024	$(12,780)	$127	$(12,653)

The Company did not have any items reclassified out of accumulated other comprehensive income (loss) to net income during the three months ended March 31, 2025 or the three months ended March 31, 2024.

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

These disclosures should not be viewed as a substitute for or more important than financial results in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures which may be presented by other companies. Where the non-GAAP financial measure is used, the comparable GAAP financial measure, as well as reconciliation to that comparable GAAP financial measure, as well as a statement of the company’s reasons for utilizing the non-GAAP financial measure, can be found within this discussion and analysis.

Cautionary Note on Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. These forward-looking statements are based on our beliefs and assumptions and on the information available to us at the time that these disclosures were prepared, and involve known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Should any known or unknown risks and uncertainties develop into actual events, those developments could have material adverse effects on our business, financial condition and results of operations. Factors that could have a material adverse effect on the operations of the Company and the Bank include, but are not limited to, the following:

●	the concentration of our business in the Washington, D.C. metropolitan area and the effect of changes in the economic, political and environmental conditions on this market, including reduction in spending by the U.S. Government;
●	adequacy of our allowance for loan credit losses, allowance for unfunded commitments credit losses, and allowance for credit losses associated with our held-to-maturity and available-for-sale securities portfolios;
●	deterioration of our asset quality;
●	future performance of our loan portfolio with respect to recently originated loans;
●	the level of prepayments on loans and mortgage-backed securities;
●	liquidity, interest rate and operational risks associated with our business;
●	changes in our financial condition or results of operations that reduce capital;
●	our ability to maintain existing deposit relationships or attract new deposit relationships;
●	changes in consumer spending, borrowing and savings habits;
●	inflation and changes in interest rates that may reduce our margins or reduce the fair value of financial instruments;
●	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve;
●	additional risks related to new lines of business, products, product enhancements or services;
●	increased competition with other financial institutions and fintech companies;
●	adverse changes in the securities markets;
●	changes in the financial condition or future prospects of issuers of securities that we own;

●	our ability to maintain an effective risk management framework;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory structure and in regulatory fees and capital requirements;
●	compliance with legislative or regulatory requirements;
●	results of examination of us by our regulators, including the possibility that our regulators may require us to increase our allowance for credit losses or to write-down assets or take similar actions;
●	potential claims, damages, and fines related to litigation or government actions;
●	the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;
●	geopolitical conditions, including trade restrictions and tariffs, and acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to trade restrictions and tariffs, and acts or threats of terrorism and/or military conflicts, negatively impacting business and economic conditions in the U.S. and abroad;
●	the effects of weather-related or natural disasters, which may negatively affect our operations and/or our loan portfolio and increase our cost of conducting business;
●	public health events (such as the COVID-19 pandemic) and governmental and societal responses thereto;
●	technological risks and developments, and cyber threats, attacks, or events;
●	changes in accounting policies and practices;
●	our ability to successfully capitalize on growth opportunities;
●	our ability to retain key employees;
●	deteriorating economic conditions, either nationally or in our market area, including higher unemployment and lower real estate values;
●	implications of our status as a smaller reporting company and as an emerging growth company; and
●	other factors discussed in Item 1A. Risk Factors in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on March 28, 2025.

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

As of March 31, 2025, the Company had total consolidated assets of $2.27 billion, total loans net of unearned income of $1.87 billion, total deposits of $1.92 billion and total shareholders’ equity of $253.0 million.

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

Our most significant accounting policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to our audited financial statements for the year ended December 31, 2024, included in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on March 28, 2025.

Selected Financial Data

The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of March 31, 2025 and March 31, 2024 and the selected income statement data for the three months ended March 31, 2025 and March 31, 2024 have been derived from our consolidated financial statements.

	As of or for the Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2025	March 31, 2024
Balance Sheet Data:
Loans, net of unearned income	$1,870,472	$1,825,931
Allowance for loan credit losses	18,826	18,671
Total assets	2,272,432	2,251,837
Deposits	1,922,175	1,900,990
Shareholders’ equity	252,958	234,550
Asset Quality Data:
Net (charge-offs) recoveries to average total loans, net of unearned income	0.00%	0.00%
Allowance for loan credit losses to nonperforming loans	NM	NM
Allowance for loan credit losses to total gross loans net of unearned income	1.01%	1.02%
Non-performing assets to total assets	0.00%	0.00%
Non-performing loans to total loans	0.00%	0.00%
Capital Ratios (Bank level):
Equity-to-total assets ratio	11.9%	11.3%
Total risk-based capital ratio	16.5%	16.1%
Tier 1 risk-based capital ratio	15.4%	15.1%
Common equity tier 1 ratio	15.4%	15.1%
Leverage ratio	12.6%	11.8%
Income Statement Data:
Interest and dividend income	$27,305	$26,919
Interest expense	13,208	15,175
Net interest income	$14,097	$11,744
Provision for (recovery of) credit losses	170	(776)
Non-interest income	505	818
Non-interest expense	8,248	7,924
Income before taxes	$6,184	$5,414
Income tax expense	1,374	1,210
Net income	$4,810	$4,204
Per Share Data and Shares Outstanding:
Weighted average common shares (basic)	14,223,004	14,130,986
Weighted average common shares (diluted)	14,241,072	14,181,254
Common shares outstanding	14,275,615	14,209,606
Earnings per share, basic	$0.34	$0.30
Earnings per share, diluted	$0.34	$0.30
Book value per share	$17.72	$16.51
Performance Ratios:
Return on average assets ("ROAA")(1)	0.87%	0.75%
Return on average equity ("ROAE")(2)	7.76%	7.23%
Net interest margin	2.58%	2.11%
Tax-equivalent net interest margin (Non-GAAP)(3)	2.58%	2.11%
Non-interest expense to average assets(4)	1.50%	1.41%
Efficiency ratio(5)	56.5%	63.1%

NM – Not meaningful

(1)	ROAA is calculated by dividing year-to-date net income annualized by year-to-date average assets.
(2)	ROAE is calculated by dividing year-to-date net income annualized by year-to-date average equity.
(3)	Tax-equivalent net interest margin for all periods presented is reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(4)	Non-interest expense to average assets is calculated by dividing year-to-date annualized non-interest expense by year-to-date average assets.
(5)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

Results of Operations – Three Months Ended March 31, 2025 and March 31, 2024

Overview

The Company reported net income of $4.8 million for the three months ended March 31, 2025, an increase of $0.6 million when compared to the three months ended March 31, 2024. Diluted earnings per share were $0.34 for the three months ended March 31, 2025, compared to diluted earnings per share of $0.30 for the three months ended March 31, 2024.

Net Interest Income and Net Interest Margin

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the three months ended March 31, 2025 and March 31, 2024.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

John Marshall Bancorp, Inc.

Average Balance Sheets, Interest and Rates (unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$230,100	$1,155	2.04%	$269,380	$1,351	2.02%
Tax-exempt(1)	1,379	11	3.24%	1,380	11	3.21%
Total securities	$231,479	$1,166	2.04%	$270,760	$1,362	2.02%
Loans, net of unearned income(2):
Taxable	1,851,627	24,679	5.41%	1,813,528	23,458	5.20%
Tax-exempt(1)	16,676	162	3.94%	22,438	209	3.75%
Total loans, net of unearned income	$1,868,303	$24,841	5.39%	$1,835,966	$23,667	5.18%
Interest-bearing deposits in other banks	$120,948	$1,334	4.47%	$140,894	$1,936	5.53%
Total interest-earning assets	$2,220,730	$27,341	4.99%	$2,247,620	$26,965	4.83%
Total non-interest earning assets	13,031			16,924
Total assets	$2,233,761			$2,264,544
Liabilities & Shareholders’ Equity:
Interest-bearing deposits
NOW accounts	$357,206	2,127	2.41%	$313,478	$2,199	2.82%
Money market accounts	339,248	2,281	2.73%	324,753	2,576	3.19%
Savings accounts	43,062	104	0.98%	53,064	175	1.33%
Time deposits	720,658	7,788	4.38%	808,845	8,981	4.47%
Total interest-bearing deposits	$1,460,174	$12,300	3.42%	$1,500,140	$13,931	3.73%
Federal funds purchased	—	—	N/M	110	2	7.31%
Subordinated debt	24,799	349	5.71%	24,716	349	5.68%
Federal Reserve Bank borrowings	—	—	N/M %	75,231	893	4.77%
Federal Home Loan Bank advances	56,001	559	4.05%	—	—	NM %
Total interest-bearing liabilities	$1,540,974	$13,208	3.48%	$1,600,197	$15,175	3.81%
Demand deposits	424,795			414,033
Other liabilities	16,433			16,362
Total liabilities	$1,982,202			$2,030,592
Shareholders’ equity	$251,559			$233,952
Total liabilities and shareholders’ equity	$2,233,761			$2,264,544

Tax-equivalent net interest income and spread (Non-GAAP)(1)		$14,133	1.51%		$11,790	1.02%
Less: tax-equivalent adjustment		36			46
Net interest income and spread (GAAP)		$14,097	1.51%		$11,744	1.02%

Interest income/earning assets			4.99%			4.83%
Interest expense/earning assets			2.41%			2.72%
Net interest margin			2.58%			2.11%

Tax-equivalent interest income/earning assets (Non-GAAP)(1)			4.99%			4.83%
Interest expense/earning assets			2.41%			2.72%
Tax-equivalent net interest margin (Non-GAAP)(3)			2.58%			2.11%

(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)	The Company did not have any loans on nonaccrual as of March 31, 2025 or March 31, 2024.

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

Tax-Equivalent Net Interest Income

	Three months ended
	March 31,
(Dollars in thousands)	2025	2024
GAAP Financial Measurements:
Interest Income - Loans	$24,807	$23,623
Interest Income - Securities and Other Interest-Earning Assets	2,498	3,296
Interest Expense - Deposits	12,300	13,931
Interest Expense - Borrowings	908	1,244
Total Net Interest Income (GAAP)	$14,097	$11,744

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	34	44
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	2	2
Total Tax Benefit on Tax-Exempt Interest Income (1)	$36	$46
Tax-Equivalent Net Interest Income (Non-GAAP)	$14,133	$11,790
(1)	Tax benefit was calculated using the federal statutory tax rate of 21%.

Net interest income increased $2.4 million or 20.0% on a fully tax-equivalent basis for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, driven primarily by the increase in loan yields, reduction in the average balance of maturing deposits and borrowings, and the increase in the average balance of loans.

On a fully tax-equivalent basis, the net interest margin was 2.58% for the three months ended March 31, 2025, compared to 2.11% for the three months ended March 31, 2024. The increase in net interest margin was primarily due to an increase in yields on the Company’s interest-earning assets and reduction in rates on deposits in addition to a reduction of volume of time deposits.

The loan portfolio’s yield for the three months ended March 31, 2025 was 5.39% compared to 5.18% for the three months ended March 31, 2024. The increase of 21 basis points was primarily attributable to an increase in yield on the Company’s commercial real estate portfolio.

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

Rate/Volume Analysis

	For the Three Months Ended March 31,
	2025 and 2024
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$(197)	$1	$(196)
Tax-exempt(1)	—	—	—
Total securities	$(197)	$1	$(196)
Loans, net of unearned income:
Taxable	508	713	1,221
Tax-exempt(1)	(56)	9	(47)
Total loans, net of unearned income(2)	$452	$722	$1,174
Interest-bearing deposits in other banks	$(222)	$(380)	$(602)
Total interest-earning assets	$33	$343	$376
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$306	$(378)	$(72)
Money market accounts	120	(415)	(295)
Savings accounts	(24)	(47)	(71)
Time deposits	(920)	(273)	(1,193)
Total interest-bearing deposits	$(518)	$(1,113)	$(1,631)
Federal funds purchased	(2)	—	(2)
Subordinated debt	—	—	—
Federal Reserve Bank borrowings	(893)	—	(893)
Federal Home Loan Bank advances	559	—	559
Total interest-bearing liabilities	$(854)	$(1,113)	$(1,967)
Change in tax-equivalent net interest income (Non-GAAP)	$887	$1,456	$2,343

(1) Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

(2) The Company did not have any loans on nonaccrual as of March 31, 2025 or March 31, 2024.

Interest Income

Interest income increased by $0.4 million or 1.4% to $27.3 million on a fully tax-equivalent basis for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, driven by both an increase in rates and volume on interest earning assets. The increase in rates on interest-earning assets was primarily attributable to the Company’s loan portfolio.

Fully tax-equivalent interest income on loans increased by approximately $1.2 million as a result of volume and an increase in rates. Average loans increased $32.3 million between the three months ended March 31, 2025 and the three months ended March 31, 2024, which was primarily attributable to origination volume in the investor real estate and residential loan portfolios subsequent to March 31, 2024.

Fully tax-equivalent interest income on investment securities decreased by approximately $196 thousand primarily as a result of a decrease in volume. Average investment securities decreased approximately $39.3 million between the three months ended March 31, 2025 and March 31, 2024 primarily due to maturities and amortization.

Interest income on interest-bearing deposits in other banks decreased by $602 thousand primarily as a result of a decrease in rates, coupled with a decrease in volume.  Average interest-bearing deposits in other banks decreased approximately $19.9 million between the three months ended March 31, 2025 and March 31, 2024.

Interest Expense

Interest expense decreased by $2.0 million to $13.2 million for the three months ended March 31, 2025 compared to $15.2 million for the three months ended March 31, 2024, primarily due to a decrease in rates on deposits and decrease in volume on borrowings. The decrease in rates on deposits was primarily a result of the repricing of the Company’s deposits accounts in conjunction with the decrease in benchmark interest rates that took place starting in September of 2024.

Provision for Credit Losses

The Company recorded a $170 thousand provision for credit losses for the first quarter of 2025 compared to a recovery of provision for credit losses of $776 thousand for the first quarter of 2024. The provision for credit losses for the current period that is directly attributable to the funded and unfunded loan portfolios was $111 thousand and $59 thousand, respectively.

The provision for credit losses during the three months ended March 31, 2025 was primarily a result of changes in the Company’s loss driver analysis and assumptions, changes in the composition of the loan portfolio, and considerations of qualitative factors combined with the continued strong credit performance of our loan portfolio segments.

During the quarter ending March 31, 2025, our funded construction and land development loans grew by $8.3 million which resulted in a $277 thousand increase to the reserve.  This increase was partially offset by a decrease in our funded commercial loans of $8.4 million which resulted in a decrease of $113 thousand to the reserve.

See “Asset Quality” section below for additional information on the credit quality of the loan portfolio.

Non-interest Income

The following table summarizes non-interest income for the three months ended March 31, 2025 and March 31, 2024.

	Three months ended
	March 31,
(Dollars in thousands)	2025	2024
Service charges on deposit accounts
Overdrawn account fees	$18	$21
Account service fees	64	67
Other service charges and fees
Interchange income	80	88
Other charges and fees	73	61
Net gains on premises and equipment	(3)	—
Insurance commissions	213	252
Gain on sale of government guaranteed loans	36	133
Non-qualified deferred compensation plan asset gains, net	24	124
Other operating income	—	72
Total non-interest income	$505	$818

Non-interest income was $505 thousand for the first quarter of 2025 compared to $818 thousand for the first quarter of 2024.  The $313 thousand decrease in non-interest income was primarily attributable to a decrease of $100 thousand due to unfavorable mark-to-market adjustments on investments related to the Company’s nonqualified deferred compensation plan (“NQDC”), a $97 thousand decrease in gains recorded on the sale of the guaranteed portion of SBA 7(a) loans due to decreased sale activity, a $64 thousand decrease in swap fee income and a $39 thousand decrease in insurance commissions.

Non-interest Expense

The following table summarizes non-interest expense for the three months ended March 31, 2025 and March 31, 2024.

	Three months ended
	March 31,
(Dollars in thousands)	2025	2024
Salaries and employee benefits expense	$5,099	$4,810
Occupancy expense of premises	407	451
Furniture and equipment expenses	316	297
Advertising expense	162	97
Data processing	589	527
FDIC insurance	247	260
Professional fees	221	286
State franchise tax	597	570
Bank insurance	59	60
Vendor services	164	143
Supplies, printing, and postage	23	21
Director costs	169	211
Other operating expenses	195	191
Total non-interest expense	$8,248	$7,924

Non-interest expense increased $324 thousand or 4.1% during the first quarter of 2025 compared to the first quarter of 2024 primarily as a result of an increase in salary and employee benefit expense. The $289 thousand or 6.0%  increase in salary and employee benefit expense stemmed from the hiring of additional personnel.  The Company hired three business development officers during the three months ended March 31, 2025.  The Company’s occupancy expense decreased $44 thousand or 9.8% when comparing the three months ended March 31, 2025 to the same period in 2024.  The decrease resulted from relocating a branch to a lower cost and more favorable location.  Furniture and equipment expenses increased $19 thousand or 6.4% for the three months ended March 31, 2025 versus the comparable quarter a year ago.  The increase resulted from investment in and maintenance of technology.  Other expenses for the three months ended March 31, 2025 increased $60 thousand or 2.5% when compared to the three months ended March 31, 2024.  Increases primarily in data processing and marketing were partially offset by a reduction in professional fees.

Income Taxes

Income tax expense increased $0.2 million to $1.4 million for the three months ended March 31, 2025 compared to $1.2 million for the three months ended March 31, 2024.

Discussion and Analysis of Financial Condition

Assets, Liabilities, and Shareholders’ Equity

The Company’s total assets increased $37.5 million or 1.7% to $2.27 billion at March 31, 2025 compared to $2.23 billion at December 31, 2024. The increase in total assets is primarily attributable to increases in interest-bearing deposits in banks of $42.0 million, partially offset by a decrease in investments of $5.8 million.

The Company’s total liabilities increased $31.1 million or 1.6% to $2.02 billion at March 31, 2025 compared to $1.99 billion at December 31, 2024. The increase in total liabilities was primarily attributable to a net increase in deposits of $29.8 million.

Shareholders’ equity increased $6.3 million or 2.6% to $253.0 million at March 31, 2025 compared to $246.6 million at December 31, 2024. The increase in shareholders’ equity was primarily attributable to an increase in net income and a decrease in accumulated other comprehensive loss due to lower interest rates during the three months ended March 31, 2025. Book value per share was $17.72 as of March 31, 2025 compared to $17.28 as of December 31, 2024.

Investment Securities

The Company maintains a primarily fixed income investment securities portfolio that had a total carrying value of $215.6 million at March 31, 2025 and $222.3 million at December 31, 2024. The investment portfolio provides liquidity, interest income, credit risk diversification, means to manage rate sensitivity and collateral for secured public funds and secured credit lines. Investment securities are classified as available-for-sale or held-to-maturity based on management’s investment strategy and management’s assessment of the intent and ability to hold the securities until maturity. Investment securities that we may sell prior to maturity in response to changes in management’s investment strategy, liquidity needs, interest rate risk profile or for other reasons are classified as available-for-sale. The Company also had restricted stock and equity securities within its investment securities portfolio with total carrying values of $7.6 million and $2.9 million, respectively, as of March 31, 2025 and $7.6 million and $2.8 million, respectively, as of December 31, 2024.

The Company purchased $3.6 million of investment securities during the three months ended March 31, 2025, which were comprised of $2.6 million of agency mortgage-backed securities and $1.0 million of agency collateralized mortgage obligation securities. The Company did not sell any fixed income investment securities during the three months ended March 31, 2025. The Company had $12.1 million in maturities and principal repayments on securities during the three months ended March 31, 2025, which was comprised of $4.8 million of U.S. Treasuries, $4.3 million of U.S. agency mortgage-backed securities, $2.0 million of U.S. government and federal agencies securities and $1.0 million of U.S. agency collateralized mortgage obligation securities.

The following table summarizes the amortized cost and fair value of the Company’s fixed income investment portfolio as of March 31, 2025 and December 31, 2024, respectively.

	March 31, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Held-to-maturity
U.S. Treasuries	$6,002	$5,522	$6,001	$5,418
U.S. government and federal agencies	35,341	31,338	35,349	30,606
U.S. agency collateralized mortgage obligations	17,430	13,836	17,805	13,857
Taxable municipal	6,037	5,090	6,041	4,952
U.S. agency mortgage-backed	26,362	21,670	26,813	21,437
Total Held-to-maturity Securities	$91,172	$77,456	$92,009	$76,270
Available-for-sale
U.S. Treasuries	$23,195	$22,638	$27,920	$27,137
U.S. government and federal agencies	8,976	8,689	10,966	10,581
Corporate bonds	3,000	2,788	3,000	2,739
U.S. agency collateralized mortgage obligations	36,370	30,421	36,032	29,611
Tax-exempt municipal	1,379	1,157	1,379	1,171
Taxable municipal	270	265	270	263
U.S. agency mortgage-backed	63,086	58,511	64,274	58,755
Total Available-for-sale Securities	$136,276	$124,469	$143,841	$130,257

In the prevailing rate environments as of March 31, 2025 and December 31, 2024, the Company’s investment portfolio had an estimated weighted average remaining life of approximately 4.2 years and 4.2 years, respectively. The available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 3.1 years and 3.1 years as of March 31, 2025 and December 31, 2024, respectively. The held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 5.8 years and 6.0 years as of March 31, 2025 and December 31, 2024, respectively.

The following table summarizes the maturity composition of our fixed income investment securities as of March 31, 2025, including the weighted average yield of each maturity band. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

	March 31, 2025
	Amortized	Fair	Weighted-Average
(Dollars in thousands)	Cost	Value	Yield
Held-to-maturity
Due in one year or less	$—	$—	—
Due after one year through five years	27,434	25,153	1.17%
Due after five years through ten years	22,605	19,253	1.67%
Due after ten years	41,133	33,050	1.44%
Total Held-to-maturity Securities	$91,172	$77,456	1.42%
Available-for-sale
Due in one year or less	$22,410	$22,112	1.94%
Due after one year through five years	23,528	22,774	2.25%
Due after five years through ten years	33,374	31,830	2.66%
Due after ten years	56,964	47,753	1.72%
Total Available-for-sale Securities	$136,276	$124,469	2.08%

Loan Portfolio

Gross loans, net of unearned income, decreased $1.7 million to $1.87 billion as of March 31, 2025 compared to $1.87 billion as of December 31, 2024. The Company continues to maintain its disciplined underwriting standards while prudently pursuing loan growth opportunities that provide acceptable risk-adjusted returns.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial	$1,172,645	62.84%	$1,181,090	63.24%
Construction and land development	173,270	9.29%	164,988	8.83%
Residential	472,747	25.33%	472,932	25.32%
Commercial - Non Real Estate:
Commercial loans	46,603	2.50%	47,736	2.56%
Consumer - Non-Real Estate:
Consumer loans	809	0.04%	906	0.05%
Total Gross Loans	$1,866,074	100.00%	$1,867,652	100.00%
Allowance for loan credit losses	(18,826)		(18,715)
Net deferred loan costs	4,398		4,521
Total net loans	$1,851,646		$1,853,458

The following table summarizes the contractual maturities of the loans as of March 31, 2025 by loan type. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The table also summarizes the fixed and floating rate composition of loans held for investment for contractual maturities greater than one year.

	March 31, 2025
		After 1	After 5
		Year	years	Maturing
	Within 1	Within 5	Within 15	After 15
(Dollars in thousands)	Year	Years	Years	Years	Total
Real Estate Loans:
Commercial	$51,627	$444,943	$665,212	$10,863	$1,172,645
Construction and land development	73,641	78,488	21,141	—	173,270
Residential	13,208	32,540	35,676	391,323	472,747
Commercial - Non-Real Estate:
Commercial loans	6,630	26,496	11,979	1,498	46,603
Consumer - Non-Real Estate:
Consumer loans	73	722	—	14	809
Total Gross Loans	$145,179	$583,189	$734,008	$403,698	$1,866,074

For Maturities Over One Year:
Floating rate loans		$243,297	$294,072	$401,910	$939,279
Fixed rate loans		339,892	439,936	1,788	781,616
		$583,189	$734,008	$403,698	$1,720,895

Asset Quality

The Company maintains policies and procedures to promote sound underwriting and mitigate credit risk. The Chief Credit Officer is responsible for establishing credit risk policies and procedures, including underwriting and hold guidelines and credit approval authority, and monitoring credit exposure and performance of the Company’s lending-related transactions.

The Company’s asset quality remained strong through the first quarter of 2025. The Company did not have any nonperforming assets, which includes nonperforming loans, OREO, or loans classified as substandard as of March 31, 2025. The Company had one loan that was 90 days past due and still accruing interest as of December 31, 2024. The loan paid off, in full, on January 7, 2025. As a result, the Company did not have any nonperforming loans, which consists of loans that are 90 days or more past due or loans placed on nonaccrual as of March 31, 2025.

The Company did not have any nonaccrual loans as of March 31, 2025 or December 31, 2024 nor were there any loans placed on nonaccrual during those periods. A loan is placed on nonaccrual status when (i) the Company is advised by the borrower that scheduled principal or interest payments cannot be met, (ii) when management’s best judgment indicates that payment in full of principal and interest can no longer be expected, or (iii) when any such loan or obligation becomes delinquent for 90 days, unless it is both well-secured and in the process of collection. As a result, the Company did not have any interest income that would have been recognized on nonaccrual loans for the three months ended March 31, 2025 or the three months ended March 31, 2024.

The following table summarizes the Company’s asset quality as of March 31, 2025 and December 31, 2024.

(Dollars in thousands)	March 31, 2025	December 31, 2024
Nonaccrual loans	$—	$—
Loans past due 90 days and accruing interest	—	9,978
Other real estate owned and repossessed assets	—	—
Total nonperforming assets	$—	$9,978

Allowance for loan credit losses to nonperforming assets	NM	NM
Nonaccrual loans to gross loans	0.00%	0.00%
Nonperforming assets to period end loans and OREO	0.00%	0.53%

NM – Not meaningful

Allowance for Loan Credit Losses

Refer to the discussion in Note 1 of the audited financial statements and notes for the year ended December 31, 2024 contained in the Company’s 2024 Annual Report on Form 10-K for management’s approach to estimating the allowance for loan credit losses.

The Company recorded no net charge-offs or recoveries during the three months ended March 31, 2025 compared to no net charge-offs and a $1 thousand recovery during the three months ended March 31, 2024.  At March 31, 2025, the allowance for loan credit losses was $18.8 million or 1.01% of outstanding loans, net of unearned income, compared to $18.7 million or 1.00% of outstanding loans, net of unearned income, at December 31, 2024. The increase in the allowance as a percentage of outstanding loans, net of unearned income, was primarily a result of changes in the composition of the loan portfolio and considerations of qualitative factors combined with the continued strong credit performance of our loan portfolio segments.

The following table summarizes the Company’s loan loss experience by loan portfolio for the three months ended March 31, 2025 and March 31, 2024.

	March 31, 2025		March 31, 2024
	Net	Net	Net	Net
	(charge-offs)	(charge-off)	(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)	recoveries	recovery rate (1)
Real estate loans:
Commercial	$—	—	$—	—
Construction and land development	—	—	—	—
Residential	—	—	—	—
Commercial loans	—	—	1	—%
Consumer loans	—	—	—	—
Total	$—		$1

Average loans outstanding during the period	$1,868,303		$1,835,966
Allowance coverage ratio (2)		1.01%		1.02%
Total net (charge-off) recovery rate		0.00%		0.00%
Allowance to nonaccrual loans ratio(3)		NM		NM

NM – Not meaningful

(1)	The net (charge-off) recovery rate is calculated by dividing annualized total net (charge-offs) recoveries during the period by average gross loans outstanding during the period.
(2)	The allowance coverage ratio is calculated by dividing the allowance for loan credit losses at the end of the period by gross loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan credit losses at the end of the period by nonaccrual loans at the end of the period.

The following tables summarize the allowance for loan credit losses by portfolio with a comparison of the percentage composition in relation to total allowance for loan credit losses and total loans as of  March 31, 2025 and December 31, 2024.

	March 31, 2025
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan Credit	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$11,619	61.72%	62.84%
Construction and land development	2,038	10.83%	9.29%
Residential	4,570	24.27%	25.33%
Commercial - Non-Real Estate:
Commercial loans	595	3.16%	2.50%
Consumer - Non-Real Estate:
Consumer loans	4	0.02%	0.04%
Total	$18,826	100.00%	100.00%

	December 31, 2024
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan Credit	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$11,732	62.69%	63.24%
Construction and land development	1,761	9.41%	8.83%
Residential	4,594	24.54%	25.32%
Commercial - Non-Real Estate:
Commercial loans	548	2.93%	2.56%
Consumer - Non-Real Estate:
Consumer loans	80	0.43%	0.05%
Total	$18,715	100.00%	100.00%

Management believes that the allowance for loan credit losses is adequate to absorb lifetime expected credit losses inherent in the portfolio as of March 31, 2025. There can be no assurance, however, that adjustments to the provision for (recovery of) credit losses will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; or changes in the circumstances of particular borrowers are criteria that could change and make adjustments to the provision for (recovery of) credit losses necessary.

Deposits

Total deposits increased $29.8 million or 1.6% to $1.92 billion as of March 31, 2025 compared to $1.89 billion as of December 31, 2024.

Non-interest bearing demand deposits increased $4.5 million or 1.0% to $437.8 million as of March 31, 2025 compared to $433.3 million at December 31, 2024. Non-interest bearing demand deposits represented 22.8% and 22.9% of total deposits at March 31, 2025 and December 31, 2024, respectively.

Interest-bearing deposits, which include NOW accounts, regular savings accounts, money market accounts, and time deposits, increased $25.2 million or 1.7% to $1.48 billion as of March 31, 2025 compared to $1.46 billion as of December 31, 2024. Interest-bearing deposits represented 77.2% and 77.1% of total deposits at March 31, 2025 and December 31, 2024, respectively.

The Company focuses on funding asset growth with deposit accounts, with an emphasis on core deposit growth, as its primary source of deposits. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, time deposits, reciprocal IntraFi Demand® deposits, IntraFi Money Market® deposits and IntraFi CD® deposits. Core deposits totaled $1.63 billion or 84.8% of total deposits and $1.62 billion or 85.4% of total deposits at March 31, 2025 and December 31, 2024, respectively.

The following table sets forth the average balances of deposits and the average interest rates paid for the three months ended March 31, 2025 and March 31, 2024.

	March 31, 2025		March 31, 2024
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$424,795		$414,033
Interest bearing:
NOW accounts	357,206	2.41%	313,478	2.82%
Money market accounts	339,248	2.73%	324,753	3.19%
Savings accounts	43,062	0.98%	53,064	1.33%
Time deposits	720,658	4.38%	808,845	4.47%
Total interest-bearing	1,460,174	3.42%	1,500,140	3.73%
Total	$1,884,969	2.65%	$1,914,173	2.93%

The following table sets forth the maturity ranges of certificates of deposit with balances of $250,000 or more as of March 31, 2025.

	March 31, 2025
(Dollars in thousands)	Total	Uninsured
Three months or less	$117,141	$100,391
Over three through 6 months	34,079	25,329
Over 6 through 12 months	131,629	102,378
Over 12 months	39,781	32,031
Total	$322,630	$260,129

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $819.1 million at March 31, 2025 and $816.7 million at December 31, 2024. Included in these amounts were $167.8 million and $157.4 million of public fund deposits that are collateralized as of March 31, 2025 and December 31, 2024, respectively. Deposits that were not insured or not collateralized represented 37% and 35% of total deposits, respectively, as of March 31, 2025 and December 31, 2024.

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

Shareholders’ equity increased $6.3 million or 2.6% to $253.0 million at March 31, 2025 compared to $246.6 million at December 31, 2024. The increase in shareholders’ equity was primarily attributable to an increase in net income and a decrease in accumulated other comprehensive loss due to lower interest rates during the three  months ended March 31, 2025. Book value per share was $17.72 as of March 31, 2025 compared to $17.28 as of December 31, 2024.

In July of 2024, the Company’s Board of Directors authorized the extension of the Company’s stock repurchase program that was originally adopted in August of 2021. Under the stock repurchase program, the Company may repurchase up to 700,000 shares of its outstanding common stock, or 5.0% of outstanding shares as of September 30, 2024. The stock repurchase program will expire on August 31, 2025, or earlier if all the authorized shares have been repurchased.  The Company repurchased 2,639 shares of its outstanding common stock under the program during the three months ended March 31, 2025.

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

The Company’s principal source of liquidity and funding is its deposit base. The level of deposits necessary to support the Company’s lending and investment activities is determined through monitoring loan demand. In addition to the liquidity provided by balance sheet cash flows, the Company supplements its liquidity with additional sources such as secured borrowing credit lines with the FHLB and the Reserve Bank. Specifically, the Company has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and the Reserve Bank. Based on collateral pledged as of March 31, 2025, the total FHLB available borrowing capacity was $401.0 million. Additional borrowing capacity with the Reserve Bank was approximately $107.1 million as of March 31, 2025.

On September 3, 2024, the Company took out three fixed interest rate advances with terms of 18, 24, and 36 months.  The interest rates on the advances range from 3.92% to 4.15%. At March 31, 2025, the Company had three outstanding FHLB advances totaling $56 million.

Total liquidity, defined as cash and cash equivalents, unencumbered securities at fair value, and available secured borrowing capacity, was $786.9 million at March 31, 2025 compared to $727.3 million at December 31, 2024.

In addition to available secured borrowing capacity, the Company had available federal funds lines with correspondent banks of $110.0 million at March 31, 2025.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of our operations, the Company and its subsidiary are parties to various claims and lawsuits. Currently, we are not party to any material legal proceedings, and no such proceedings are, to management’s knowledge, threatened against us.

Item 1A. Risk Factors

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in our 2024 Annual Report on Form 10-K, which we filed with the SEC on March 28, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Issuer purchases of Registered Equity Securities:

On August 18, 2021, the Company’s Board of Directors approved a share repurchase plan (the “Plan”) of up to 5% of outstanding common stock. As announced in a Current Report of Form 8-K filed with the SEC on July 25, 2024, the  Plan, which was set to expire August 31, 2024, was extended to August 31, 2025. The first repurchase under the Plan occurred in May 2024. There were 2,639 shares repurchased during the three months ended March 31, 2025.  Under the Plan, the Company may yet repurchase 694,358 shares.

	Total Number of Shares Repurchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 2025	—	$—	—	696,997
February 2025	—	—	—	696,997
March 2025	2,639	17.48	2,639	694,358
	2,639	$17.48	2,639

(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)

During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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

101.0†

Interactive data files formatted in Inline eXtensible Business Reporting Language pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 (unaudited), (ii) the Consolidated Statements of Income for the three months ended March 31, 2025 and March 31, 2024 (unaudited), (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and March 31, 2024  (unaudited), (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2025 and March 31, 2024 (unaudited), (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and March 31, 2024  (unaudited) and (vi) the Notes to the Consolidated Financial Statements.

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.0)

†Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2025

JOHN MARSHALL BANCORP, INC.

By:	/s/ Christopher W. Bergstrom
Name:	Christopher W. Bergstrom
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kent D. Carstater
Name:	Kent D. Carstater
Title:	Senior Executive Vice President, Chief Financial Officer
(Principal Financial Officer)