Form 10-Q
period 2025-06-30
John Marshall Bancorp, Inc.
filed 2025-08-12
CIK 1710482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 8, 2025, there were 14,218,979 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN MARSHALL BANCORP, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets	(Unaudited)
Cash and due from banks	$9,415	$5,945
Interest-bearing deposits in other banks	107,511	116,524
Total cash and cash equivalents	116,926	122,469
Securities available-for-sale, at fair value	125,498	130,257
Securities held-to-maturity at amortized cost, fair value of $77,448 and $76,270 as of June 30, 2025 and December 31, 2024, respectively	90,264	92,009
Less: Allowance for investment credit losses	—	—
Securities held-to-maturity, net	90,264	92,009
Restricted securities, at cost	7,637	7,634
Equity securities, at fair value	3,096	2,832
Loans, net of unearned income	1,916,915	1,872,173
Less: Allowance for loan credit losses	(19,298)	(18,715)
Loans, net	1,897,617	1,853,458
Bank premises and equipment, net	1,519	1,318
Accrued interest receivable	5,844	5,996
Right of use assets	4,449	5,013
Other assets	15,103	13,961
Total assets	$2,267,953	$2,234,947
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand deposits	$438,628	$433,288
Interest-bearing demand deposits	681,230	705,097
Savings deposits	42,966	44,367
Time deposits	734,069	709,663
Total deposits	1,896,893	1,892,415
Federal funds purchased	16,500	—
Federal Home Loan Bank advances	56,000	56,000
Subordinated debt	24,833	24,791
Accrued interest payable	2,280	2,394
Lease liabilities	4,800	5,369
Other liabilities	12,915	7,364
Total liabilities	$2,014,221	$1,988,333
Commitments and contingencies (Note 7)
Shareholders’ Equity
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued	$—	$—
Common stock, nonvoting, par value $0.01 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, voting, par value $0.01 per share; authorized 30,000,000 shares; issued and outstanding, 14,231,389 shares at June 30, 2025, including 50,033 unvested shares, 14,269,469 shares at December 31, 2024, including 54,388 unvested shares	142	142
Additional paid-in capital	96,485	97,173
Retained earnings	165,594	159,951
Accumulated other comprehensive loss	(8,489)	(10,652)
Total shareholders’ equity	$253,732	$246,614
Total liabilities and shareholders’ equity	$2,267,953	$2,234,947

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest and Dividend Income
Interest and fees on loans	$25,220	$23,360	$50,027	$46,983
Interest on investment securities, taxable	1,071	1,194	2,102	2,463
Interest on investment securities, tax-exempt	9	9	18	18
Dividends	121	84	244	166
Interest on deposits in banks	1,422	2,144	2,756	4,080
Total interest and dividend income	$27,843	$26,791	$55,147	$53,710
Interest Expense
Deposits	$12,001	$13,450	$24,300	$27,381
Federal funds purchased	2	—	2	2
Federal Home Loan Bank advances	565	—	1,124	—
Federal Reserve Bank borrowings	—	911	—	1,804
Subordinated debt	349	349	698	698
Total interest expense	$12,917	$14,710	$26,124	$29,885
Net Interest Income	$14,926	$12,081	$29,023	$23,825
Provision for (recovery of) credit losses	537	(292)	707	(1,068)
Net interest income after provision for (recovery of) credit losses	$14,389	$12,373	$28,316	$24,893
Non-interest Income
Service charges on deposit accounts	$86	$88	$168	$176
Other service charges and fees	141	165	294	314
Insurance commissions	33	40	246	292
Gain on sale of government guaranteed loans	61	216	97	349
Non-qualified deferred compensation plan asset gains, net	182	35	206	159
Other income	4	11	1	83
Total non-interest income	$507	$555	$1,012	$1,373
Non-interest Expenses
Salaries and employee benefits	$5,178	$4,875	$10,277	$9,685
Occupancy expense of premises	407	448	814	899
Furniture and equipment expenses	315	301	631	598
Other operating expenses	2,413	2,285	4,839	4,651
Total non-interest expenses	$8,313	$7,909	$16,561	$15,833
Income before income taxes	$6,583	$5,019	$12,767	$10,433
Income Tax Expense	1,480	1,114	2,854	2,324
Net income	$5,103	$3,905	$9,913	$8,109
Earnings per share, basic	$0.36	$0.27	$0.69	$0.57
Earnings per share, diluted	$0.36	$0.27	$0.69	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Income	$5,103	$3,905	$9,913	$8,109
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax of $206 and $32 for the three months ended June 30, 2025 and June 30, 2024, respectively. Unrealized gain (loss) on available-for-sale securities, net of tax of $579 and $(70) for the six months ended June 30, 2025 and June 30, 2024, respectively.	774	120	2,178	(260)
Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax of $(2) and $(6) for the three months ended June 30, 2025 and June 30, 2024, respectively. Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax of $(4) and $(12) for the six months ended June 30, 2025 and June 30, 2024, respectively.	(8)	(22)	(15)	(44)
Total other comprehensive income (loss)	$766	$98	$2,163	$(304)
Total comprehensive income	$5,869	$4,003	$12,076	$7,805

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended June 30, 2025 and 2024

(In thousands, except share and per share data)

(Unaudited)

					Accumulated
					Other	Total
			Additional Paid- In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	(Loss)	Equity
Balance, March 31, 2024	14,164,100	$142	$96,469	$150,592	$(12,653)	$234,550
Net income	—	—	—	3,905	—	3,905
Other comprehensive income	—	—	—	—	98	98
Repurchase of common stock	(3,003)	—	(50)	—	—	(50)
Dividend declared on common stock ($0.25 per share)	—	—	—	(3,555)	—	(3,555)
Exercise of stock options	22,077	—	265	—	—	265
Restricted stock vesting	426	—	—	—	—	—
Share-based compensation	—	—	133	—	—	133
Balance, June 30, 2024	14,183,600	$142	$96,817	$150,942	$(12,555)	$235,346

Balance, March 31, 2025	14,225,196	$142	$97,310	$164,761	$(9,255)	$252,958
Net income	—	—	—	5,103	—	5,103
Other comprehensive income	—	—	—	—	766	766
Repurchase of common stock	(76,804)	—	(1,311)	—	—	(1,311)
Dividend declared on common stock ($0.30 per share)	—	—	—	(4,270)	—	(4,270)
Exercise of stock options, net of 4,085 shares surrendered	32,614	—	367	—	—	367
Restricted stock vesting, net of 36 shares surrendered	350	—	(1)	—	—	(1)
Share-based compensation	—	—	120	—	—	120
Balance, June 30, 2025	14,181,356	$142	$96,485	$165,594	$(8,489)	$253,732

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2025 and 2024

(In thousands, except share and per share data)

(Unaudited)

					Accumulated
					Other	Total
			Additional Paid- In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	(Loss)	Equity
Balance, December 31, 2023	14,101,215	$141	$95,636	$146,388	$(12,251)	$229,914
Net income	—	—	—	8,109	—	8,109
Other comprehensive loss	—	—	—	—	(304)	(304)
Repurchase of common stock	(3,003)	—	(50)	—	—	(50)
Dividend declared on common stock ($0.25 per share)	—	—	—	(3,555)	—	(3,555)
Exercise of stock options, net of 423 shares surrendered	82,714	1	969	—	—	970
Restricted stock vesting, net of 141 shares surrendered	2,674	—	(3)	—	—	(3)
Share-based compensation	—	—	265	—	—	265
Balance, June 30, 2024	14,183,600	$142	$96,817	$150,942	$(12,555)	$235,346

Balance, December 31, 2024	14,215,081	$142	$97,173	$159,951	$(10,652)	$246,614
Net income	—	—	—	9,913	—	9,913
Other comprehensive income	—	—	—	—	2,163	2,163
Repurchase of common stock	(79,443)	—	(1,357)	—	—	(1,357)
Dividend declared on common stock ($0.30 per share)	—	—	—	(4,270)	—	(4,270)
Exercise of stock options, net of 12,683 shares surrendered	43,541	—	446	—	—	446
Restricted stock vesting, net of 798 shares surrendered	2,177	—	(15)	—	—	(15)
Share-based compensation	—	—	238	—	—	238
Balance, June 30, 2025	14,181,356	$142	$96,485	$165,594	$(8,489)	$253,732

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$9,913	$8,109
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	252	222
Right of use asset amortization	342	609
Provision for (recovery of) credit losses	707	(1,068)
Share-based compensation expense	238	265
Net accretion of securities	(101)	(155)
Fair value adjustment on equity securities	(206)	(159)
Amortization of debt issuance costs	42	41
Net loss on premises and equipment	3	—
Deferred tax benefit	(255)	(54)
Gain on sale of government guaranteed loans	(97)	(349)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	152	(86)
Decrease (increase) in other assets	(1,463)	1,055
Decrease in accrued interest payable	(114)	(530)
Increase in other liabilities	5,080	2,445
Net cash provided by operating activities	$14,493	$10,345
Cash Flows from Investing Activities
Net (increase) decrease in loans	$(45,749)	$29,004
Proceeds from sale of government guaranteed loans originally classified as held for investment	1,105	4,125
Purchase of available-for-sale securities	(13,987)	—
Proceeds from maturities, calls and principal repayments of available-for-sale securities	21,640	22,101
Proceeds from maturities, calls and principal repayments of held-to-maturity securities	1,690	1,584
Net (purchases) redemptions of restricted securities	(3)	46
Net purchases of equity securities	(58)	(82)
Proceeds from sale of premises and equipment	47	—
Purchases of bank premises and equipment	(503)	(125)
Net cash (used in) provided by investing activities	$(35,818)	$56,653
Cash Flows from Financing Activities
Net increase in deposits	$4,478	$6,240
Proceeds from Federal Reserve Bank borrowings	—	23,000
Cash dividends paid	(4,270)	(3,555)
Proceeds from (repayment of) federal funds purchased	16,500	(10,000)
Issuance of common stock for share options exercised	446	970
Repurchase of shares for tax withholding on share-based compensation	(15)	(3)
Repurchase of common stock	(1,357)	(50)
Net cash provided by financing activities	$15,782	$16,602
Net (decrease) increase in cash and cash equivalents	$(5,543)	$83,600
Cash and cash equivalents, beginning of period	122,469	99,005
Cash and cash equivalents, end of period	$116,926	$182,605
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$26,196	$30,375
Income taxes	3,008	—
Supplemental Disclosures of Noncash Transactions
Unrealized gain (loss) on securities available-for-sale	$2,757	$(330)
Right of use asset obtained in exchange for new operating lease liability	225	538

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for any other interim period or for the full year. All amounts and disclosures included in this quarterly report as of December 31, 2024, were derived from the Company’s audited consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. In January 2025, the FASB issued ASU 2025-01, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.”  ASU 2025-01 amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. Early adoption of ASU 2024-03 is permitted. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its Consolidated financial statements.

Note 2— Investment Securities

Available-for-Sale

Each of the securities in the Company’s available-for-sale investment portfolio is either covered by the explicit or implied guarantee of the United States government or one of its agencies or rated investment grade or higher. All available-for-sale securities were current with no securities past due or on nonaccrual as of June 30, 2025 or December 31, 2024.

The following tables summarize the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses at June 30, 2025 and December 31, 2024.

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$20,215	$—	$(401)	$19,814
U.S. government and federal agencies	6,983	—	(232)	6,751
Corporate bonds	3,000	—	(223)	2,777
U.S. agency collateralized mortgage obligations	35,339	5	(5,784)	29,560
Tax-exempt municipal	1,378	—	(203)	1,175
Taxable municipal	270	—	(2)	268
U.S. agency mortgage-backed	69,141	120	(4,108)	65,153
Total Available-for-sale Securities	$136,326	$125	$(10,953)	$125,498

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$27,920	$—	$(783)	$27,137
U.S. government and federal agencies	10,966	—	(385)	10,581
Corporate bonds	3,000	—	(261)	2,739
U.S. agency collateralized mortgage obligations	36,032	—	(6,421)	29,611
Tax-exempt municipal	1,379	—	(208)	1,171
Taxable municipal	270	—	(7)	263
U.S. agency mortgage-backed	64,274	—	(5,519)	58,755
Total Available-for-sale Securities	$143,841	$—	$(13,584)	$130,257

The Company did not sell or recognize any gain or loss for any securities for the three or six months ended June 30, 2025 and for the three or six months ended June 30, 2024.

Available-for-sale securities having a market value of $51.9 million and $48.8 million at June 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits. These securities had an amortized cost of $55.9 million and $52.5 million at June 30, 2025 and December 31, 2024, respectively.

The following tables summarize the fair value of securities available-for-sale at June 30, 2025 and December 31, 2024 and the corresponding amounts of gross unrealized losses. Management uses the valuations as of month-end in determining when securities are in an unrealized loss position. Therefore, a security’s market value could have exceeded its amortized cost on other days during the prior twelve-month period.

	June 30, 2025
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$—	$—	$19,814	$(401)	$19,814	$(401)
U.S. government and federal agencies	—	—	6,751	(232)	6,751	(232)
Corporate bonds	—	—	2,777	(223)	2,777	(223)
U.S. agency collateralized mortgage obligations	—	—	28,679	(5,784)	28,679	(5,784)
Tax-exempt municipal	—	—	1,175	(203)	1,175	(203)
Taxable municipal	—	—	268	(2)	268	(2)
U.S. agency mortgage-backed	—	—	52,469	(4,108)	52,469	(4,108)
Total Available-for-sale Securities	$—	$—	$111,933	$(10,953)	$111,933	$(10,953)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$—	$—	$27,137	$(783)	$27,137	$(783)
U.S. government and federal agencies	—	—	10,581	(385)	10,581	(385)
Corporate bonds	—	—	2,739	(261)	2,739	(261)
U.S. agency collateralized mortgage obligations	—	—	29,611	(6,421)	29,611	(6,421)
Tax-exempt municipal	—	—	1,171	(208)	1,171	(208)
Taxable municipal	—	—	263	(7)	263	(7)
U.S. agency mortgage-backed	—	—	58,755	(5,519)	58,755	(5,519)
Total Available-for-sale Securities	$—	$—	$130,257	$(13,584)	$130,257	$(13,584)

The Company had 140 and 147 securities in an unrealized loss position for 12 months or longer as of June 30, 2025 and December 31, 2024, respectively. The Company has evaluated available-for-sale securities in an unrealized loss position for credit related impairment at June 30, 2025 and December 31, 2024 and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no allowance for credit losses on available-for-sale securities at June 30, 2025.

The table below summarizes the contractual maturities of our available-for-sale investment securities as of June 30, 2025. Issuers may have the right to call or prepay certain obligations, and as such, the expected maturities of our securities may occur sooner than the scheduled contractual maturities presented below.

	June 30, 2025
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Available-for-sale
Due in one year or less	$27,446	$26,987
Due after one year through five years	12,387	12,042
Due after five years through ten years	42,405	41,146
Due after ten years	54,088	45,323
Total Available-for-sale Securities	$136,326	$125,498

In the prevailing rate environments as of both June 30, 2025 and December 31, 2024, the Company’s available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 3.1 years in each instance.

Held-to-Maturity

Each of the securities in the Company’s held-to-maturity investment portfolio is either covered by the explicit or implied guarantee of the United States government or one of its agencies or rated investment grade or higher. All held-to-maturity securities were current with no securities past due or on nonaccrual as of June 30, 2025 or December 31, 2024.

The following tables summarize the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized losses at June 30, 2025 and December 31, 2024, respectively.

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,002	$—	$(410)	$5,592
U.S. government and federal agencies	35,332	—	(3,594)	31,738
U.S. agency collateralized mortgage obligations	17,013	—	(3,420)	13,593
Taxable municipal	6,032	—	(872)	5,160
U.S. agency mortgage-backed	25,885	—	(4,520)	21,365
Total Held-to-maturity Securities	$90,264	$—	$(12,816)	$77,448

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,001	$—	$(583)	$5,418
U.S. government and federal agencies	35,349	—	(4,743)	30,606
U.S. agency collateralized mortgage obligations	17,805	—	(3,948)	13,857
Taxable municipal	6,041	—	(1,089)	4,952
U.S. agency mortgage-backed	26,813	—	(5,376)	21,437
Total Held-to-maturity Securities	$92,009	$—	$(15,739)	$76,270

Held-to-maturity securities having a market value of $45.7 million and $43.0 million at June 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits. These securities had an amortized cost of $51.3 million and $50.0 million at June 30, 2025 and December 31, 2024, respectively.

The Company evaluates the credit risk of its held-to-maturity securities on at least a quarterly basis. The Company estimates expected credit losses on held-to-maturity securities on an individual basis based on a probability of default/loss given default methodology primarily using security-level credit ratings. The primary indicators of credit quality for the Company’s held-to-maturity portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The Company’s held-to-maturity securities with credit risk were comprised of municipal bonds and had a credit rating of AA or better as of June 30, 2025. All other held-to-maturity securities are covered by the explicit or implied guarantee of the United States government or one of its agencies. The Company did not have an allowance for credit losses on held-to-maturity securities as of June 30, 2025 or December 31, 2024.

The table below summarizes the contractual maturities of our held-to-maturity investment securities as of June 30, 2025. Issuers may have the right to call or prepay certain obligations and as such, the expected maturities of our securities are likely to occur sooner than the scheduled contractual maturities presented below.

	June 30, 2025
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	32,499	29,923
Due after five years through ten years	17,514	15,068
Due after ten years	40,251	32,457
Total Held-to-maturity Securities	$90,264	$77,448

In the prevailing rate environments as of June 30, 2025 and December 31, 2024, the Company’s held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 5.6 years and 6.0 years, respectively.

Restricted Securities

The table below summarizes the carrying amount of restricted securities as of June 30, 2025 and December 31, 2024.

(Dollars in thousands)	June 30, 2025	December 31, 2024
Federal Reserve Bank Stock	$3,335	$3,327
Federal Home Loan Bank Stock	4,242	4,247
Community Bankers’ Bank Stock	60	60
Total Restricted Securities	$7,637	$7,634

Equity Securities

The Company held equity securities with readily determinable fair values totaling $3.1 million and $2.8 million at June 30, 2025 and December 31, 2024, respectively. These securities consist of mutual funds held in a trust and were obtained for the purpose of economically hedging changes in the Company’s nonqualified deferred compensation liability. Changes in the fair value of these securities are reflected in earnings. Gains of $182 thousand and $35 thousand were recorded in non-interest income in the Consolidated Statements of Income for the three months ended June 30, 2025 and June 30, 2024, respectively.  Gains of $206 thousand and $159 thousand were recorded in non-interest income in the Consolidated Statements of Income for the six months ended June 30, 2025 and June 30, 2024, respectively.

Note 3— Loans

The following table presents the composition of the Company’s loan portfolio as of June 30, 2025 and December 31, 2024.

(Dollars in thousands)	June 30, 2025	December 31, 2024
Real Estate Loans:
Commercial	$1,192,067	$1,181,090
Construction and land development	186,409	164,988
Residential	489,522	472,932
Commercial - Non-Real Estate:
Commercial loans	43,282	47,736
Consumer - Non-Real Estate:
Consumer loans	998	906
Total Gross Loans	$1,912,278	$1,867,652
Allowance for loan credit losses	(19,298)	(18,715)
Net deferred loan costs	4,637	4,521
Total net loans	$1,897,617	$1,853,458

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

Loan Servicing Rights

Under the U.S Small Business Administration (“SBA”) 7(a) program, the Bank can sell in the secondary market the guaranteed portion of its SBA 7(a) loans and retain the related unguaranteed portion of these loans, as well as the servicing on such loans, for which it is paid a fee. The Company generally offers SBA 7(a) loans within a range of $50 thousand to $2.0 million. SBA 7(a) loans are fixed or adjustable-rate loans based on the Prime Rate. Under the SBA 7(a) program, the loans carry an SBA guaranty for up to 85% of the loan. Typical maturities for this type of loan vary but can be up to ten years. The Company holds rights to service the guaranteed portion of SBA loans sold in the secondary market. Management has elected the amortization method to account for loan servicing rights. The loan servicing spread is generally a minimum of 1.00% on all SBA 7(a) loans.

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

The carrying value of loan servicing rights are periodically evaluated for impairment by comparing actual cash flows and estimated future cash flows from the loan servicing assets to those estimated at the time that the loan servicing assets were originated. Fair values are estimated using discounted expected future cash flows based on current market rates of interest. For purposes of measuring impairment, the loan servicing rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies its capitalized loan servicing rights based on product type and term of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the loan servicing rights exceeds their carrying value. Impairment, if deemed temporary, is recognized through a valuation allowance to the extent that fair value is less than the recorded amount.

At June 30, 2025 and December 31, 2024, the Bank’s SBA 7(a) loan servicing portfolio, which is not included in the Company’s consolidated financial statements, totaled $7.2 million and $6.4 million, respectively. At both June 30, 2025 and December 31, 2024, SBA servicing rights of $97 thousand were recorded in other assets in the Consolidated Balance Sheet. There was no valuation allowance on loan servicing rights at June 30, 2025 or December 31, 2024.

Note 4— Allowance for Loan Credit Losses

The following tables present the activity in the allowance for loan credit losses for the six months ended June 30, 2025 and June 30, 2024.

	June 30, 2025
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Total
Beginning balance, December 31, 2024	$11,732	$1,761	$4,594	$548	$80	$18,715
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for (recovery of) credit losses	115	360	183	(15)	(60)	583
Ending balance, June 30, 2025	$11,847	$2,121	$4,777	$533	$20	$19,298

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

There were no collateral dependent or individually evaluated loans as of June 30, 2025. There was one collateral dependent loan totaling $10.0 million in outstanding principal that was individually evaluated as of December 31, 2024.  Management concluded that the real estate secured collateral value of the loan, net of the estimated cost to sell, exceeded the carrying value of the loan and no reserve was necessary.  The loan paid off, in full, on January 7, 2025.

Delinquency Information

The following tables present a summary of past due and nonaccrual loans by segment as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$1,192,067	$1,192,067	$—	$—
Construction and land development	—	—	—	—	186,409	186,409	—	—
Residential	—	—	—	—	489,522	489,522	—	—
Commercial	—	—	—	—	43,282	43,282	—	—
Consumer	—	—	—	—	998	998	—	—
Total Loans	$—	$—	$—	$—	$1,912,278	$1,912,278	$—	$—

	December 31, 2024
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$9,978	$9,978	$1,171,112	$1,181,090	$9,978	$—
Construction and land development	—	—	—	—	164,988	164,988	—	—
Residential	—	—	—	—	472,932	472,932	—	—
Commercial	—	—	—	—	47,736	47,736	—	—
Consumer	—	—	—	—	906	906	—	—
Total Loans	$—	$—	$9,978	$9,978	$1,857,674	$1,867,652	$9,978	$—

Credit Quality Indicators

The Company assesses credit quality indicators based on internal risk rating of loans. Each loan is evaluated at least annually with more frequent evaluation of more severely criticized loans. The indicators that determine the rating for loans as of the date presented are based on the most recent credit review performed. Internal risk rating definitions are:

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

Internal
Days Past Due	Risk Rating
0 - 29 days	Pass
30-59 days	Special Mention
60-89 days	Substandard
90-119 days	Doubtful
120+ days	Loss

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of June 30, 2025.

	Term Loans by Year of Origination
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Real Estate Loans - Commercial
Pass	$64,607	$145,068	$66,343	$263,937	$163,887	$454,027	$3,818	$1,161,687
Special mention	—	—	—	21,630	—	8,750	—	30,380
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Commercial	$64,607	$145,068	$66,343	$285,567	$163,887	$462,777	$3,818	$1,192,067

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Construction and land development
Pass	$27,579	$71,594	$27,318	$15,703	$4,598	$13,605	$24,921	$185,318
Special mention	—	—	—	—	—	1,091	—	1,091
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Construction and land development	$27,579	$71,594	$27,318	$15,703	$4,598	$14,696	$24,921	$186,409

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Residential
Pass	$38,816	$29,644	$65,053	$105,474	$111,983	$115,605	$22,947	$489,522
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Residential	$38,816	$29,644	$65,053	$105,474	$111,983	$115,605	$22,947	$489,522

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$5,284	$5,775	$3,936	$5,223	$857	$7,286	$14,921	$43,282
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial Loans	$5,284	$5,775	$3,936	$5,223	$857	$7,286	$14,921	$43,282

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Pass	$403	$537	$42	$—	$—	$—	$16	$998
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer Loans	$403	$537	$42	$—	$—	$—	$16	$998

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of December 31, 2024.

	Term Loans by Year of Origination
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Real Estate Loans - Commercial
Pass	$133,591	$66,453	$287,181	$176,424	$116,364	$362,135	$1,474	$1,143,622
Special mention	—	—	12,702	—	—	14,788	—	27,490
Substandard	—	—	—	9,978	—	—	—	9,978
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Commercial	$133,591	$66,453	$299,883	$186,402	$116,364	$376,923	$1,474	$1,181,090

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Construction and land development
Pass	$64,826	$40,190	$17,635	$4,395	$2,254	$11,974	$22,613	$163,887
Special mention	—	—	—	—	—	1,101	—	1,101
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Construction and land development	$64,826	$40,190	$17,635	$4,395	$2,254	$13,075	$22,613	$164,988

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Residential
Pass	$31,815	$71,489	$110,724	$114,991	$81,482	$39,868	$22,563	$472,932
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Residential	$31,815	$71,489	$110,724	$114,991	$81,482	$39,868	$22,563	$472,932

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$13,622	$4,628	$5,770	$1,351	$1,323	$7,032	$14,010	$47,736
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial Loans	$13,622	$4,628	$5,770	$1,351	$1,323	$7,032	$14,010	$47,736

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Pass	$812	$72	$—	$—	$—	$3	$19	$906
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer Loans	$812	$72	$—	$—	$—	$3	$19	$906

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Revolving loans that are converted to term loans are treated as new originations in both tables above and are presented by year of origination.

Modifications with Borrowers Experiencing Financial Difficulty

The allowance for loan credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination. The starting point for the estimate of the allowance for loan credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company may provide concessions to borrowers experiencing financial difficulty to minimize the economic loss and improve long-term loan performance and collectability. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. The Company did not make any loan modifications to borrowers experiencing financial difficulty during the six months ended June 30, 2025 or June 30, 2024. There were also no instances of defaults on loans that occurred during the six months ended June 30, 2025 and June 30, 2024 for loans that had been modified during the previous 12 months. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance because of the measurement methodologies used to estimate the allowance, a change to the allowance is generally not recorded upon modification.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $1.2 million and $1.1 million at June 30, 2025 and December 31, 2024, respectively, is separately classified within Other Liabilities on the Consolidated Balance Sheets.  The provision for credit losses recorded during the six months ended June 30, 2025 was primarily due to an increase in unfunded commitments.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the six months ended June 30, 2025 and June 30, 2024.

Allowance for Credit Losses
(Dollars in thousands)	Unfunded Commitments
Beginning balance, December 31, 2024	$1,083
Provision for credit losses	124
Ending balance, June 30, 2025	$1,207

Allowance for Credit Losses
(Dollars in thousands)	Unfunded Commitments
Beginning balance, December 31, 2023	$620
Provision for credit losses	43
Ending balance, June 30, 2024	$663

Note 5— Derivatives

The Company enters into interest rate swap agreements (“swaps”) with commercial loan customers to provide a facility for customers to manage their interest rate risk. These swaps are matched in exact offsetting terms with swaps that the Company enters into with an independent third party. These swaps qualify as derivatives, but are not designated as hedging instruments.

The following tables summarize the Company’s swaps at June 30, 2025 and December 31, 2024.

	June 30, 2025
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$23,865	$287	2.2 years	5.89%	4.10%
Pay variable/receive fixed swaps	23,865	(287)	2.2 years	4.10%	5.89%
Total interest rate swap agreements	$47,730	$—	2.2 years	5.00%	5.00%

	December 31, 2024
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$24,195	$549	2.7 years	6.12%	4.09%
Pay variable/receive fixed swaps	24,195	(549)	2.7 years	4.09%	6.12%
Total interest rate swap agreements	$48,390	$—	2.7 years	5.11%	5.11%

The estimated fair value of the swaps at June 30, 2025 and December 31, 2024 was recorded in other assets and liabilities in the Consolidated Balance Sheets. The associated net gains and losses on the swaps are recorded in other income in the Consolidated Statements of Income.

Note 6— Deposits and Borrowings

The following tables show the components of the Company’s funding sources.

(Dollars in thousands)	June 30, 2025	December 31, 2024
Deposits:
Non-interest bearing demand deposits(1)	$438,628	$433,288
Interest-bearing demand deposits(1)	681,230	705,097
Savings deposits	42,966	44,367
Time deposits(2)	734,069	709,663
Total Deposits	$1,896,893	$1,892,415

(1)	Overdraft demand deposits reclassified to loans totaled $1 thousand at both June 30, 2025 and December 31, 2024.
(2)	The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was $324.3 million and $315.5 million at June 30, 2025 and December 31, 2024, respectively.

The Company obtains certain deposits through the efforts of third-party brokers. Brokered deposits totaled $301.9 million and $276.4 million at June 30, 2025 and December 31, 2024, respectively, and were included primarily in time deposits on the Company’s Consolidated Balance Sheets. At June 30, 2025, there were no depositors that represented 5% or more of the Company’s total deposits.

			June 30, 2025	December 31, 2024
(Dollars in thousands)	Stated Interest Rate Range	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term Debt:
FHLB advances	3.91% - 4.14%	3.99%	$56,000	$56,000
Subordinated debt	5.25%	5.25%	24,833	24,791
Total Long-term Debt			$80,833	$80,791

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

The Company, from time to time, uses Federal Home Loan Bank of Atlanta (“FHLB”) advances as a source of funding and to manage interest rate risk. FHLB advances are secured by a blanket floating lien on all real estate mortgage loans secured by 1-to-4 family residential, multi-family and commercial real estate properties. On September 3, 2024, the Company took out three fixed interest rate advances with terms of 18, 24, and 36 months.  The interest rates on the advances range from 3.91% to 4.14%.  At June 30, 2025, these three outstanding FHLB advances totaled $56.0 million.  Available borrowing capacity based on collateral value amounted to approximately $416.2 million as of June 30, 2025.

The Company also has the capacity to borrow up to $113.9 million at the Federal Reserve discount window of which none had been drawn upon at June 30, 2025. The Bank had loans pledged at the Federal Reserve discount window totaling $148.5 million as of June 30, 2025.

The Company also has federal funds lines of credit with correspondent banks available for overnight borrowing of $93.5 million as of June 30, 2025. The Company had drawn $16.5 million of the federal funds lines of credit as of June 30, 2025.

The following table shows the carrying amount of the Company’s time deposits by contractual maturity as of June 30, 2025.

(Dollars in thousands)	June 30, 2025
2025	$208,026
2026	349,310
2027	143,328
2028	31,106
2029	1,335
Thereafter	964
Total	$734,069

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

The following table summarizes the contract or notional amount of the Company’s exposure to off-balance sheet risk as of June 30, 2025 and December 31, 2024.

(Dollars in thousands)	June 30, 2025	December 31, 2024
Commitments to extend credit	$350,557	$316,249
Standby letters of credit	$10,565	$10,767

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

The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its portfolio of debt securities. The vendor’s primary source for security valuation is ICE Data Services, which evaluates securities based on market data. ICE Data Services utilizes evaluated pricing models that vary by asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

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

The following tables summarize the fair value of assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

		Fair Value Measurements at June 30, 2025 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$19,814	$—	$19,814	$—
U.S. government and federal agencies	6,751	—	6,751	—
Corporate bonds	2,777	—	2,777	—
U.S. agency collateralized mortgage obligations	29,560	—	29,560	—
Tax-exempt municipal	1,175	—	1,175	—
Taxable municipal	268	—	268	—
U.S. agency mortgage-backed	65,153	—	65,153	—
Equity securities, at fair value	3,096	3,096	—	—
Interest rate swap agreements	287	—	287	—
Total assets at fair value	$128,881	$3,096	$125,785	$—

Liabilities:
Interest rate swap agreements	$287	$—	$287	$—
Total liabilities at fair value	$287	$—	$287	$—

		Fair Value Measurements at December 31, 2024 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$27,137	$—	$27,137	$—
U.S. government and federal agencies	10,581	—	10,581	—
Corporate bonds	2,739	—	2,739	—
Collateralized mortgage obligations	29,611	—	29,611	—
Tax-exempt municipal	1,171	—	1,171	—
Taxable municipal	263	—	263	—
Mortgage-backed	58,755	—	58,755	—
Equity securities, at fair value	2,832	2,832	—	—
Interest rate swap agreements	549	—	549	—
Total assets at fair value	$133,638	$2,832	$130,806	$—

Liabilities:
Interest rate swap agreements	$549	$—	$549	$—
Total liabilities at fair value	$549	$—	$549	$—

Assets Measured at Fair Value on a Non-recurring Basis

Under certain circumstances, the Company makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a non-recurring basis in the financial statements:

Collateral Dependent Loans

In accordance with ASC 326, loans that do not share risk characteristics are evaluated on an individual basis. The Company designates individually evaluated loans on nonaccrual status as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk and loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. The measurement of loss associated with collateral dependent loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if an appraisal of the property is more than one-year-old and not solely based on observable market comparables, or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income. The Company had no collateral dependent loans with a recorded reserve as of June 30, 2025. The Company had one collateral dependent loan totaling $10.0 million in outstanding principal with no recorded reserve as of December 31, 2024.

Other Real Estate Owned (“OREO”)

OREO is carried at the lower of cost or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value using observable market data, the Company records the property as Level 2. When an appraised value using observable market data is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the property as Level 3 valuation. Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The Company had no OREO as of June 30, 2025 or December 31, 2024.

The following tables present the carrying value and estimated fair value, including the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2025 and December 31, 2024.

		Fair Value Measurements at June 30, 2025 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	June 30, 2025	(Level 1)	(Level 2)	(Level 3)	June 30, 2025
Assets:
Cash and cash equivalents	$116,926	$116,926	$—	$—	$116,926
Securities:
Available-for-sale	125,498	—	125,498	—	125,498
Held-to-maturity	90,264	—	77,448	—	77,448
Equity securities, at fair value	3,096	3,096	—	—	3,096
Restricted securities, at cost	7,637	—	7,637	—	7,637
Loans, net of allowance	1,897,617	—	—	1,805,372	1,805,372
Interest rate swap agreements	287	—	287	—	287
Accrued interest receivable	5,844	—	5,844	—	5,844
Liabilities:
Time deposits	$734,069	$—	$734,885	$—	$734,885
Other deposits	1,162,824	1,162,824	—	—	1,162,824
Federal funds purchased	16,500	—	16,500	—	16,500
Federal Home Loan Bank advances	56,000	—	56,025	—	56,025
Subordinated debt	24,833	—	—	22,452	22,452
Interest rate swap agreements	287	—	287	—	287
Accrued interest payable	2,280	—	2,280	—	2,280

		Fair Value Measurements at December 31, 2024 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)	December 31, 2024
Assets:
Cash and cash equivalents	$122,469	$122,469	$—	$—	$122,469
Securities:
Available-for-sale	130,257	—	130,257	—	130,257
Held-to-maturity	92,009	—	76,270	—	76,270
Equity securities, at fair value	2,832	2,832	—	—	2,832
Restricted securities, at cost	7,634	—	7,634	—	7,634
Loans, net of allowance	1,853,458	—	—	1,749,721	1,749,721
Interest rate swap agreements	549	—	549	—	549
Accrued interest receivable	5,996	—	5,996	—	5,996
Liabilities:
Time deposits	$709,663	$—	$712,366	$—	$712,366
Other deposits	1,182,752	1,182,752	—	—	1,182,752
Federal Home Loan Bank advances	56,000	—	56,000	—	56,000
Subordinated debt	24,791	—	—	22,126	22,126
Interest rate swap agreements	549	—	549	—	549
Accrued interest payable	2,394	—	2,394	—	2,394

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

The following table summarizes the computation of earnings per share for the three and six months ended June 30, 2025 and June 30, 2024.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Earnings per common share - basic:
Income available to common shareholders (in thousands):
Net income	$5,103	$3,905	$9,913	$8,109
Less: Income attributable to unvested restricted stock awards	(18)	(13)	(36)	(26)
Net income available to common shareholders	$5,085	$3,892	$9,877	$8,083

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,271,749	14,219,305	14,273,683	14,197,937
Less: Unvested restricted stock	(50,152)	(46,060)	(51,372)	(45,822)
Weighted-average common shares outstanding - basic	14,221,597	14,173,245	14,222,311	14,152,115

Earnings per common share - basic	$0.36	$0.27	$0.69	$0.57

Earnings per common share - diluted:
Income available to common shareholders (in thousands):
Net income	$5,103	$3,905	$9,913	$8,109
Less: Income attributable to unvested restricted stock awards	(18)	(13)	(36)	(26)
Net income available to common shareholders	$5,085	$3,892	$9,877	$8,083

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,271,749	14,219,305	14,273,683	14,197,937
Less: Unvested restricted stock	(50,152)	(46,060)	(51,372)	(45,822)
Plus: Effect of dilutive options	1,821	26,926	8,831	37,402
Weighted-average common shares outstanding - diluted	14,223,418	14,200,171	14,231,142	14,189,517

Earnings per common share - diluted	$0.36	$0.27	$0.69	$0.57

Outstanding options to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. All stock options outstanding as of June 30, 2025 and June 30, 2024 were included in computing diluted earnings per share for the three and six months ended June 30, 2025 and June 30, 2024, respectively, as none had anti-dilutive effects.

Note 10— Stock Based Compensation Plan

The Company’s share-based compensation plan, approved by stockholders on June 17, 2025 (“2025 Plan”), provides for the grant of share-based awards in the form of incentive stock options, non-incentive stock options, restricted stock awards and restricted stock units to directors and employees. The Company reserved 425,000 shares of voting common stock for issuance under the 2025 Plan, all of which was available for grant in future periods as of June 30, 2025. Stock options to be granted under the 2025 Plan typically vest over five years and expire 10 years from the grant date. Under the 2025 Plan, the exercise price of options may not be less than 100% of fair market value at the grant date with a maximum term for an option award of 10 years from the grant date. The Company’s Compensation Committee administers the 2025 Plan and has the authority to determine the terms and conditions of each award thereunder.

The Company’s previous share-based compensation plan, the 2015 Stock Option Plan (“2015 Plan”), provided for the grant of share-based awards in the form of incentive stock options, non-incentive stock options, restricted stock and restricted stock units to directors and employees. The 2015 Plan provided for awards of up to 976,211 shares of voting common stock. The plan expired on April 28, 2025 and was replaced by the 2025 Plan. Share based-awards outstanding prior to April 28, 2025 were granted under the 2015 Plan and shall be subject to the provisions of the 2015 Plan.

The table below provides a summary of the stock options activity for the six months ended June 30, 2025.

	June 30, 2025
		Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price	Value
Outstanding at January 1, 2025	58,660	$11.77
Granted	—	—
Exercised	(56,224)	11.77
Forfeited or expired	(2,436)	11.77
Outstanding at June 30, 2025	—	—	$—
Exercisable June 30, 2025	—	$—	$—

The aggregate intrinsic value of stock options in the table above represents the total amount by which the current market value of the underlying stock exceeds the exercise price of the option that would have been received by the Company had all option holders exercised their options on June 30, 2025. The intrinsic value of options exercised was $125 thousand and $253 thousand for the three and six months ended June 30, 2025, respectively, and $116 thousand and $570 thousand for the three and six months ended June 30, 2024. These amounts and the intrinsic values noted above change based on changes in the market value of the Company’s voting common stock.

There were no options granted during the three or six months ended June 30, 2025 or June 30, 2024.

The Company did not record any share-based compensation expense applicable to the Company’s share-based compensation plans for stock options during the three and six months ended June 30, 2025 or June 30, 2024.

The Company does not have any unrecognized share-based compensation expense related to nonvested options as of June 30, 2025.

The table below provides a summary of the restricted stock awards activity for the six months ended June 30, 2025.

	June 30, 2025
		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at January 1, 2025	54,388	$21.97
Granted	1,250	18.60
Vested	(2,975)	16.31
Forfeited	(2,630)	22.49
Nonvested at June 30, 2025	50,033	22.20

Compensation expense for restricted stock grants is recognized over the vesting period of the awards based on the fair value of the Company’s voting common stock at issue date. The fair value of the stock was determined using the closing stock price on the day of grant. The restricted stock grants vest over two to five years. The Company awarded restricted stock grants for 1,250 shares of common stock during the six months ended June 30, 2025.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $120 thousand and $133 thousand for the three months ended June 30, 2025 and June 30, 2024, respectively. The total fair value of the shares, which vested during the three months ended June 30, 2025 and June 30, 2024, was $6 thousand and $7 thousand, respectively.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $238 thousand and $265 thousand for the six months ended June 30, 2025 and June 30, 2024, respectively. The total fair value of the shares, which vested during the six months ended June 30, 2025 and June 30, 2024, was $56 thousand and $56 thousand, respectively.

Unrecognized share-based compensation expense related to nonvested restricted stock grants amounted to $858 thousand as of June 30, 2025. This amount is expected to be recognized over a weighted-average period of 1.85 years.

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

The Bank is subject to capital adequacy standards adopted by the Federal Reserve, including the capital rules that implemented the Basel III regulatory capital reforms developed by the Basel Committee on Banking Supervision. Failure to meet minimum capital requirements can initiate certain mandatory – possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that the Bank met all capital adequacy requirements to which it was subject as of June 30, 2025 and December 31, 2024.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, common equity Tier 1 to risk-weighted assets, and Tier 1 capital to average assets.

In addition to the minimum regulatory capital required for capital adequacy purposes, the Bank is required to maintain a minimum capital conservation buffer above those minimums in the form of common equity. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. The capital conservation buffer was 2.5% at June 30, 2025, and is applicable for the common equity Tier 1, Tier 1, and total capital ratios.

As of June 30, 2025, the most recent notification from the Federal Reserve Bank of Richmond (“Federal Reserve Bank”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institution must maintain minimum total risk-based, common equity Tier 1, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The table below provides a summary of the Bank’s capital ratios as of June 30, 2025 and December 31, 2024.

					Minimum To Be Well
			Minimum		Capitalized Under Prompt
			Capital Requirement(1)		Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2025
Total capital (to risk weighted assets)	$305,511	16.3%	$196,479	10.5%	$187,123	10.0%
Tier 1 capital (to risk weighted assets)	285,579	15.3%	159,054	8.5%	149,698	8.0%
Common equity tier 1 capital (to risk weighted assets)	285,579	15.3%	130,986	7.0%	121,630	6.5%
Tier 1 capital (to average assets)	285,579	12.8%	89,437	4.0%	111,796	5.0%

As of December 31, 2024
Total capital (to risk weighted assets)	$295,119	16.2%	$191,088	10.5%	$181,989	10.0%
Tier 1 capital (to risk weighted assets)	276,468	15.2%	154,690	8.5%	145,591	8.0%
Common equity tier 1 capital (to risk weighted assets)	276,468	15.2%	127,392	7.0%	118,293	6.5%
Tier 1 capital (to average assets)	276,468	12.4%	89,438	4.0%	111,798	5.0%

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

The following table shows the components of non-interest income for the three and six months ended June 30, 2025 and June 30, 2024.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Service charges on deposit accounts (1)
Overdrawn account fees	$23	$22	$41	$43
Account service fees	63	66	127	133
Other service charges and fees (1)
Interchange income	87	91	167	180
Other charges and fees	54	74	127	134
Net gain (loss) on premises and equipment (1)	—	—	(3)	—
Insurance commissions (1)	33	40	246	292
Gain on sale of government guaranteed loans	61	216	97	349
Non-qualified deferred compensation plan asset gains, net	182	35	206	159
Other operating income (2)	4	11	4	83
Total non-interest income	$507	$555	$1,012	$1,373
(1)	Income within the scope of ASC 606.
(2)

Includes other operating income within the scope of ASC 606 amounting to $4 thousand for both the three and six months ended June 30, 2025, as well as $11 and $19 thousand for the three and six months ended June 30, 2024, respectively. Includes other operating income of $0 and $64 thousand related to swap fee income on a back-to-back loan swaps for the six months ended June 30, 2025 and June 30, 2024, respectively, which is outside the scope of ASC 606.

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

Other service charges and fees

Other service charges and fees are primarily comprised of interchange income and other charges and fees. Interchange income is earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. Other charges and fees include revenue from processing wire transfers, cashier’s checks, and other transaction-based services. The Company’s performance obligation for these charges and fees is largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

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

Note 13— Other Operating Expenses

The following table shows the components of other operating expenses for the three and six months ended June 30, 2025 and June 30, 2024.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Advertising expense	$(5)	$97	$157	$194
Data processing	579	530	1,168	1,057
FDIC insurance	225	220	472	480
Professional fees	305	208	526	494
State franchise tax	641	574	1,238	1,144
Director costs	170	189	339	400
Other operating expenses	498	467	939	882
Total other operating expenses	$2,413	$2,285	$4,839	$4,651

Note 14— Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax for the six months ended June 30, 2025 and June 30, 2024.

	June 30, 2025
		Unrealized Gains on
		Securities Transferred from
	Unrealized Loss on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Loss
Beginning balance, January 1, 2025	$(10,732)	$80	$(10,652)
Net change during the period	2,178	(15)	2,163
Ending balance, June 30, 2025	$(8,554)	$65	$(8,489)

	June 30, 2024
		Unrealized Gains on
		Securities Transferred from
	Unrealized Loss on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive (Loss)
Beginning balance, January 1, 2024	$(12,400)	$149	$(12,251)
Net change during the period	(260)	(44)	(304)
Ending Balance, June 30, 2024	$(12,660)	$105	$(12,555)

The Company did not have any items reclassified out of accumulated other comprehensive income (loss) to net income during the six months ended June 30, 2025 or the six months ended June 30, 2024.

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

Use of Non-GAAP Financial Measures

This discussion and analysis contains financial information determined by methods other than in accordance with GAAP. Management believes that the supplemental non-GAAP information provides a better comparison of period-to-period operating performance. Additionally, the Company believes this information is utilized by regulators and market analysts to evaluate a company’s financial condition and therefore, such information is useful to investors. Non-GAAP measures used in this report consist of tax-equivalent net interest income, tax-equivalent net interest margin, and pre-tax, pre-provision earnings.

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

Cautionary Note on Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. These forward-looking statements are based on our beliefs and assumptions and on the information available to us at the time that these disclosures were prepared, and involve known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Should any known or unknown risks and uncertainties develop into actual events, those developments could have material adverse effects on our business, financial condition and results of operations. Factors that could have a material adverse effect on the operations of the Company and the Bank include, but are not limited to, the following:

●	the concentration of our business in the Washington, D.C. metropolitan area and the effect of changes in the economic, political and environmental conditions on this market, including potential reductions in spending by the U.S. Government and related reductions in the federal workforce;
●	adequacy of our allowance for loan credit losses, allowance for unfunded commitments credit losses, and allowance for credit losses associated with our held-to-maturity and available-for-sale securities portfolios;
●	deterioration of our asset quality;
●	future performance of our loan portfolio with respect to recently originated loans;
●	the level of prepayments on loans and mortgage-backed securities;
●	liquidity, interest rate and operational risks associated with our business;

●	changes in our financial condition or results of operations that reduce capital;
●	our ability to maintain existing deposit relationships or attract new deposit relationships;
●	changes in consumer spending, borrowing and savings habits;
●	inflation and changes in interest rates that may reduce our margins or reduce the fair value of financial instruments;
●	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve;
●	additional risks related to new lines of business, products, product enhancements or services;
●	increased competition with other financial institutions and fintech companies;
●	adverse changes in the securities markets;
●	changes in the financial condition or future prospects of issuers of securities that we own;
●	our ability to maintain an effective risk management framework;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory structure and in regulatory fees and capital requirements;
●	compliance with legislative or regulatory requirements;
●	results of examination of us by our regulators, including the possibility that our regulators may require us to increase our allowance for credit losses or to write-down assets or take similar actions;
●	potential claims, damages, and fines related to litigation or government actions;
●	the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;
●	geopolitical conditions, including trade restrictions and tariffs, and acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to trade restrictions and tariffs, and acts or threats of terrorism and/or military conflicts, negatively impacting business and economic conditions in the U.S. and abroad;
●	the effects of weather-related or natural disasters, which may negatively affect our operations and/or our loan portfolio and increase our cost of conducting business;
●	public health events (such as the COVID-19 pandemic) and governmental and societal responses thereto;
●	technological risks and developments, and cyber threats, attacks, or events;
●	changes in accounting policies and practices;
●	our ability to successfully capitalize on growth opportunities;
●	our ability to retain key employees;
●	deteriorating economic conditions, either nationally or in our market area, including higher unemployment and lower real estate values;
●	implications of our status as a smaller reporting company and as an emerging growth company; and
●	other factors discussed in Item 1A. Risk Factors in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on March 28, 2025.

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

As of June 30, 2025, the Company had total consolidated assets of $2.27 billion, total loans net of unearned income of $1.92 billion, total deposits of $1.90 billion and total shareholders’ equity of $253.7 million.

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

Selected Financial Data

The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of June 30, 2025 and June 30, 2024 and the selected income statement data for the three and six months ended June 30, 2025 and June 30, 2024 have been derived from our consolidated financial statements.

	As of or for the Three Months Ended		As of or for the Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Balance Sheet Data:
Loans, net of unearned income	$1,916,915	$1,827,187	$1,916,915	$1,827,187
Allowance for loan credit losses	19,298	18,433	19,298	18,433
Total assets	2,267,953	2,269,757	2,267,953	2,269,757
Deposits	1,896,893	1,912,840	1,896,893	1,912,840
Shareholders’ equity	253,732	235,346	253,732	235,346
Asset Quality Data:
Net (charge-offs) recoveries to average total loans, net of unearned income	0.00%	0.00%	0.00%	0.00%
Allowance for loan credit losses to nonperforming loans	N/M	N/M	N/M	N/M
Allowance for loan credit losses to total gross loans net of unearned income	1.01%	1.01%	1.01%	1.01%
Non-performing assets to total assets	0.00%	0.00%	0.00%	0.00%
Non-performing loans to total loans	0.00%	0.00%	0.00%	0.00%
Capital Ratios (Bank level):
Equity-to-total assets ratio	12.2%	11.4%	12.2%	11.4%
Total risk-based capital ratio	16.3%	16.4%	16.3%	16.4%
Tier 1 risk-based capital ratio	15.3%	15.4%	15.3%	15.4%
Common equity tier 1 ratio	15.3%	15.4%	15.3%	15.4%
Leverage ratio	12.8%	12.2%	12.8%	12.2%
Income Statement Data:
Interest and dividend income	$27,843	$26,791	$55,147	$53,710
Interest expense	12,917	14,710	26,124	29,885
Net interest income	$14,926	$12,081	$29,023	$23,825
Provision for (recovery of) credit losses	537	(292)	707	(1,068)
Non-interest income	507	555	1,012	1,373
Non-interest expense	8,313	7,909	16,561	15,833
Income before taxes	$6,583	$5,019	$12,767	$10,433
Income tax expense	1,480	1,114	2,854	2,324
Net income	$5,103	$3,905	$9,913	$8,109
Per Share Data and Shares Outstanding:
Weighted average common shares (basic)	14,221,597	14,173,245	14,222,311	14,152,115
Weighted average common shares (diluted)	14,223,418	14,200,171	14,231,142	14,189,517
Common shares outstanding	14,231,389	14,229,853	14,231,389	14,229,853
Earnings per share, basic	$0.36	$0.27	$0.69	$0.57
Earnings per share, diluted	$0.36	$0.27	$0.69	$0.57
Book value per share	$17.83	$16.54	$17.83	$16.54
Performance Ratios:
Return on average assets ("ROAA")(1)	0.91%	0.70%	0.89%	0.72%
Return on average equity ("ROAE")(2)	8.06%	6.68%	7.91%	6.95%
Net interest margin	2.69%	2.19%	2.63%	2.14%
Tax-equivalent net interest margin (Non-GAAP)(3)	2.70%	2.19%	2.64%	2.15%
Non-interest expense to average assets(4)	1.49%	1.42%	1.49%	1.41%
Efficiency ratio(5)	53.9%	62.6%	55.1%	62.8%

N/M – Not meaningful

(1)	ROAA is calculated by dividing year-to-date net income annualized by year-to-date average assets.
(2)	ROAE is calculated by dividing year-to-date net income annualized by year-to-date average equity.

(3)	Tax-equivalent net interest margin for all periods presented is reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(4)	Non-interest expense to average assets is calculated by dividing year-to-date annualized non-interest expense by year-to-date average assets.
(5)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

Results of Operations – Six Months Ended June 30, 2025 and June 30, 2024

Overview

The Company reported net income of $9.9 million for the six months ended June 30, 2025, an increase of $1.8 million or 22.2% when compared to the six months ended June 30, 2024. Diluted earnings per common share were $0.69 for the six months ended June 30, 2025, compared to diluted earnings per common share of $0.57 for the six months ended June 30, 2024, representing a 21.0% increase.

Net interest income for the six months ended June 30, 2025 increased $5.2 million or 21.8% compared to the same period of 2024, driven primarily by the decrease in costs of interest-bearing liabilities coupled with the increases in yield on interest-earning assets.

The Company recorded a $707 thousand provision for credit losses for the six months ended June 30, 2025 compared to a $1.1 million recovery of provision for credit losses for the six months ended June 30, 2024. Additional discussion of the provision for credit losses is included below under the heading Provision for Credit Losses.

Non-interest income decreased $361 thousand during the six months ended June 30, 2025 compared to the same period of 2024.  The decrease was primarily driven by a $252 thousand decrease on the recorded gain on sale of the government guaranteed portion of the SBA 7(a) loans due to decreased sale activity, a $64 thousand decrease in swap fee income and a $46 thousand decrease in insurance commissions.

Non-interest expense increased $728 thousand or 4.6% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in non-interest expense was primarily driven by a $592 thousand or 6.1% increase in salaries and employee benefits. The Company hired five business development officers during the preceding twelve months.  Other expenses increased $189 thousand or 4.1% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.  Increases were primarily in data processing and franchise tax, partially offset by a reduction in marketing expense. Furniture and equipment expenses increased $32 thousand or 5.4% for the six months ended June 30, 2025 compared to the same period in 2024. The increase was due to investment and maintenance in technology. These increases were partially offset by a decrease in the Company’s occupancy expense, which declined by $85 thousand or 9.5% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to relocating a branch to a less expensive, more favorable location.

The ROAA for the six months ended June 30, 2025 and June 30, 2024 was 0.89% and 0.72%, respectively. The ROAE for the six months ended June 30, 2025 and June 30, 2024 was 7.91% and 6.95%, respectively.

Net Interest Income and Net Interest Margin

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the six months ended June 30, 2025 and June 30, 2024.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

	For the Six Months Ended			For the Six Months Ended
	June 30, 2025			June 30, 2024
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$228,940	$2,346	2.07%	$261,970	$2,629	2.02%
Tax-exempt(1)	1,379	22	3.22%	1,380	22	3.21%
Total securities	$230,319	$2,368	2.07%	$263,350	$2,651	2.02%
Loans, net of unearned income(2):
Taxable	1,851,710	49,770	5.42%	1,803,507	46,684	5.21%
Tax-exempt(1)	16,586	325	3.95%	19,837	378	3.83%
Total loans, net of unearned income	$1,868,296	$50,095	5.41%	$1,823,344	$47,062	5.19%
Interest-bearing deposits in other banks	$124,164	$2,756	4.48%	$148,445	$4,080	5.53%
Total interest-earning assets	$2,222,779	$55,219	5.01%	$2,235,139	$53,793	4.84%
Total non-interest earning assets	13,020			16,726
Total assets	$2,235,799			$2,251,865
Liabilities & Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$343,682	$3,961	2.32%	$308,612	$4,211	2.74%
Money market accounts	343,810	4,600	2.70%	323,287	5,122	3.19%
Savings accounts	42,574	211	1.00%	52,122	361	1.39%
Time deposits	724,806	15,528	4.32%	791,157	17,687	4.50%
Total interest-bearing deposits	$1,454,872	$24,300	3.37%	$1,475,178	$27,381	3.73%
Federal funds purchased	92	2	4.38%	55	2	7.31%
Subordinated debt	24,810	698	5.67%	24,726	698	5.68%
Federal Reserve Bank borrowings	—	—	N/M	76,116	1,804	4.77%
Federal Home Loan Bank advances	56,000	1,124	4.05%	—	—	N/M
Total interest-bearing liabilities	$1,535,774	$26,124	3.43%	$1,576,075	$29,885	3.81%
Demand deposits	429,322			423,414
Other liabilities	17,975			17,832
Total liabilities	$1,983,071			$2,017,321
Shareholders’ equity	$252,728			$234,544
Total liabilities and shareholders’ equity	$2,235,799			$2,251,865
Tax-equivalent net interest income and spread (Non-GAAP)(1)		$29,095	1.58%		$23,908	1.03%
Less: tax-equivalent adjustment		72			83
Net interest income and spread (GAAP)		$29,023	1.57%		$23,825	1.02%

Interest income/earnings assets			5.00%			4.83%
Interest expense/earning assets			2.37%			2.69%
Net interest margin			2.63%			2.14%

Tax-equivalent interest income/earnings assets (Non-GAAP)(1)			5.01%			4.84%
Interest expense/earning assets			2.37%			2.69%
Tax-equivalent net interest margin (Non-GAAP)(3)			2.64%			2.15%

N/M – Not meaningful

(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)	The Company did not have any loans on nonaccrual as of June 30, 2025 or June 30, 2024.
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

Tax-Equivalent Net Interest Income

	Six months ended
	June 30,
(Dollars in thousands)	2025	2024
GAAP Financial Measurements:
Interest Income - Loans	$50,027	$46,983
Interest Income - Securities and Other Interest-Earning Assets	5,120	6,727
Interest Expense - Deposits	24,300	27,381
Interest Expense - Borrowings	1,824	2,504
Total Net Interest Income (GAAP)	$29,023	$23,825

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	68	79
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	4	4
Total Tax Benefit on Tax-Exempt Interest Income (1)	$72	$83
Tax-Equivalent Net Interest Income (Non-GAAP)	$29,095	$23,908

(1)Tax benefit was calculated using the federal statutory tax rate of 21%.

Net interest income increased $5.2 million or 21.7% on a fully tax-equivalent basis for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase in fully tax-equivalent net interest income was driven by the decrease in the cost of interest-bearing liabilities combined with the increases in yields on interest-earning assets.

On a fully tax-equivalent basis, the net interest margin was 2.64% for the six months ended June 30, 2025, compared to 2.15% for the six months ended June 30, 2024. The 49 basis points increase in net interest margin was due to a combination of a 38 basis points decrease in the cost of interest-bearing liabilities and a 17 basis points increase in yields in interest-earning assets. The cost of interest-bearing liabilities was 3.43% for the six months ended June 30, 2025 compared to 3.81% for the six months ended June 30, 2024.  Rates declined across all deposit categories, most notably in time deposits, money market accounts and NOW deposit accounts, which declined 18 basis points, 49 basis points and 42 basis points, respectively. Total cost of borrowings declined from 4.99% in the prior year period to 4.55% in the current year period, mainly as a result of the payoff of higher cost Bank Term Funding Program borrowings in September 2024, which were partially replaced with lower cost FHLB advances.

The loan portfolio’s yield for the six months ended June 30, 2025 was 5.41% compared to 5.19% for the six months ended June 30, 2024. The increase of 22 basis points was primarily attributable to an increase in yield on the Company’s variable rate loans as a result of an increase in interest rates subsequent to June 30, 2024 coupled with a higher weighted average yield on loans originated since the first half of 2024.

The yield on interest-bearing deposits due from banks for the six months ended June 30, 2025 was 4.48% compared to 5.53% for the six months ended June 30, 2024. The decrease of 105 basis points was directly attributable to three fed funds rate cuts totaling 100 basis points, which occurred during the second half of 2024.

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

Rate/Volume Analysis

	For the Six Months Ended June 30,
	2025 and 2024
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$(336)	$53	$(283)
Tax-exempt(1)	—	—	—
Total securities	$(336)	$53	$(283)
Loans, net of unearned income:
Taxable	1,295	1,791	3,086
Tax-exempt(1)	(63)	10	(53)
Total loans, net of unearned income(2)	$1,232	$1,801	$3,033
Interest-bearing deposits in other banks	$(542)	$(782)	$(1,324)
Total interest-earning assets	$354	$1,072	$1,426
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$460	$(710)	$(250)
Money market accounts	363	(885)	(522)
Savings accounts	(47)	(103)	(150)
Time deposits	(1,354)	(805)	(2,159)
Total interest-bearing deposits	$(578)	$(2,503)	$(3,081)
Federal funds purchased	—	—	—
Subordinated debt	2	(2)	—
Federal Reserve Bank borrowings	(1,804)	—	(1,804)
Federal Home Loan Bank advances	1,124	—	1,124
Total interest-bearing liabilities	$(1,256)	$(2,505)	$(3,761)
Change in tax-equivalent net interest income (Non-GAAP)	$1,610	$3,577	$5,187
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

(2)The Company did not have any loans on nonaccrual as of June 30, 2025 or June 30, 2024.

Interest Income

Interest income increased by $1.4 million or 2.7% to $55.2 million on a fully tax-equivalent basis for the six months ended June 30, 2025 compared to $53.8 million for the six months ended June 30, 2024, driven by both an increase in rates and volume on interest-earning assets. The increase in rate and volume on interest-earning assets was primarily attributable to the Company’s loan portfolio.

Fully tax-equivalent interest income on loans increased by approximately $3.0 million as a result of an increase in rate and volume. Average loans increased $45.0 million between the six months ended June 30, 2025 and June 30, 2024, which was primarily attributable to origination volume in the investor real estate, construction and development, and residential mortgage loan portfolios subsequent to June 30, 2024.

Fully tax-equivalent interest income on investment securities decreased by approximately $283 thousand, primarily as a result of a decrease in volume. Average investment securities decreased approximately $33.0 million between the six months ended June 30, 2025 and June 30, 2024, primarily due to maturities and the amortization of the portfolio.

Interest income on interest-bearing deposits in other banks decreased by $1.3 million as a result of lower rate and decline in volume. The lower yield was directly attributable to three fed funds rate cuts totaling 100 basis points since June 30, 2024. Average interest-bearing deposits in other banks decreased approximately $24.3 million between the six months ended June 30, 2025 and June 30, 2024, mainly due to funding of new loan originations and lower average balance of borrowings.

Interest Expense

Interest expense decreased by $3.8 million to $26.1 million for the six months ended June 30, 2025 compared to $29.9 million for the six months ended June 30, 2024, primarily due to a decrease in rates on deposits and borrowings. The decrease in rates on deposits was mainly a result of the repricing of the Company’s time deposits maturing subsequent to June 30, 2024 as a result of lower benchmark interest rates. The decrease in rate on borrowings was primarily a result of the Company’s payoff of higher cost Federal Reserve Bank’s Bank Term Funding Program borrowings in September 2024, which were partially replaced with lower cost FHLB advances.

Provision for Credit Losses

The Company recorded a $707 thousand provision for credit losses for the six months ended June 30, 2025 compared to a $1.1 million recovery of provision for credit losses for the six months ended June 30, 2024. The provision for credit losses for the six months ended June 30, 2025 that is directly attributable to the funded and unfunded loan portfolios was $583 thousand and $124 thousand, respectively.

The provision for credit losses during the six months ended June 30, 2025 was primarily a result of changes in the composition and volume of the loan portfolio, updated economic forecasts used in the quantitative portion of the model and an assessment of management’s considerations of qualitative factors. See “Asset Quality” below for additional information on the credit quality of the loan portfolio.

Non-interest Income

The Company’s recurring sources of non-interest income consist primarily of interchange income, gains on sale of government guaranteed loans, service charges on deposit accounts and insurance commissions. Generally speaking, loan fees are included in interest income on the loan portfolio and not reported as non-interest income.

The following table summarizes non-interest income for the six months ended June 30, 2025 and June 30, 2024.

	Six months ended
	June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Service charges on deposit accounts
Overdrawn account fees	$41	$43	$(2)	(4.7)%
Account service fees	127	133	(6)	(4.5)%
Other service charges and fees
Interchange income	167	180	(13)	(7.2)%
Other charges and fees	127	134	(7)	(5.2)%
Net gain (loss) on premises and equipment	(3)	—	(3)	N/M
Insurance commissions	246	292	(46)	(15.8)%
Gain on sale of government guaranteed loans	97	349	(252)	(72.2)%
Non-qualified deferred compensation plan asset gains, net	206	159	47	29.6%
Other operating income	4	83	(79)	(95.2)%
Total non-interest income	$1,012	$1,373	$(361)	(26.3)%

N/M – Not meaningful

Non-interest income decreased $361 thousand during the six months ended June 30, 2025 compared to the same period of 2024. The decrease was primarily driven by a $252 thousand decrease on the recorded gain on sale of the government guaranteed portion of the SBA 7(a) loans due to decreased sale activity, a $64 thousand decrease in swap fee income and a $46 thousand decrease in insurance commissions. These decreases were partially offset by higher mark-to-market valuation adjustments on the Company’s non-qualified deferred compensation plan totaling $47 thousand.

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

The following table summarizes non-interest expense for the six months ended June 30, 2025 and June 30, 2024.

	Six months ended
	June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Salaries and employee benefits expense	$10,277	$9,685	$592	6.1%
Occupancy expense of premises	814	899	(85)	(9.5)%
Furniture and equipment expenses	631	598	33	5.5%
Advertising expense	157	194	(37)	(19.1)%
Data processing	1,168	1,057	111	10.5%
FDIC insurance	472	480	(8)	(1.7)%
Professional fees	526	494	32	6.5%
State franchise tax	1,238	1,144	94	8.2%
Bank insurance	120	120	—	—%
Vendor services	339	307	32	10.4%
Supplies, printing, and postage	61	69	(8)	(11.6)%
Director costs	339	400	(61)	(15.3)%
Other operating expenses	419	386	33	8.5%
Total non-interest expense	$16,561	$15,833	$728	4.6%

Non-interest expense increased $728 thousand or 4.6% during the six months ended June 30, 2025 compared to the same period in 2024. The increase was primarily due to a 592 thousand increase in salaries and employee benefits, as a result of changes in staffing over the preceding period. State franchise taxes increased by $94 thousand due to a higher assessment base, mainly a result of the growth of the Company’s stockholder’s equity during the period. The $111 thousand increase in data processing was primarily due to contractual increases and volume based activity. These increases were partially offset by a decrease in the Company’s occupancy expense, which declined by $85 thousand during the period due to relocating a branch to a less expensive, more favorable location.

Income Taxes

Income tax expense increased $530 thousand or 22.8% to $2.9 million for the six months ended June 30, 2025 compared to $2.3 million for the six months ended June 30, 2024. Our effective tax rate for the six months ended June 30, 2025 stayed relatively unchanged at 22.4% compared to 22.3% for the same period ended June 30, 2024.

Results of Operations – Three Months Ended June 30, 2025 and June 30, 2024

Overview

The Company reported net income of $5.1 million for the three months ended June 30, 2025, an increase of $1.2 million or 30.7% when compared to $3.9 million for the three months ended June 30, 2024.  Pre-tax, pre-provision earnings (Non-GAAP) was $7.1 million for the three months ended June 30, 2025, representing an increase of $2.4 million or 50.6% when compared to the three months ended June 30, 2024, predominantly driven by the growth in net interest income. Diluted earnings per common share were $0.36 for the three months ended June 30, 2025, compared to diluted earnings per common share of $0.27 for the three months ended June 30, 2024, an increase of 33.3%.

Net interest income for the three months ended June 30, 2025 increased $2.8 million or 23.5% to $14.9 million compared to $12.1 million for the three months ended June 30, 2024, driven primarily by the lower cost of interest-bearing liabilities coupled with higher yields on interest-earning assets. During the same period, interest income increased $1.1 million or 3.9%, driven by higher interest income on loans, while interest expense declined by $1.8 million or 12.2%, predominantly due to lower interest expense on time deposits and money market accounts. The annualized net interest margin for the second quarter of 2025 was 2.69% as compared to 2.19% for the same period in 2024. The annualized tax-equivalent net interest margin (Non-GAAP) for the second quarter of 2025 was 2.70% as compared to 2.19% for the same period in 2024.

The Company recorded a $537 thousand provision for credit losses for the three months ended June 30, 2025 compared to a recovery of provision for credit losses of $292 thousand for the three months ended June 30, 2024. Additional discussion of the provision for credit losses is included below under the heading Provision for Credit Losses.

Non-interest income decreased $48 thousand during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This decrease was primarily attributable to a $155 thousand reduction in gains recorded on sales of the guaranteed portions of SBA 7(a) loans due to lower sale activity, partially offset by favorable variances associated with mark-to-market adjustments on the Company’s non-qualified deferred compensation plan totaling $147 thousand over the same period.

Non-interest expense increased $404 thousand or 5.1% during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to increases in salaries and employee benefits expense and higher, professional fees, partially offset by lower occupancy expense. The increase in salaries and employee benefits expense stemmed from the hiring of additional business development personnel since June 30, 2024. The increase in professional fees was due to the use of external advisors to assist the Company with various regulatory filings during the most recent quarter. A decline in occupancy expense was predominantly related to the relocation of a branch to a lower cost and more favorable location, and lower marketing expense due to more efficient advertising initiatives.

The ROAA for the three months ended June 30, 2025 and June 30, 2024 was 0.91% and 0.70%, respectively. The ROAE for the three months ended June 30, 2025 and June 30, 2024 was 8.06% and 6.68%, respectively.

The following table reconciles net income to pre-tax, pre-provision earnings, which is a Non-GAAP measure:

	For the Three Months Ended
(Dollars in thousands)	June 30, 2025	June 30, 2024
Pre-tax, pre-provision earnings (Non-GAAP)
Income before income taxes	$6,583	$5,019
Adjustment: Provision for (recovery of) credit losses	537	(292)
Pre-tax, pre-provision earnings (Non-GAAP)(1)	$7,120	$4,727

(1)Pre-tax, pre-provision earnings is calculated by adjusting income before income taxes for provision for (recovery of) credit losses.

Net Interest Income and Net Interest Margin

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the three months ended June 30, 2025 and June 30, 2024.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

	For the Three Months Ended			For the Three Months Ended
	June 30, 2025			June 30, 2024
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$227,792	$1,192	2.10%	$254,561	$1,278	2.02%
Tax-exempt(1)	1,379	11	3.20%	1,379	11	3.21%
Total securities	$229,171	$1,203	2.11%	$255,940	$1,289	2.03%
Loans, net of unearned income(2):
Taxable	1,851,793	25,092	5.43%	1,793,487	23,227	5.21%
Tax-exempt(1)	16,497	163	3.96%	17,235	169	3.94%
Total loans, net of unearned income	$1,868,290	$25,255	5.42%	$1,810,722	$23,396	5.20%
Interest-bearing deposits in other banks	$127,345	$1,422	4.48%	$155,996	$2,144	5.53%
Total interest-earning assets	$2,224,806	$27,880	5.03%	$2,222,658	$26,829	4.85%
Total non-interest earning assets	14,149			16,603
Total assets	$2,238,955			$2,239,261
Liabilities & Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$330,306	$1,834	2.23%	$303,745	$2,012	2.66%
Money market accounts	348,321	2,318	2.67%	321,822	2,545	3.18%
Savings accounts	42,092	107	1.02%	51,179	186	1.46%
Time deposits	728,908	7,742	4.26%	773,470	8,707	4.53%
Total interest-bearing deposits	$1,449,627	$12,001	3.32%	$1,450,216	$13,450	3.73%
Federal funds purchased	182	2	4.41%	—	—	N/M %
Subordinated debt	24,820	349	5.64%	24,737	349	5.67%
Federal Reserve Bank borrowings	—	—	NM %	77,000	911	4.76%
Federal Home Loan Bank advances	56,182	565	4.03%	—	—	N/M %
Total interest-bearing liabilities	$1,530,811	$12,917	3.38%	$1,551,953	$14,710	3.81%
Demand deposits	433,798			432,794
Other liabilities	20,275			19,378
Total liabilities	$1,984,884			$2,004,125
Shareholders’ equity	$254,071			$235,136
Total liabilities and shareholders’ equity	$2,238,955			$2,239,261
Tax-equivalent net interest income and spread (Non-GAAP)(1)		$14,963	1.65%		$12,119	1.04%
Less: tax-equivalent adjustment		37			38
Net interest income and spread (GAAP)		$14,926	1.64%		$12,081	1.04%

Interest income/earnings assets			5.02%			4.85%
Interest expense/earning assets			2.33%			2.66%
Net interest margin			2.69%			2.19%

Tax-equivalent interest income/earnings assets (Non-GAAP)(1)			5.03%			4.85%
Interest expense/earning assets			2.33%			2.66%
Tax-equivalent net interest margin (Non-GAAP)(3)			2.70%			2.19%

N/M – Not meaningful

(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)	The Company did not have any loans on nonaccrual as of June 30, 2025 or June 30, 2024.
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

Tax-Equivalent Net Interest Income

	Three months ended
	June 30,
(Dollars in thousands)	2025	2024
GAAP Financial Measurements:
Interest Income - Loans	$25,220	$23,360
Interest Income - Securities and Other Interest-Earning Assets	2,623	3,431
Interest Expense - Deposits	12,001	13,450
Interest Expense - Borrowings	916	1,260
Total Net Interest Income (GAAP)	$14,926	$12,081

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	35	36
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	2	2
Total Tax Benefit on Tax-Exempt Interest Income (1)	$37	$38
Tax-Equivalent Net Interest Income (Non-GAAP)	$14,963	$12,119

(1) Tax benefit was calculated using the federal statutory tax rate of 21%.

Tax-equivalent net interest income increased $2.8 million or 23.5% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, driven primarily by the increase in loan yields and lower rates on interest-bearing deposits and borrowings, reduction in the average balance of time deposits and borrowings, and the increase in the average balance of loans.

On a fully tax-equivalent basis, the net interest margin was 2.70% for the three months ended June 30, 2025, compared to 2.19% for the three months ended June 30, 2024. The 51 basis points increase in net interest margin was primarily due to an 18 basis points increase in yields on the Company’s interest-earning assets and a 41 basis points reduction in rates on interest-bearing deposits, in addition to a reduction of volume of time deposits.

The loan portfolio’s yield for the three months ended June 30, 2025 was 5.42% compared to 5.20% for the three months ended June 30, 2024. The increase of 22 basis points was primarily attributable to an increase in yield on the Company’s commercial real estate portfolio.

The yield on interest-bearing deposits due from banks for the three months ended June 30, 2025 was 4.48% compared to 5.53% for the three months ended June 30, 2024. The decrease of 105 basis points was directly attributable to three fed funds rate cuts totaling 100 basis points over the preceding twelve months.

The cost of interest-bearing liabilities was 3.38% for the three months ended June 30, 2025 compared to 3.81% for the three months ended June 30, 2024.  Rates declined across all deposit categories, predominantly within time deposits, money market accounts and NOW accounts, which declined 27 basis points, 51 basis points and 43 basis points, respectively. Total cost of borrowings declined from 4.98% for the prior year quarter to 4.53% in the most recent quarter, mainly as a result of the payoff of higher cost Bank Term Funding Program borrowings in September 2024, which were partially replaced with lower cost FHLB advances.

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

Rate/Volume Analysis

	For the Three Months Ended June 30,
	2025 and 2024
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$(140)	$54	$(86)
Tax-exempt(1)	—	—	—
Total securities	$(140)	$54	$(86)
Loans, net of unearned income:
Taxable	790	1,075	1,865
Tax-exempt(1)	(7)	1	(6)
Total loans, net of unearned income(2)	$783	$1,076	$1,859
Interest-bearing deposits in other banks	$(322)	$(400)	$(722)
Total interest-earning assets	$321	$730	$1,051
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$158	$(336)	$(178)
Money market accounts	242	(469)	(227)
Savings accounts	(23)	(56)	(79)
Time deposits	(439)	(526)	(965)
Total interest-bearing deposits	$(62)	$(1,387)	$(1,449)
Federal funds purchased	2	—	2
Subordinated debt	—	—	—
Federal Reserve Bank borrowings	(911)	—	(911)
Federal Home Loan Bank advances	565	—	565
Total interest-bearing liabilities	$(406)	$(1,387)	$(1,793)
Change in tax-equivalent net interest income (Non-GAAP)	$727	$2,117	$2,844

(1) Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

(2) The Company did not have any loans on nonaccrual as of June 30, 2025 or June 30, 2024.

Interest Income

Interest income increased by $1.1 million or 3.9% to $27.9 million on a fully tax-equivalent basis for the three months ended June 30, 2025 compared to $26.8 million for the three months ended June 30, 2024, driven by both an increase in rates and volume on interest earning assets. The increases in rates and volume on interest-earning assets was primarily attributable to the Company’s loan portfolio.

Fully tax-equivalent interest income on loans increased by approximately $1.9 million as a result of volume and an increase in rates. Average loans increased $57.6 million between the three months ended June 30, 2025 and the three months ended June 30, 2024, which was primarily attributable to origination volume in the investor real estate and residential mortgage loan portfolios subsequent to June 30, 2024.

Fully tax-equivalent interest income on investment securities decreased by approximately $86 thousand primarily as a result of a decrease in volume. Average investment securities decreased approximately $26.8 million between the three months ended June 30, 2025 and June 30, 2024 primarily due to maturities and amortization.

Interest income on interest-bearing deposits in other banks decreased by $722 thousand primarily as a result of a decrease in rates, coupled with a decrease in volume.  Average interest-bearing deposits in other banks decreased approximately $28.7 million between the three months ended June 30, 2025 and June 30, 2024.

Interest Expense

Interest expense decreased by $1.8 million to $12.9 million for the three months ended June 30, 2025 compared to $14.7 million for the three months ended June 30, 2024, primarily due to a decrease in rates on deposits and decrease in volume on borrowings. The decrease in rates on deposits was primarily a result of the repricing of the Company’s deposits accounts in conjunction with the decrease in benchmark interest rates that took place starting in September of 2024.

Provision for Credit Losses

The Company recorded a $537 thousand provision for credit losses for the second quarter of 2025 compared to a recovery of provision for credit losses of $292 thousand for the second quarter of 2024. The provision for credit losses for the second quarter of 2025 that is directly attributable to the funded and unfunded loan portfolios was $472 thousand and $65 thousand, respectively.

The provision for credit losses during the three months ended June 30, 2025 was directly attributable to the growth in the Company’s loan portfolio quarter-over-quarter, changes in the composition of the loan portfolio, and considerations of qualitative factors.

See “Asset Quality” section below for additional information on the credit quality of the loan portfolio.

Non-interest Income

The following table summarizes non-interest income for the three months ended June 30, 2025 and June 30, 2024.

	Three months ended
	June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Service charges on deposit accounts
Overdrawn account fees	$23	$22	$1	4.5%
Account service fees	63	66	(3)	(4.5)%
Other service charges and fees
Interchange income	87	91	(4)	(4.4)%
Other charges and fees	54	74	(20)	(27.0)%
Net gains on premises and equipment	—	—	—	N/M
Insurance commissions	33	40	(7)	(17.5)%
Gain on sale of government guaranteed loans	61	216	(155)	(71.8)%
Non-qualified deferred compensation plan asset gains, net	182	35	147	420.0%
Other operating income	4	11	(7)	(63.6)%
Total non-interest income	$507	$555	$(48)	(8.6)%

N/M – Not meaningful

Non-interest income was $507 thousand for the three months ended June 30, 2025 compared to $555 thousand for the same period in the prior year.  The $48 thousand decrease in non-interest income was primarily attributable to a $155 thousand reduction in gains recorded on sales of the guaranteed portions of SBA 7(a) loans due to lower sale activity, partially offset by favorable variances associated with mark-to-market adjustments on the Company’s non-qualified deferred compensation plan totaling $147 thousand over the same period.

Non-interest Expense

The following table summarizes non-interest expense for the three months ended June 30, 2025 and June 30, 2024.

	Three months ended
	June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Salaries and employee benefits expense	$5,178	$4,875	$303	6.2%
Occupancy expense of premises	407	448	(41)	(9.2)%
Furniture and equipment expenses	315	301	14	4.7%
Advertising expense	(5)	97	(102)	(105.2)%
Data processing	579	530	49	9.2%
FDIC insurance	225	220	5	2.3%
Professional fees	305	208	97	46.6%
State franchise tax	641	574	67	11.7%
Bank insurance	60	61	(1)	(1.6)%
Vendor services	175	164	11	6.7%
Supplies, printing, and postage	37	48	(11)	(22.9)%
Director costs	170	189	(19)	(10.1)%
Other operating expenses	226	194	32	16.5%
Total non-interest expense	$8,313	$7,909	$404	5.1%

Non-interest expense increased $404 thousand or 5.1% during the second quarter of 2025 compared to the second quarter of 2024 primarily as a result of an increase in salaries and employee benefits expense. The $303 thousand or 6.2% increase in salaries and employee benefits expense stemmed from the hiring of additional personnel.  The Company hired five business development officers since June 30, 2024. Professional fees increased by $97 thousand or 46.6% due to the use of external advisors to assist the Company with various regulatory filings during the most recent quarter. These increases were partially offset by a $102 thousand or 105.2% decrease in advertising expenses. This decrease was primarily driven by a one-time, non-recurring event in which a third-party vendor reimbursed the Company for marketing initiatives as part of an existing agreement. The increases were also partially offset by a $41 thousand or 9.2% decline in occupancy expense, resulting from relocating a branch to a lower cost and more favorable location.

Income Taxes

Income tax expense increased $366 thousand to $1.5 million for the three months ended June 30, 2025 compared to $1.1 million for the three months ended June 30, 2024. Our effective tax rate for the three months ended June 30, 2025 was 22.5% compared to 22.2% for the same period ended June 30, 2024.

Discussion and Analysis of Financial Condition

Assets, Liabilities, and Shareholders’ Equity

The Company’s total assets increased $33.0 million or 1.5% to $2.27 billion at June 30, 2025 compared to $2.23 billion at December 31, 2024. The increase in total assets was predominantly attributable to an increase in the Company’s loan portfolio, which grew by $44.7 million or 2.4% during the year, partially offset by decreases in interest-bearing deposits with banks and investment securities of $9.0 million and $6.2 million, respectively.

The Company’s total liabilities increased $25.9 million or 1.3% to $2.01 billion at June 30, 2025 compared to $1.99 billion at December 31, 2024. The increase in total liabilities was mainly due to the Company borrowing an additional $16.5 million of federal funds purchased at June 30, 2025.

Shareholders’ equity increased $7.1 million or 2.9% to $253.7 million at June 30, 2025 compared to $246.6 million at December 31, 2024. The increase in shareholders’ equity was primarily attributable to net income earned during the current year coupled with a decrease in accumulated other comprehensive loss due to lower market interest rates during the six months ended June 30, 2025. Book value per share was $17.83 as of June 30, 2025 compared to $17.28 as of December 31, 2024, an increase of 3.2%. During the six months ended June 30, 2025, the Company repurchased 79,443 shares of its common stock at an average price of $17.05. The aggregate repurchase activity was accretive to the Company’s book value per share.

Investment Securities

The Company maintains a primarily fixed income investment securities portfolio that had a total carrying value of $215.8 million at June 30, 2025 and $222.3 million at December 31, 2024. The investment portfolio provides liquidity, interest income, credit risk diversification, means to manage interest rate sensitivity and collateral for secured public funds and secured credit lines. Investment securities are classified as available-for-sale or held-to-maturity based on management’s investment strategy and management’s assessment of the intent and ability to hold the securities until maturity. Investment securities that we may sell prior to maturity in response to changes in management’s investment strategy, liquidity needs, interest rate risk profile or for other reasons are classified as available-for-sale. The Company also had restricted stock and equity securities within its investment securities portfolio with total carrying values of $7.6 million and $3.1 million, respectively, as of June 30, 2025 and $7.6 million and $2.8 million, respectively, as of December 31, 2024.

The Company purchased $14.0 million of investment securities during the six months ended June 30, 2025, which were comprised of $13.0 million of agency mortgage-backed securities and $1.0 million of agency collateralized mortgage obligation securities. The Company did not sell any fixed income investment securities during the six months ended June 30, 2025. The Company had $23.3 million in maturities and principal repayments on securities during the six months ended June 30, 2025, which were comprised of $9.1 million of U.S. agency mortgage-backed securities, $7.8 million of U.S. Treasuries, $4.0 million of U.S. government and federal agencies securities and $2.5 million of U.S. agency collateralized mortgage obligation securities.

The following table summarizes the amortized cost and fair value of the Company’s fixed income investment portfolio as of June 30, 2025 and December 31, 2024, respectively.

	June 30, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Held-to-maturity
U.S. Treasuries	$6,002	$5,592	$6,001	$5,418
U.S. government and federal agencies	35,332	31,738	35,349	30,606
U.S. agency collateralized mortgage obligations	17,013	13,593	17,805	13,857
Taxable municipal	6,032	5,160	6,041	4,952
U.S. agency mortgage-backed	25,885	21,365	26,813	21,437
Total Held-to-maturity Securities	$90,264	$77,448	$92,009	$76,270
Available-for-sale
U.S. Treasuries	$20,215	$19,814	$27,920	$27,137
U.S. government and federal agencies	6,983	6,751	10,966	10,581
Corporate bonds	3,000	2,777	3,000	2,739
U.S. agency collateralized mortgage obligations	35,339	29,560	36,032	29,611
Tax-exempt municipal	1,378	1,175	1,379	1,171
Taxable municipal	270	268	270	263
U.S. agency mortgage-backed	69,141	65,153	64,274	58,755
Total Available-for-sale Securities	$136,326	$125,498	$143,841	$130,257

In the prevailing rate environments as of June 30, 2025 and December 31, 2024, the Company’s investment portfolio had an estimated weighted average remaining life of approximately 4.1 years and 4.2 years, respectively. The available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 3.1 years at both June 30, 2025 and December 31, 2024. The held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 5.6 years and 6.0 years as of June 30, 2025 and December 31, 2024, respectively.

The following table summarizes the maturity composition of our fixed income investment securities as of June 30, 2025, including the weighted average yield of each maturity band. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

	June 30, 2025
	Amortized	Fair	Weighted-Average
(Dollars in thousands)	Cost	Value	Yield
Held-to-maturity
Due in one year or less	$—	$—	—
Due after one year through five years	32,499	29,923	1.21%
Due after five years through ten years	17,514	15,068	1.76%
Due after ten years	40,251	32,457	1.44%
Total Held-to-maturity Securities	$90,264	$77,448	1.42%
Available-for-sale
Due in one year or less	$27,446	$26,987	1.41%
Due after one year through five years	12,387	12,042	3.16%
Due after five years through ten years	42,405	41,146	3.16%
Due after ten years	54,088	45,323	1.66%
Total Available-for-sale Securities	$136,326	$125,498	2.21%

Loan Portfolio

Gross loans, net of unearned income, increased $44.7 million to $1.92 billion as of June 30, 2025 compared to $1.87 billion as of December 31, 2024. The increase in loans from December 31, 2024, was primarily attributable to growth in investor real estate loans, construction and development loans, and residential mortgage loans. The Company continues to maintain its disciplined underwriting standards while prudently pursuing loan growth opportunities that provide acceptable risk-adjusted returns.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial	$1,192,067	62.34%	$1,181,090	63.24%
Construction and land development	186,409	9.75%	164,988	8.83%
Residential	489,522	25.60%	472,932	25.32%
Commercial - Non Real Estate:
Commercial loans	43,282	2.26%	47,736	2.56%
Consumer - Non-Real Estate:
Consumer loans	998	0.05%	906	0.05%
Total Gross Loans	$1,912,278	100.00%	$1,867,652	100.00%
Allowance for loan credit losses	(19,298)		(18,715)
Net deferred loan costs	4,637		4,521
Total net loans	$1,897,617		$1,853,458

Asset Quality

The Company maintains policies and procedures to promote sound underwriting and mitigate credit risk. The Chief Credit Officer is responsible for establishing credit risk policies and procedures, including underwriting and hold guidelines and credit approval authority, and monitoring credit exposure and performance of the Company’s lending-related transactions.

The Company’s asset quality remained strong through the first half of 2025. The Company did not have any nonperforming assets, which includes nonperforming loans, OREO, or loans classified as substandard as of June 30, 2025. The Company had one loan that was 90 days past due and still accruing interest as of December 31, 2024. The loan paid off, in full, on January 7, 2025. As a result, the Company did not have any nonperforming loans, which consists of loans that are 90 days or more past due or loans placed on nonaccrual as of June 30, 2025.

The Company did not have any nonaccrual loans as of June 30, 2025 or December 31, 2024 nor were there any loans placed on nonaccrual during those periods. A loan is placed on nonaccrual status when (i) the Company is advised by the borrower that scheduled principal or interest payments cannot be met, (ii) when management’s best judgment indicates that payment in full of principal and interest can no longer be expected, or (iii) when any such loan or obligation becomes delinquent for 90 days, unless it is both well-secured and in the process of collection. As a result, the Company did not have any interest income that would have been recognized on nonaccrual loans for the three or six months ended June 30, 2025 or the three or six months ended June 30, 2024.

The following table summarizes the Company’s asset quality as of June 30, 2025 and December 31, 2024.

(Dollars in thousands)	June 30, 2025	December 31, 2024
Nonaccrual loans	$—	$—
Loans past due 90 days and accruing interest	—	9,978
Other real estate owned and repossessed assets	—	—
Total nonperforming assets	$—	$9,978

Allowance for loan credit losses to nonperforming assets	N/M	N/M
Nonaccrual loans to gross loans	0.00%	0.00%
Nonperforming assets to period end loans and OREO	0.00%	0.53%

N/M – Not meaningful

Allowance for Loan Credit Losses

Refer to the discussion in Note 1 of the audited financial statements and notes for the year ended December 31, 2024 contained in the Company’s 2024 Annual Report on Form 10-K for management’s approach to estimating the allowance for loan credit losses.

The Company recorded no net charge-offs or recoveries during the three or six months ended June 30, 2025 and June 30, 2024.  At June 30, 2025, the allowance for loan credit losses was $19.3 million or 1.01% of outstanding loans, net of unearned income, compared to $18.4 million or 1.01% of outstanding loans, net of unearned income, at December 31, 2024. The increase in the allowance as a percentage of outstanding loans, net of unearned income, was primarily a result of the growth of the Company’s loan portfolio since prior year-end along with changes in the composition of the loan portfolio, updates to the economic forecast and considerations of qualitative factors.

The following table summarizes the Company’s loan loss experience by loan portfolio for the three and six months ended June 30, 2025 and June 30, 2024.

Three Months Ended
	June 30, 2025		June 30, 2024
	Net	Net	Net	Net
	(charge-offs)	(charge-off)	(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)	recoveries	recovery rate (1)
Real estate loans:
Commercial	$—	—	$—	—
Construction and land development	—	—	—	—
Residential	—	—	—	—
Commercial loans	—	—	—	—
Consumer loans	—	—	—	—
Total	$—		$—

Average loans outstanding during the period	$1,868,290		$1,810,722
Allowance coverage ratio (2)		1.01%		1.01%
Total net (charge-off) recovery rate		—%		—%
Allowance to nonaccrual loans ratio(3)		N/M		N/M

N/M – Not meaningful

(1)	The net (charge-off) recovery rate is calculated by dividing annualized total net (charge-offs) recoveries during the period by average gross loans outstanding during the period.
(2)	The allowance coverage ratio is calculated by dividing the allowance for loan credit losses at the end of the period by gross loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan credit losses at the end of the period by nonaccrual loans at the end of the period.

Six Months Ended
	June 30, 2025		June 30, 2024
	Net	Net	Net	Net
	(charge-offs)	(charge-off)	(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)	recoveries	recovery rate (1)
Real estate loans:
Commercial	$—	—	$—	—
Construction and land development	—	—	—	—
Residential	—	—	—	—
Commercial loans	—	—	1	0.01%
Consumer loans	—	—	—	—
Total	$—		$1

Average loans outstanding during the period	$1,868,296		$1,823,344
Allowance coverage ratio (2)		1.01%		1.01%
Total net (charge-off) recovery rate		—%		—%
Allowance to nonaccrual loans ratio(3)		N/M		N/M

NM – Not meaningful

(1)	The net (charge-off) recovery rate is calculated by dividing annualized total net (charge-offs) recoveries during the period by average gross loans outstanding during the period.
(2)	The allowance coverage ratio is calculated by dividing the allowance for loan credit losses at the end of the period by gross loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan credit losses at the end of the period by nonaccrual loans at the end of the period.

The following tables summarize the allowance for loan credit losses by portfolio with a comparison of the percentage composition in relation to total allowance for loan credit losses and total loans as of  June 30, 2025 and December 31, 2024.

	June 30, 2025
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan Credit	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$11,847	61.39%	62.34%
Construction and land development	2,121	10.99%	9.75%
Residential	4,777	24.75%	25.60%
Commercial - Non-Real Estate:
Commercial loans	533	2.76%	2.26%
Consumer - Non-Real Estate:
Consumer loans	20	0.10%	0.05%
Total	$19,298	100.00%	100.00%

	December 31, 2024
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan Credit	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$11,732	62.69%	63.24%
Construction and land development	1,761	9.41%	8.83%
Residential	4,594	24.54%	25.32%
Commercial - Non-Real Estate:
Commercial loans	548	2.93%	2.56%
Consumer - Non-Real Estate:
Consumer loans	80	0.43%	0.05%
Total	$18,715	100.00%	100.00%

Management believes that the allowance for loan credit losses is adequate to absorb lifetime expected credit losses inherent in the portfolio as of June 30, 2025. There can be no assurance, however, that adjustments to the provision for (recovery of) credit losses will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; or changes in the circumstances of particular borrowers are criteria that could change and make adjustments to the provision for (recovery of) credit losses necessary.

Deposits

Total deposits increased $4.5 million or 0.2% to $1.90 billion as of June 30, 2025 compared to $1.89 billion as of December 31, 2024.

Non-interest bearing demand deposits increased $5.3 million or 1.2% to $438.6 million as of June 30, 2025 compared to $433.3 million at December 31, 2024. Non-interest bearing demand deposits represented 23.1% and 22.9% of total deposits at June 30, 2025 and December 31, 2024, respectively.

Interest-bearing deposits, which include NOW accounts, regular savings accounts, money market accounts, and time deposits, were relatively unchanged at $1.46 billion as of June 30, 2025 compared to December 31, 2024. Interest-bearing deposits represented 76.9% and 77.1% of total deposits at June 30, 2025 and December 31, 2024, respectively.

The Company focuses on funding asset growth with deposit accounts, with an emphasis on core deposit growth, as its primary source of deposits. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, time deposits, reciprocal IntraFi Demand® deposits, reciprocal IntraFi Money Market® deposits and reciprocal IntraFi CD® deposits. Core deposits totaled $1.59 billion or 84.1% of total deposits and $1.62 billion or 85.4% of total deposits at June 30, 2025 and December 31, 2024, respectively.

The following table sets forth the average balances of deposits and the average interest rates paid for the three months ended June 30, 2025 and June 30, 2024.

	June 30, 2025		June 30, 2024
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$433,798		$432,794
Interest bearing:
NOW accounts	330,306	2.23%	303,745	2.66%
Money market accounts	348,321	2.67%	321,822	3.18%
Savings accounts	42,092	1.02%	51,179	1.46%
Time deposits	728,908	4.26%	773,470	4.53%
Total interest-bearing	1,449,627	3.32%	1,450,216	3.73%
Total	$1,883,425	2.56%	$1,883,010	2.87%

The following table sets forth the average balances of deposits and the average interest rates paid for the six months ended June 30, 2025 and June 30, 2024.

	June 30, 2025		June 30, 2024
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$429,322		$423,414
Interest bearing:
NOW accounts	343,682	2.32%	308,612	2.74%
Money market accounts	343,810	2.70%	323,287	3.19%
Savings accounts	42,574	1.00%	52,122	1.39%
Time deposits	724,806	4.32%	791,157	4.50%
Total interest-bearing	1,454,872	3.37%	1,475,178	3.73%
Total	$1,884,194	2.60%	$1,898,592	2.90%

The following table sets forth the maturity ranges of certificates of deposit with balances of $250,000 or more as of June 30, 2025.

	June 30, 2025
(Dollars in thousands)	Total	Uninsured
Three months or less	$30,646	$23,146
Over three through 6 months	61,477	44,977
Over 6 through 12 months	171,045	137,545
Over 12 months	61,175	56,675
Total	$324,343	$262,343

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $815.5 million at June 30, 2025 and $816.7 million at December 31, 2024. Included in these amounts were $159.5 million and $157.4 million of public fund deposits that are collateralized as of June 30, 2025 and December 31, 2024, respectively. Deposits that were not insured or not collateralized represented 35% of total deposits at both June 30, 2025 and December 31, 2024.

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

Shareholders’ equity increased $7.1 million or 2.9% to $253.7 million at June 30, 2025 compared to $246.6 million at December 31, 2024. During the six months ended June 30, 2025, the increase in shareholders’ equity was primarily attributable to a $5.6 million increase in retained earnings, a result of the year-to-date net income exceeding the amount of dividends paid, coupled with a $2.2 million decrease in accumulated other comprehensive loss, due to lower market interest rates. Book value per share was $17.83 as of June 30, 2025 compared to $17.28 as of December 31, 2024.

In July of 2024, the Company’s Board of Directors authorized the extension of the Company’s stock repurchase program that was originally adopted in August of 2021. Under the stock repurchase program, the Company may repurchase up to 700,000 shares of its outstanding common stock, or 5.0% of outstanding shares as of September 30, 2024. The stock repurchase program will expire on August 31, 2025, or earlier if all the authorized shares have been repurchased.  The Company repurchased 76,804 and 79,443 shares of its outstanding common stock under the program during the three and six months ended June 30, 2025, respectively.

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

In addition to the liquidity provided by balance sheet cash flows, the Company supplements its liquidity with additional sources such as secured borrowing credit lines with the FHLB and the Federal Reserve Bank. Specifically, the Company has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and commercial loans to the Federal Reserve Bank. Based on collateral pledged as of June 30, 2025, the total FHLB available borrowing capacity was $416.2 million. Additional borrowing capacity with the Federal Reserve Bank was approximately $113.9 million as of June 30, 2025.

On September 3, 2024, the Company took out three fixed interest rate FHLB advances with terms of 18, 24, and 36 months.  The interest rates on the advances range from 3.91% to 4.14%. At June 30, 2025, the Company had three outstanding FHLB advances totaling $56.0 million.

Total liquidity, defined as cash and cash equivalents, unencumbered securities at fair value, and available secured borrowing capacity, was $755.6 million at June 30, 2025 compared to $727.3 million at December 31, 2024.

In addition to available secured borrowing capacity, the Company had available federal funds lines with correspondent banks of $93.5 million at June 30, 2025.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Issuer purchases of Registered Equity Securities:

On August 18, 2021, the Company’s Board of Directors approved a share repurchase plan (the “Plan”) of up to 5% of outstanding common stock. As announced in a Current Report of Form 8-K filed with the SEC on July 25, 2024, the  Plan, which was set to expire August 31, 2024, was extended to August 31, 2025. The first repurchase under the Plan occurred in May 2024. The following table reflects share repurchase activity during the three months ended June 30, 2025:

	Total Number of Shares Repurchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 2025	14,727	15.93	14,727	679,631
May 2025	22,881	16.96	22,881	656,750
June 2025	39,196	17.49	39,196	617,554
	76,804	$17.03	76,804

(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)

During the fiscal quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description

10.1

John Marshall Bancorp, Inc. 2025 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders held on June 17, 2025, filed with the SEC on April 29, 2025).

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0†

Interactive data files formatted in Inline eXtensible Business Reporting Language pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2025 (unaudited) and December 31, 2024, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2025 and June 30, 2024 (unaudited), (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and June 30, 2024  (unaudited), (iv) the Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2025 and June 30, 2024 (unaudited), (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and June 30, 2024  (unaudited) and (vi) the Notes to the Consolidated Financial Statements.

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.0)

†Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2025

JOHN MARSHALL BANCORP, INC.

By:	/s/ Christopher W. Bergstrom
Name:	Christopher W. Bergstrom
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kent D. Carstater
Name:	Kent D. Carstater
Title:	Senior Executive Vice President, Chief Financial Officer
(Principal Financial Officer)