Form 10-Q
period 2025-09-30
John Marshall Bancorp, Inc.
filed 2025-11-14
CIK 1710482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 11, 2025, there were 14,175,540 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN MARSHALL BANCORP, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets	(Unaudited)
Cash and due from banks	$8,867	$5,945
Interest-bearing deposits in other banks	154,778	116,524
Total cash and cash equivalents	163,645	122,469
Securities available-for-sale, at fair value	116,378	130,257
Securities held-to-maturity at amortized cost, fair value of $77,647 and $76,270 as of September 30, 2025 and December 31, 2024, respectively	89,291	92,009
Less: Allowance for investment credit losses	—	—
Securities held-to-maturity, net	89,291	92,009
Restricted securities, at cost	7,641	7,634
Equity securities, at fair value	2,809	2,832
Loans, net of unearned income	1,938,108	1,872,173
Less: Allowance for loan credit losses	(19,714)	(18,715)
Loans, net	1,918,394	1,853,458
Bank premises and equipment, net	1,424	1,318
Accrued interest receivable	5,819	5,996
Right of use assets	4,583	5,013
Other assets	14,560	13,961
Total assets	$2,324,544	$2,234,947
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand deposits	$446,925	$433,288
Interest-bearing demand deposits	727,295	705,097
Savings deposits	39,427	44,367
Time deposits	755,181	709,663
Total deposits	1,968,828	1,892,415
Federal Home Loan Bank advances	56,000	56,000
Subordinated debt	24,854	24,791
Accrued interest payable	1,869	2,394
Lease liabilities	4,941	5,369
Other liabilities	8,360	7,364
Total liabilities	$2,064,852	$1,988,333
Commitments and contingencies (Note 7)
Shareholders’ Equity
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued	$—	$—
Common stock, nonvoting, par value $0.01 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, voting, par value $0.01 per share; authorized 30,000,000 shares; issued and outstanding, 14,216,781 shares at September 30, 2025, including 51,085 unvested shares, 14,269,469 shares at December 31, 2024, including 54,388 unvested shares	142	142
Additional paid-in capital	96,311	97,173
Retained earnings	170,998	159,951
Accumulated other comprehensive loss	(7,759)	(10,652)
Total shareholders’ equity	$259,692	$246,614
Total liabilities and shareholders’ equity	$2,324,544	$2,234,947

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest and Dividend Income
Interest and fees on loans	$26,191	$24,306	$76,218	$71,289
Interest on investment securities, taxable	1,043	1,138	3,145	3,602
Interest on investment securities, tax-exempt	9	9	27	27
Dividends	119	97	363	262
Interest on deposits in banks	1,583	2,878	4,339	6,958
Total interest and dividend income	$28,945	$28,428	$84,092	$82,138
Interest Expense
Deposits	$12,424	$14,102	$36,725	$41,484
Federal funds purchased	—	—	2	2
Federal Home Loan Bank advances	572	174	1,696	174
Federal Reserve Bank borrowings	—	647	—	2,451
Subordinated debt	349	349	1,047	1,047
Total interest expense	$13,345	$15,272	$39,470	$45,158
Net Interest Income	$15,600	$13,156	$44,622	$36,980
Provision for (recovery of) credit losses	356	400	1,064	(667)
Net interest income after provision for (recovery of) credit losses	$15,244	$12,756	$43,558	$37,647
Non-interest Income
Service charges on deposit accounts	$87	$84	$255	$260
Other service charges and fees	135	160	429	474
Insurance commissions	58	64	304	357
Gain on sale of government guaranteed loans	106	160	203	509
Non-qualified deferred compensation plan asset gains, net	158	139	364	298
Other income	109	10	110	92
Total non-interest income	$653	$617	$1,665	$1,990
Non-interest Expenses
Salaries and employee benefits	$5,693	$4,897	$15,971	$14,583
Occupancy expense of premises	405	444	1,218	1,343
Furniture and equipment expenses	329	304	959	902
Other operating expenses	2,607	2,386	7,446	7,035
Total non-interest expenses	$9,034	$8,031	$25,594	$23,863
Income before income taxes	$6,863	$5,342	$19,629	$15,774
Income Tax Expense	1,459	1,107	4,312	3,430
Net income	$5,404	$4,235	$15,317	$12,344
Earnings per share, basic	$0.38	$0.30	$1.07	$0.87
Earnings per share, diluted	$0.38	$0.30	$1.07	$0.87

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Income	$5,404	$4,235	$15,317	$12,344
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax of $196 and $893 for the three months ended September 30, 2025 and September 30, 2024, respectively. Unrealized gains on available-for-sale securities, net of tax of $775 and $823 for the nine months ended September 30, 2025 and September 30, 2024, respectively.	736	3,357	2,914	3,097
Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax of $(2) and $(5) for the three months ended September 30, 2025 and September 30, 2024, respectively. Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax of $(6) and $(16) for the nine months ended September 30, 2025 and September 30, 2024, respectively.	(6)	(17)	(21)	(61)
Total other comprehensive income	$730	$3,340	$2,893	$3,036
Total comprehensive income	$6,134	$7,575	$18,210	$15,380

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended September 30, 2025 and 2024

(In thousands, except share and per share data)

(Unaudited)

					Accumulated
					Other	Total
			Additional Paid- In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	(Loss)	Equity
Balance, June 30, 2024	14,183,600	$142	$96,817	$150,942	$(12,555)	$235,346
Net income	—	—	—	4,235	—	4,235
Other comprehensive income	—	—	—	—	3,340	3,340
Cash dividends attributable to changes in common shares through the record date	—	—	—	(3)	—	(3)
Exercise of stock options, net of 6,026 shares surrendered	9,324	—	68	—	—	68
Share-based compensation	—	—	132	—	—	132
Balance, September 30, 2024	14,192,924	$142	$97,017	$155,174	$(9,215)	$243,118

Balance, June 30, 2025	14,181,356	$142	$96,485	$165,594	$(8,489)	$253,732
Net income	—	—	—	5,404	—	5,404
Other comprehensive income	—	—	—	—	730	730
Repurchase of common stock	(15,660)	—	(294)	—	—	(294)
Share-based compensation	—	—	120	—	—	120
Balance, September 30, 2025	14,165,696	$142	$96,311	$170,998	$(7,759)	$259,692

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2025 and 2024

(In thousands, except share and per share data)

(Unaudited)

					Accumulated
					Other	Total
			Additional Paid- In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	(Loss)	Equity
Balance, December 31, 2023	14,101,215	$141	$95,636	$146,388	$(12,251)	$229,914
Net income	—	—	—	12,344	—	12,344
Other comprehensive income	—	—	—	—	3,036	3,036
Repurchase of common stock	(3,003)	—	(49)	—	—	(49)
Dividend declared on common stock ($0.25 per share)	—	—	—	(3,558)	—	(3,558)
Exercise of stock options, net of 6,449 shares surrendered	92,038	1	1,036	—	—	1,037
Restricted stock vesting, net of 141 shares surrendered	2,674	—	(3)	—	—	(3)
Share-based compensation	—	—	397	—	—	397
Balance, September 30, 2024	14,192,924	$142	$97,017	$155,174	$(9,215)	$243,118

Balance, December 31, 2024	14,215,081	$142	$97,173	$159,951	$(10,652)	$246,614
Net income	—	—	—	15,317	—	15,317
Other comprehensive income	—	—	—	—	2,893	2,893
Repurchase of common stock	(95,103)	—	(1,651)	—	—	(1,651)
Dividend declared on common stock ($0.30 per share)	—	—	—	(4,270)	—	(4,270)
Exercise of stock options, net of 12,683 shares surrendered	43,541	—	446	—	—	446
Restricted stock vesting, net of 798 shares surrendered	2,177	—	(15)	—	—	(15)
Share-based compensation	—	—	358	—	—	358
Balance, September 30, 2025	14,165,696	$142	$96,311	$170,998	$(7,759)	$259,692

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$15,317	$12,344
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	380	334
Right of use asset amortization	780	890
Provision for (recovery of) credit losses	1,064	(667)
Share-based compensation expense	358	397
Net accretion of securities	(146)	(232)
Fair value adjustment on equity securities	(364)	(298)
Amortization of debt issuance costs	63	62
Net loss (gain) on premises and equipment	3	(1)
Deferred tax benefit	(337)	(160)
Gain on sale of government guaranteed loans	(203)	(509)
Changes in assets and liabilities:
Decrease in accrued interest receivable	177	453
Decrease (increase) in other assets	(1,009)	3,085
Decrease in accrued interest payable	(525)	(2,255)
Increase (decrease) in other liabilities	152	(1,682)
Net cash provided by operating activities	$15,710	$11,761
Cash Flows from Investing Activities
Net (increase) decrease in loans	$(68,379)	$11,898
Proceeds from sale of government guaranteed loans originally classified as held for investment	2,649	5,982
Purchase of available-for-sale securities	(13,987)	—
Proceeds from maturities, calls and principal repayments of available-for-sale securities	31,755	29,549
Proceeds from maturities, calls and principal repayments of held-to-maturity securities	2,637	2,512
Net purchases of restricted securities	(6)	(2,618)
Net sales of equity securities	363	392
Proceeds from sale of premises and equipment	47	—
Purchases of bank premises and equipment	(536)	(231)
Net cash (used in) provided by investing activities	$(45,457)	$47,484
Cash Flows from Financing Activities
Net increase in deposits	$76,413	$29,550
Net proceeds of Federal Home Loan Bank advances	—	56,000
Repayment of Federal Reserve Bank borrowings	—	(54,000)
Cash dividends paid	(4,270)	(3,558)
Repayment of federal funds purchased	—	(10,000)
Issuance of common stock for share options exercised	446	1,037
Repurchase of shares for tax withholding on share-based compensation	(15)	(3)
Repurchase of common stock	(1,651)	(49)
Net cash provided by financing activities	$70,923	$18,977
Net increase in cash and cash equivalents	$41,176	$78,222
Cash and cash equivalents, beginning of period	122,469	99,005
Cash and cash equivalents, end of period	$163,645	$177,227
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$39,932	$47,351
Income taxes	4,157	—
Supplemental Disclosures of Noncash Transactions
Unrealized gain on securities available-for-sale	$3,690	$3,920
Right of use asset obtained in exchange for new operating lease liability	350	538

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for any other interim period or for the full year. All amounts and disclosures included in this quarterly report as of December 31, 2024, were derived from the Company’s audited consolidated financial statements.

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

Note 2— Investment Securities

Available-for-Sale

As of September 30, 2025, 96.3% of the Company’s available-for-sale investment portfolio was covered by the explicit or implied guarantee of the United States government or one of its agencies and 3.7% was rated investment grade or higher. All available-for-sale securities were current with no securities past due or on nonaccrual as of September 30, 2025 or December 31, 2024.

The following tables summarize the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses at September 30, 2025 and December 31, 2024.

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$17,231	$—	$(239)	$16,992
U.S. government and federal agencies	5,989	—	(182)	5,807
Corporate bonds	3,000	—	(189)	2,811
U.S. agency collateralized mortgage obligations	33,713	6	(5,535)	28,184
Tax-exempt municipal	1,378	—	(164)	1,214
Taxable municipal	270	—	—	270
U.S. agency mortgage-backed	64,692	108	(3,700)	61,100
Total Available-for-sale Securities	$126,273	$114	$(10,009)	$116,378

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$27,920	$—	$(783)	$27,137
U.S. government and federal agencies	10,966	—	(385)	10,581
Corporate bonds	3,000	—	(261)	2,739
U.S. agency collateralized mortgage obligations	36,032	—	(6,421)	29,611
Tax-exempt municipal	1,379	—	(208)	1,171
Taxable municipal	270	—	(7)	263
U.S. agency mortgage-backed	64,274	—	(5,519)	58,755
Total Available-for-sale Securities	$143,841	$—	$(13,584)	$130,257

The Company did not sell or recognize any gain or loss for any securities for the three and nine months ended September 30, 2025 and 2024.

Available-for-sale securities having a market value of $50.4 million and $48.8 million at September 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits. These securities had an amortized cost of $54.1 million and $52.5 million at September 30, 2025 and December 31, 2024, respectively.

The following tables summarize the fair value of securities available-for-sale at September 30, 2025 and December 31, 2024 and the corresponding amounts of gross unrealized losses. Management uses the valuations as of month-end in determining when securities are in an unrealized loss position. Therefore, a security’s market value could have exceeded its amortized cost on other days during the prior twelve-month period.

	September 30, 2025
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$—	$—	$16,992	$(239)	$16,992	$(239)
U.S. government and federal agencies	—	—	5,807	(182)	5,807	(182)
Corporate bonds	—	—	2,811	(189)	2,811	(189)
U.S. agency collateralized mortgage obligations	—	—	27,364	(5,535)	27,364	(5,535)
Tax-exempt municipal	—	—	1,214	(164)	1,214	(164)
Taxable municipal	—	—	270	—	270	—
U.S. agency mortgage-backed	—	—	49,300	(3,700)	49,300	(3,700)
Total Available-for-sale Securities	$—	$—	$103,758	$(10,009)	$103,758	$(10,009)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$—	$—	$27,137	$(783)	$27,137	$(783)
U.S. government and federal agencies	—	—	10,581	(385)	10,581	(385)
Corporate bonds	—	—	2,739	(261)	2,739	(261)
U.S. agency collateralized mortgage obligations	—	—	29,611	(6,421)	29,611	(6,421)
Tax-exempt municipal	—	—	1,171	(208)	1,171	(208)
Taxable municipal	—	—	263	(7)	263	(7)
U.S. agency mortgage-backed	—	—	58,755	(5,519)	58,755	(5,519)
Total Available-for-sale Securities	$—	$—	$130,257	$(13,584)	$130,257	$(13,584)

The Company had 138 and 147 securities in an unrealized loss position for 12 months or longer as of September 30, 2025 and December 31, 2024, respectively. The Company has evaluated available-for-sale securities in an unrealized loss position for credit related impairment at September 30, 2025 and December 31, 2024 and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no allowance for credit losses on available-for-sale securities at September 30, 2025.

The table below summarizes the contractual maturities of our available-for-sale investment securities as of September 30, 2025. Issuers may have the right to call or prepay certain obligations, and as such, the expected maturities of our securities may occur sooner than the scheduled contractual maturities presented below.

	September 30, 2025
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Available-for-sale
Due in one year or less	$22,701	$22,433
Due after one year through five years	17,737	17,223
Due after five years through ten years	34,275	33,479
Due after ten years	51,560	43,243
Total Available-for-sale Securities	$126,273	$116,378

In the prevailing rate environments as of both September 30, 2025 and December 31, 2024, the Company’s available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 3.1 years in each instance.

Held-to-Maturity

As of September 30, 2025, 93.3% of the Company’s held-to-maturity investment portfolio was covered by the explicit or implied guarantee of the United States government or one of its agencies and 6.7% was rated investment grade or higher. All held-to-maturity securities were current with no securities past due or on nonaccrual as of September 30, 2025 or December 31, 2024.

The following tables summarize the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized losses at September 30, 2025 and December 31, 2024, respectively.

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,002	$—	$(360)	$5,642
U.S. government and federal agencies	35,323	—	(3,206)	32,117
U.S. agency collateralized mortgage obligations	16,567	—	(3,143)	13,424
Taxable municipal	6,028	—	(800)	5,228
U.S. agency mortgage-backed	25,371	—	(4,135)	21,236
Total Held-to-maturity Securities	$89,291	$—	$(11,644)	$77,647

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,001	$—	$(583)	$5,418
U.S. government and federal agencies	35,349	—	(4,743)	30,606
U.S. agency collateralized mortgage obligations	17,805	—	(3,948)	13,857
Taxable municipal	6,041	—	(1,089)	4,952
U.S. agency mortgage-backed	26,813	—	(5,376)	21,437
Total Held-to-maturity Securities	$92,009	$—	$(15,739)	$76,270

Held-to-maturity securities having a market value of $46.1 million and $43.0 million at September 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits. These securities had an amortized cost of $51.1 million and $50.0 million at September 30, 2025 and December 31, 2024, respectively.

The Company evaluates the credit risk of its held-to-maturity securities on at least a quarterly basis. The Company estimates expected credit losses on held-to-maturity securities on an individual basis based on a probability of default/loss given default methodology primarily using security-level credit ratings. The primary indicators of credit quality for the Company’s held-to-maturity portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The Company’s held-to-maturity securities with credit risk were comprised of municipal bonds and had a credit rating of AA or better as of September 30, 2025. All other held-to-maturity securities are covered by the explicit or implied guarantee of the United States government or one of its agencies. The Company did not have an allowance for credit losses on held-to-maturity securities as of September 30, 2025 or December 31, 2024.

The table below summarizes the contractual maturities of our held-to-maturity investment securities as of September 30, 2025. Issuers may have the right to call or prepay certain obligations and as such, the expected maturities of our securities may occur sooner than the scheduled contractual maturities presented below.

	September 30, 2025
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	33,496	31,110
Due after five years through ten years	16,493	14,385
Due after ten years	39,302	32,152
Total Held-to-maturity Securities	$89,291	$77,647

In the prevailing rate environments as of September 30, 2025 and December 31, 2024, the Company’s held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 5.4 years and 6.0 years, respectively.

Restricted Securities

The table below summarizes the carrying amount of restricted securities as of September 30, 2025 and December 31, 2024.

(Dollars in thousands)	September 30, 2025	December 31, 2024
Federal Reserve Bank Stock	$3,339	$3,327
Federal Home Loan Bank Stock	4,242	4,247
Community Bankers’ Bank Stock	60	60
Total Restricted Securities	$7,641	$7,634

Equity Securities

The Company held equity securities with readily determinable fair values totaling $2.8 million at September 30, 2025 and December 31, 2024 in each instance. These securities consist of mutual funds held in a trust and were obtained for the purpose of economically hedging changes in the Company’s nonqualified deferred compensation liability. Changes in the fair value of these securities are reflected in earnings. Gains of $158 thousand and $139 thousand were recorded in non-interest income in the Consolidated Statements of Income for the three months ended September 30, 2025 and September 30, 2024, respectively.  Gains of $364 thousand and $298 thousand were recorded in non-interest income in the Consolidated Statements of Income for the nine months ended September 30, 2025 and 2024, respectively.

Note 3— Loans

The following table presents the composition of the Company’s loan portfolio as of September 30, 2025 and December 31, 2024.

(Dollars in thousands)	September 30, 2025	December 31, 2024
Real Estate Loans:
Commercial	$1,191,151	$1,181,090
Construction and land development	193,444	164,988
Residential	501,104	472,932
Commercial - Non-Real Estate:
Commercial loans	46,610	47,736
Consumer - Non-Real Estate:
Consumer loans	1,029	906
Total Gross Loans	$1,933,338	$1,867,652
Allowance for loan credit losses	(19,714)	(18,715)
Net deferred loan costs	4,770	4,521
Total net loans	$1,918,394	$1,853,458

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

At September 30, 2025 and December 31, 2024, the Bank’s SBA 7(a) loan servicing portfolio, which is not included in the Company’s consolidated financial statements, totaled $8.4 million and $6.4 million, respectively. At September 30, 2025 and December 31, 2024, SBA servicing rights of $119 thousand and $97 thousand were recorded in other assets in the Consolidated Balance Sheets, respectively. There was no valuation allowance on loan servicing rights at September 30, 2025 or December 31, 2024.

Note 4— Allowance for Loan Credit Losses

The following tables present the activity in the allowance for loan credit losses for the nine months ended September 30, 2025 and 2024.

	September 30, 2025
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Total
Beginning balance, December 31, 2024	$11,732	$1,761	$4,594	$548	$80	$18,715
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	2	—	2
Provision for (recovery of) credit losses	101	513	373	17	(7)	997
Ending balance, September 30, 2025	$11,833	$2,274	$4,967	$567	$73	$19,714

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

There were no collateral dependent or individually evaluated loans as of September 30, 2025. There was one collateral dependent loan totaling $10.0 million in outstanding principal that was individually evaluated as of December 31, 2024.  Management concluded that the real estate secured collateral value of the loan, net of the estimated cost to sell, exceeded the carrying value of the loan and no reserve was necessary.  The loan paid off, in full, on January 7, 2025.

Delinquency Information

The following tables present a summary of past due and nonaccrual loans by segment as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$1,191,151	$1,191,151	$—	$—
Construction and land development	—	—	—	—	193,444	193,444	—	—
Residential	—	—	—	—	501,104	501,104	—	—
Commercial	—	—	—	—	46,610	46,610	—	—
Consumer	—	—	—	—	1,029	1,029	—	—
Total Loans	$—	$—	$—	$—	$1,933,338	$1,933,338	$—	$—

	December 31, 2024
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$9,978	$9,978	$1,171,112	$1,181,090	$9,978	$—
Construction and land development	—	—	—	—	164,988	164,988	—	—
Residential	—	—	—	—	472,932	472,932	—	—
Commercial	—	—	—	—	47,736	47,736	—	—
Consumer	—	—	—	—	906	906	—	—
Total Loans	$—	$—	$9,978	$9,978	$1,857,674	$1,867,652	$9,978	$—

The $10.0 million of 90 Days or More Past Due and Still Accruing as of December 31, 2024 was comprised of one loan. The loan paid off, in full, on January 7, 2025.

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

Internal
Days Past Due	Risk Rating
0 - 29 days	Pass
30-59 days	Special Mention
60-89 days	Substandard
90-119 days	Doubtful
120+ days	Loss

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of September 30, 2025.

	Term Loans by Year of Origination
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Real Estate Loans - Commercial
Pass	$93,525	$151,442	$66,136	$261,725	$161,280	$431,877	$3,573	$1,169,558
Special mention	—	—	—	21,593	—	-	—	21,593
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Commercial	$93,525	$151,442	$66,136	$283,318	$161,280	$431,877	$3,573	$1,191,151

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Construction and land development
Pass	$44,668	$67,995	$24,359	$14,887	$773	$13,355	$26,320	$192,357
Special mention	—	—	—	—	—	1,087	—	1,087
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Construction and land development	$44,668	$67,995	$24,359	$14,887	$773	$14,442	$26,320	$193,444

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Residential
Pass	$60,612	$28,598	$63,087	$102,094	$110,366	$110,092	$26,255	$501,104
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Residential	$60,612	$28,598	$63,087	$102,094	$110,366	$110,092	$26,255	$501,104

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$7,069	$5,470	$3,484	$4,648	$713	$6,575	$18,651	$46,610
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial Loans	$7,069	$5,470	$3,484	$4,648	$713	$6,575	$18,651	$46,610

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Pass	$438	$533	$39	$—	$—	$—	$19	$1,029
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer Loans	$438	$533	$39	$—	$—	$—	$19	$1,029

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of December 31, 2024.

	Term Loans by Year of Origination
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Real Estate Loans - Commercial
Pass	$133,591	$66,453	$287,181	$176,424	$116,364	$362,135	$1,474	$1,143,622
Special mention	—	—	12,702	—	—	14,788	—	27,490
Substandard	—	—	—	9,978	—	—	—	9,978
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Commercial	$133,591	$66,453	$299,883	$186,402	$116,364	$376,923	$1,474	$1,181,090

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Construction and land development
Pass	$64,826	$40,190	$17,635	$4,395	$2,254	$11,974	$22,613	$163,887
Special mention	—	—	—	—	—	1,101	—	1,101
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Construction and land development	$64,826	$40,190	$17,635	$4,395	$2,254	$13,075	$22,613	$164,988

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Residential
Pass	$31,815	$71,489	$110,724	$114,991	$81,482	$39,868	$22,563	$472,932
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Residential	$31,815	$71,489	$110,724	$114,991	$81,482	$39,868	$22,563	$472,932

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$13,622	$4,628	$5,770	$1,351	$1,323	$7,032	$14,010	$47,736
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial Loans	$13,622	$4,628	$5,770	$1,351	$1,323	$7,032	$14,010	$47,736

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Pass	$812	$72	$—	$—	$—	$3	$19	$906
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer Loans	$812	$72	$—	$—	$—	$3	$19	$906

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Revolving loans that are converted to term loans are treated as new originations in both tables above and are presented by year of origination.

Modifications with Borrowers Experiencing Financial Difficulty

The allowance for loan credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination. The starting point for the estimate of the allowance for loan credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company may provide concessions to borrowers experiencing financial difficulty to minimize the economic loss and improve long-term loan performance and collectability. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. The Company did not make any loan modifications to borrowers experiencing financial difficulty during the the nine months ended September 30, 2025 and 2024. There were also no instances of defaults on loans that occurred during the the nine months ended September 30, 2025 and 2024 for loans that had been modified during the previous 12 months. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance because of the measurement methodologies used to estimate the allowance, a change to the allowance is generally not recorded upon modification.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $1.2 million at both September 30, 2025 and December 31, 2024 is separately classified within Other Liabilities on the Consolidated Balance Sheets.  The provision for credit losses recorded during the nine months ended September 30, 2025 was primarily due to an increase in unfunded commitments.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the nine months ended September 30, 2025 and 2024.

Allowance for Credit Losses
(Dollars in thousands)	Unfunded Commitments
Beginning balance, December 31, 2024	$1,083
Provision for credit losses	67
Ending balance, September 30, 2025	$1,150

Allowance for Credit Losses
(Dollars in thousands)	Unfunded Commitments
Beginning balance, December 31, 2023	$620
Provision for credit losses	397
Ending balance, September 30, 2024	$1,017

Note 5— Derivatives

The Company enters into interest rate swap agreements (“swaps”) with commercial loan customers to provide a facility for customers to manage their interest rate risk. These swaps are matched in exact offsetting terms with swaps that the Company enters into with an independent third party. These swaps qualify as derivatives, but are not designated as hedging instruments.

The following tables summarize the Company’s swaps at September 30, 2025 and December 31, 2024.

	September 30, 2025
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$35,533	$250	2.9 years	6.01%	4.95%
Pay variable/receive fixed swaps	35,533	(250)	2.9 years	4.95%	6.01%
Total interest rate swap agreements	$71,066	$—	2.9 years	5.48%	5.48%

	December 31, 2024
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$24,195	$549	2.7 years	6.12%	4.09%
Pay variable/receive fixed swaps	24,195	(549)	2.7 years	4.09%	6.12%
Total interest rate swap agreements	$48,390	$—	2.7 years	5.11%	5.11%

The estimated fair value of the swaps at September 30, 2025 and December 31, 2024 was recorded in other assets and liabilities in the Consolidated Balance Sheets. The associated net gains and losses on the swaps are recorded in other income in the Consolidated Statements of Income.

Note 6— Deposits and Borrowings

The following tables show the components of the Company’s funding sources.

(Dollars in thousands)	September 30, 2025	December 31, 2024
Deposits:
Non-interest bearing demand deposits(1)	$446,925	$433,288
Interest-bearing demand deposits(1)	727,295	705,097
Savings deposits	39,427	44,367
Time deposits(2)	755,181	709,663
Total Deposits	$1,968,828	$1,892,415

(1)	Overdraft demand deposits reclassified to loans totaled $12 thousand at September 30, 2025 and $1 thousand December 31, 2024.
(2)	The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was $337.8 million and $315.5 million at September 30, 2025 and December 31, 2024, respectively.

The Company obtains certain deposits through the efforts of third-party brokers. Brokered deposits totaled $302.0 million and $276.4 million at September 30, 2025 and December 31, 2024, respectively, and were included primarily in time deposits on the Company’s Consolidated Balance Sheets. At September 30, 2025, there were no depositors that represented 5% or more of the Company’s total deposits.

The following table presents the carrying value and interest rate ranges for the Company’s long-term debt as of September 30, 2025 and December 31, 2024.

			September 30, 2025	December 31, 2024
(Dollars in thousands)	Stated Interest Rate Range	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term Debt:
FHLB advances	3.91% - 4.14%	3.99%	$56,000	$56,000
Subordinated debt	5.25%	5.25%	24,854	24,791
Total Long-term Debt			$80,854	$80,791

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

The Company, from time to time, uses Federal Home Loan Bank of Atlanta (“FHLB”) advances as a source of funding and to manage interest rate risk. FHLB advances are secured by a blanket floating lien on all real estate mortgage loans secured by 1-to-4 family residential, multi-family and commercial real estate properties. On September 3, 2024, the Company took out three fixed interest rate advances with terms of 18, 24, and 36 months.  The interest rates on the advances range from 3.91% to 4.14%.  At September 30, 2025, these three outstanding FHLB advances totaled $56.0 million.  Available borrowing capacity based on collateral value amounted to approximately $446.9 million as of September 30, 2025.

The Company also has the capacity to borrow up to $115.5 million at the Federal Reserve discount window of which none had been drawn upon at September 30, 2025. The Bank had loans pledged at the Federal Reserve discount window totaling $163.0 million as of September 30, 2025.

The Company also has federal funds lines of credit with correspondent banks available for overnight borrowing of $110 million as of September 30, 2025. None of the federal funds lines of credit were drawn upon as of September 30, 2025.

The following table shows the carrying amount of the Company’s time deposits by contractual maturity as of September 30, 2025.

(Dollars in thousands)	September 30, 2025
2025	$126,425
2026	429,537
2027	160,632
2028	36,170
2029	1,173
Thereafter	1,244
Total	$755,181

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

The following table summarizes the contract or notional amount of the Company’s exposure to off-balance sheet risk as of September 30, 2025 and December 31, 2024.

(Dollars in thousands)	September 30, 2025	December 31, 2024
Commitments to extend credit	$321,414	$316,249
Standby letters of credit	$9,942	$10,767

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

The following tables summarize the fair value of assets measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

		Fair Value Measurements at September 30, 2025 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	September 30, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$16,992	$—	$16,992	$—
U.S. government and federal agencies	5,807	—	5,807	—
Corporate bonds	2,811	—	2,811	—
U.S. agency collateralized mortgage obligations	28,184	—	28,184	—
Tax-exempt municipal	1,214	—	1,214	—
Taxable municipal	270	—	270	—
U.S. agency mortgage-backed	61,100	—	61,100	—
Equity securities, at fair value	2,809	2,809	—	—
Interest rate swap agreements	250	—	250	—
Total assets at fair value	$119,437	$2,809	$116,628	$—

Liabilities:
Interest rate swap agreements	$250	$—	$250	$—
Total liabilities at fair value	$250	$—	$250	$—

		Fair Value Measurements at December 31, 2024 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$27,137	$—	$27,137	$—
U.S. government and federal agencies	10,581	—	10,581	—
Corporate bonds	2,739	—	2,739	—
Collateralized mortgage obligations	29,611	—	29,611	—
Tax-exempt municipal	1,171	—	1,171	—
Taxable municipal	263	—	263	—
Mortgage-backed	58,755	—	58,755	—
Equity securities, at fair value	2,832	2,832	—	—
Interest rate swap agreements	549	—	549	—
Total assets at fair value	$133,638	$2,832	$130,806	$—

Liabilities:
Interest rate swap agreements	$549	$—	$549	$—
Total liabilities at fair value	$549	$—	$549	$—

Assets Measured at Fair Value on a Non-recurring Basis

Under certain circumstances, the Company makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a non-recurring basis in the financial statements:

Collateral Dependent Loans

In accordance with ASC 326, loans that do not share risk characteristics are evaluated on an individual basis. The Company designates individually evaluated loans on nonaccrual status as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk and loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. The measurement of loss associated with collateral dependent loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if an appraisal of the property is more than one-year-old and not solely based on observable market comparables, or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income. The Company had no collateral dependent loans with a recorded reserve as of September 30, 2025. The Company had one collateral dependent loan totaling $10.0 million in outstanding principal with no recorded reserve as of December 31, 2024. The loan paid off, in full, on January 7, 2025.

Other Real Estate Owned (“OREO”)

OREO is carried at the lower of cost or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value using observable market data, the Company records the property as Level 2. When an appraised value using observable market data is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the property as Level 3 valuation. Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The Company had no OREO as of September 30, 2025 or December 31, 2024.

The following tables present the carrying value and estimated fair value, including the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2025 and December 31, 2024.

		Fair Value Measurements at September 30, 2025 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	September 30, 2025	(Level 1)	(Level 2)	(Level 3)	September 30, 2025
Assets:
Cash and cash equivalents	$163,645	$163,645	$—	$—	$163,645
Securities:
Available-for-sale	116,378	—	116,378	—	116,378
Held-to-maturity	89,291	—	77,647	—	77,647
Equity securities, at fair value	2,809	2,809	—	—	2,809
Restricted securities, at cost	7,641	—	7,641	—	7,641
Loans, net of allowance	1,918,394	—	—	1,842,608	1,842,608
Interest rate swap agreements	250	—	250	—	250
Accrued interest receivable	5,819	—	5,819	—	5,819
Liabilities:
Time deposits	$755,181	$—	$757,841	$—	$757,841
Other deposits	1,213,647	1,213,647	—	—	1,213,647
Federal Home Loan Bank advances	56,000	—	55,979	—	55,979
Subordinated debt	24,854	—	—	22,378	22,378
Interest rate swap agreements	250	—	250	—	250
Accrued interest payable	1,869	—	1,869	—	1,869

		Fair Value Measurements at December 31, 2024 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)	December 31, 2024
Assets:
Cash and cash equivalents	$122,469	$122,469	$—	$—	$122,469
Securities:
Available-for-sale	130,257	—	130,257	—	130,257
Held-to-maturity	92,009	—	76,270	—	76,270
Equity securities, at fair value	2,832	2,832	—	—	2,832
Restricted securities, at cost	7,634	—	7,634	—	7,634
Loans, net of allowance	1,853,458	—	—	1,749,721	1,749,721
Interest rate swap agreements	549	—	549	—	549
Accrued interest receivable	5,996	—	5,996	—	5,996
Liabilities:
Time deposits	$709,663	$—	$712,366	$—	$712,366
Other deposits	1,182,752	1,182,752	—	—	1,182,752
Federal Home Loan Bank advances	56,000	—	56,000	—	56,000
Subordinated debt	24,791	—	—	22,126	22,126
Interest rate swap agreements	549	—	549	—	549
Accrued interest payable	2,394	—	2,394	—	2,394

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

The following table summarizes the computation of earnings per share for the three and nine months ended September 30, 2025 and 2024.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Earnings per common share - basic:
Income available to common shareholders (in thousands):
Net income	$5,404	$4,235	$15,317	$12,344
Less: Income attributable to unvested restricted stock awards	(19)	(14)	(55)	(40)
Net income available to common shareholders	$5,385	$4,221	$15,262	$12,304

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,223,765	14,233,612	14,256,539	14,209,916
Less: Unvested restricted stock	(50,812)	(45,921)	(51,182)	(45,855)
Weighted-average common shares outstanding - basic	14,172,953	14,187,691	14,205,357	14,164,061

Earnings per common share - basic	$0.38	$0.30	$1.07	$0.87

Earnings per common share - diluted:
Income available to common shareholders (in thousands):
Net income	$5,404	$4,235	$15,317	$12,344
Less: Income attributable to unvested restricted stock awards	(19)	(14)	(55)	(40)
Net income available to common shareholders	$5,385	$4,221	$15,262	$12,304

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,223,765	14,233,612	14,256,539	14,209,916
Less: Unvested restricted stock	(50,812)	(45,921)	(51,182)	(45,855)
Plus: Effect of dilutive options	—	26,896	6,525	34,272
Weighted-average common shares outstanding - diluted	14,172,953	14,214,587	14,211,882	14,198,333

Earnings per common share - diluted	$0.38	$0.30	$1.07	$0.87

Outstanding options to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. All stock options outstanding during the three and nine months ended September 30, 2025 and September 30, 2024 were included in computing diluted earnings per share for the three and nine months ended September 30, 2025 and 2024, respectively, as none had anti-dilutive effects.

Note 10— Stock Based Compensation Plan

The Company’s share-based compensation plan, approved by stockholders on June 17, 2025 (“2025 Plan”), provides for the grant of share-based awards in the form of incentive stock options, non-incentive stock options, restricted stock awards and restricted stock units to directors and employees. The Company reserved 425,000 shares of voting common stock for issuance under the 2025 Plan, of which 423,250 was available for grant in future periods as of September 30, 2025. Stock options to be granted under the 2025 Plan typically vest over five years and expire 10 years from the grant date. Under the 2025 Plan, the exercise price of options may not be less than 100% of fair market value at the grant date with a maximum term for an option award of 10 years from the grant date. The Company’s Compensation Committee administers the 2025 Plan and has the authority to determine the terms and conditions of each award thereunder.

The Company’s previous share-based compensation plan, the 2015 Stock Option Plan (“2015 Plan”), provided for the grant of share-based awards in the form of incentive stock options, non-incentive stock options, restricted stock and restricted stock units to directors and employees. The 2015 Plan provided for awards of up to 976,211 shares of voting common stock. The 2015 Plan expired on April 28, 2025 and was replaced by the 2025 Plan. Share-based awards outstanding prior to April 28, 2025 were granted under the 2015 Plan and are subject to the provisions of the 2015 Plan.

The table below provides a summary of the stock options activity for the nine months ended September 30, 2025.

	September 30, 2025
		Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price	Value
Outstanding at January 1, 2025	58,660	$11.77
Granted	—	—
Exercised	(56,224)	11.77
Forfeited or expired	(2,436)	11.77
Outstanding at September 30, 2025	—	—	$—
Exercisable September 30, 2025	—	$—	$—

The aggregate intrinsic value of stock options in the table above represents the total amount by which the current market value of the underlying stock exceeds the exercise price of the option that would have been received by the Company had all option holders exercised their options on September 30, 2025. The intrinsic value of options exercised was $0 and $253 thousand for the three and nine months ended September 30, 2025, respectively, and $106 thousand and $677 thousand for the three and nine months ended September 30, 2024, respectively. These amounts and the intrinsic values noted above change based on changes in the market value of the Company’s voting common stock.

There were no options granted during the three and nine months ended September 30, 2025 and 2024.

The Company did not record any share-based compensation expense applicable to the Company’s share-based compensation plans for stock options during the three and nine months ended September 30, 2025 and 2024.

The Company does not have any unrecognized share-based compensation expense related to nonvested options as of September 30, 2025.

The table below provides a summary of the restricted stock awards activity for the nine months ended September 30, 2025.

	September 30, 2025
		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at January 1, 2025	54,388	$21.97
Granted	3,000	19.32
Vested	(2,975)	16.31
Forfeited	(3,328)	22.66
Nonvested at September 30, 2025	51,085	22.10

Compensation expense for restricted stock grants is recognized over the vesting period of the awards based on the fair value of the Company’s voting common stock at issue date. The fair value of the stock was determined using the closing stock price on the day of grant. The restricted stock grants vest over two to five years. The Company awarded restricted stock grants for 1,750 shares of common stock during the nine months ended September 30, 2024.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $120 thousand and $132 thousand for the three months ended September 30, 2025 and September 30, 2024, respectively. The total fair value of the shares, which vested during the three months ended September 30, 2025 and September 30, 2024, was $0 at each instance.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $358 thousand and $397 thousand for the nine months ended September 30, 2025 and 2024, respectively. The total fair value of the shares, which vested during the nine months ended September 30, 2025 and 2024, was $56 thousand at each instance.

Unrecognized share-based compensation expense related to nonvested restricted stock grants amounted to $738 thousand as of September 30, 2025. This amount is expected to be recognized over a weighted-average period of 1.86 years.

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

The Bank is subject to capital adequacy standards adopted by the Federal Reserve, including the capital rules that implemented the Basel III regulatory capital reforms developed by the Basel Committee on Banking Supervision. Failure to meet minimum capital requirements can initiate certain mandatory – possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that the Bank met all capital adequacy requirements to which it was subject as of September 30, 2025 and December 31, 2024.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, common equity Tier 1 to risk-weighted assets, and Tier 1 capital to average assets.

In addition to the minimum regulatory capital required for capital adequacy purposes, the Bank is required to maintain a minimum capital conservation buffer above those minimums in the form of common equity. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. The capital conservation buffer was 2.5% at September 30, 2025, and is applicable for the common equity Tier 1, Tier 1, and total capital ratios.

As of September 30, 2025, the most recent notification from the Federal Reserve Bank of Richmond (“Federal Reserve Bank”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institution must maintain minimum total risk-based, common equity Tier 1, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The table below provides a summary of the Bank’s capital ratios as of September 30, 2025 and December 31, 2024.

					Minimum To Be Well
			Minimum		Capitalized Under Prompt
			Capital Requirement(1)		Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2025
Total capital (to risk weighted assets)	$310,363	16.6%	$196,735	10.5%	$187,367	10.0%
Tier 1 capital (to risk weighted assets)	290,073	15.5%	159,262	8.5%	149,893	8.0%
Common equity tier 1 capital (to risk weighted assets)	290,073	15.5%	131,157	7.0%	121,788	6.5%
Tier 1 capital (to average assets)	290,073	12.7%	91,447	4.0%	114,309	5.0%

As of December 31, 2024
Total capital (to risk weighted assets)	$295,119	16.2%	$191,088	10.5%	$181,989	10.0%
Tier 1 capital (to risk weighted assets)	276,468	15.2%	154,690	8.5%	145,591	8.0%
Common equity tier 1 capital (to risk weighted assets)	276,468	15.2%	127,392	7.0%	118,293	6.5%
Tier 1 capital (to average assets)	276,468	12.4%	89,438	4.0%	111,798	5.0%

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

The following table shows the components of non-interest income for the three and nine months ended September 30, 2025 and 2024.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Service charges on deposit accounts (1)
Overdrawn account fees	$24	$18	$65	$61
Account service fees	63	66	190	199
Other service charges and fees (1)
Interchange income	82	91	249	271
Other charges and fees	53	69	180	203
Net gain (loss) on premises and equipment (1)	—	1	(3)	1
Insurance commissions (1)	58	64	304	357
Gain on sale of government guaranteed loans	106	160	203	509
Non-qualified deferred compensation plan asset gains, net	158	139	364	298
Other operating income (2)	109	9	113	91
Total non-interest income	$653	$617	$1,665	$1,990
(1)	Income within the scope of ASC 606.
(2)

Includes other operating income within the scope of ASC 606 amounting to $8 thousand and $12 thousand for the three and nine months ended September 30, 2025, respectively. Includes other operating income of $101 thousand and $101 thousand related to swap fee income on a back-to-back loan swaps for the three and nine months ended September 30, 2025, respectively, which is outside the scope of ASC 606. Includes other operating income within the scope of ASC 606 amounting to $9 and $27 thousand for the three and nine months ended September 30, 2024, respectively. Includes other operating income of $0 and $64 thousand related to swap fee income on a back-to-back loan swaps for the three and nine months ended September 30, 2024, respectively, which is outside the scope of ASC 606.

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

Note 13— Other Operating Expenses

The following table shows the components of other operating expenses for the three and nine months ended September 30, 2025 and 2024.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Advertising expense	$154	$96	$311	$290
Data processing	566	538	1,734	1,595
FDIC insurance	250	250	722	730
Professional fees	280	256	806	750
State franchise tax	641	574	1,879	1,718
Director costs	169	192	508	593
Other operating expenses	547	480	1,486	1,359
Total other operating expenses	$2,607	$2,386	$7,446	$7,035

Note 14— Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax for the nine months ended September 30, 2025 and 2024.

	September 30, 2025
		Unrealized Gains on
		Securities Transferred from
	Unrealized Loss on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Loss
Beginning balance, January 1, 2025	$(10,732)	$80	$(10,652)
Net change during the period	2,914	(21)	2,893
Ending Balance, September 30, 2025	$(7,818)	$59	$(7,759)

	September 30, 2024
		Unrealized Gains on
		Securities Transferred from
	Unrealized Loss on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive (Loss)
Beginning balance, January 1, 2024	$(12,400)	$149	$(12,251)
Net change during the period	3,097	(61)	3,036
Ending Balance, September 30, 2024	$(9,303)	$88	$(9,215)

The Company did not have any items reclassified out of accumulated other comprehensive income (loss) to net income during the nine months ended September 30, 2025 and 2024.

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

Cautionary Note on Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. These forward-looking statements are based on our beliefs and assumptions and on the information available to us at the time that these disclosures were prepared, and involve known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Should any known or unknown risks and uncertainties develop into actual events, those developments could have material adverse effects on our business, financial condition and results of operations. Factors that could have a material adverse effect on the operations of the Company and the Bank include, but are not limited to, the following:

●	the concentration of our business in the Washington, D.C. metropolitan area and the effect of changes in the economic, political and environmental conditions on this market, including the ongoing shutdown of the U.S. Government and potential reductions in spending by the U.S. Government and related reductions in the federal workforce;
●	adequacy of our allowance for loan credit losses, allowance for unfunded commitments credit losses, and allowance for credit losses associated with our held-to-maturity and available-for-sale securities portfolios;
●	deterioration of our asset quality;
●	future performance of our loan portfolio with respect to recently originated loans;
●	the level of prepayments on loans and mortgage-backed securities;
●	liquidity, interest rate and operational risks associated with our business;

●	changes in our financial condition or results of operations that reduce capital;
●	our ability to maintain existing deposit relationships or attract new deposit relationships;
●	changes in consumer spending, borrowing and savings habits;
●	inflation and changes in interest rates that may reduce our margins or reduce the fair value of financial instruments;
●	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve;
●	additional risks related to new lines of business, products, product enhancements or services;
●	increased competition with other financial institutions and fintech companies;
●	adverse changes in the securities markets;
●	changes in the financial condition or future prospects of issuers of securities that we own;
●	our ability to maintain an effective risk management framework;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory structure and in regulatory fees and capital requirements;
●	compliance with legislative or regulatory requirements;
●	results of examination of us by our regulators, including the possibility that our regulators may require us to increase our allowance for credit losses or to write-down assets or take similar actions;
●	potential claims, damages, and fines related to litigation or government actions;
●	the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;
●	geopolitical conditions, including trade restrictions and tariffs, and acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to trade restrictions and tariffs, and acts or threats of terrorism and/or military conflicts, negatively impacting business and economic conditions in the U.S. and abroad;
●	the effects of weather-related or natural disasters, which may negatively affect our operations and/or our loan portfolio and increase our cost of conducting business;
●	public health events (such as the COVID-19 pandemic) and governmental and societal responses thereto;
●	technological risks and developments, and cyber threats, attacks, or events;
●	changes in accounting policies and practices;
●	our ability to successfully capitalize on growth opportunities;
●	our ability to retain key employees;
●	deteriorating economic conditions, either nationally or in our market area, including higher unemployment and lower real estate values;
●	implications of our status as a smaller reporting company and as an emerging growth company; and
●	other factors discussed in Item 1A. Risk Factors in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on March 28, 2025.

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

As of September 30, 2025, the Company had total consolidated assets of $2.32 billion, total loans net of unearned income of $1.94 billion, total deposits of $1.97 billion and total shareholders’ equity of $259.7 million.

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

Selected Financial Data

The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of September 30, 2025 and 2024 and the selected income statement data for the three and nine months ended September 30, 2025 and 2024 have been derived from our consolidated financial statements.

	As of or for the Three Months Ended		As of or for the Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Balance Sheet Data:
Loans, net of unearned income	$1,938,108	$1,842,598	$1,938,108	$1,842,598
Allowance for loan credit losses	19,714	18,481	19,714	18,481
Total assets	2,324,544	2,274,363	2,324,544	2,274,363
Deposits	1,968,828	1,936,150	1,968,828	1,936,150
Shareholders’ equity	259,692	243,118	259,692	243,118
Asset Quality Data:
Net (charge-offs) recoveries to average total loans, net of unearned income	0.00%	0.00%	0.00%	0.00%
Allowance for loan credit losses to nonperforming loans	N/M	N/M	N/M	N/M
Allowance for loan credit losses to total gross loans net of unearned income	1.02%	1.00%	1.02%	1.00%
Non-performing assets to total assets	0.00%	0.00%	0.00%	0.00%
Non-performing loans to total loans	0.00%	0.00%	0.00%	0.00%
Capital Ratios (Bank level):
Equity-to-total assets ratio	12.1%	11.6%	12.1%	11.6%
Total risk-based capital ratio	16.6%	16.3%	16.6%	16.3%
Tier 1 risk-based capital ratio	15.5%	15.3%	15.5%	15.3%
Common equity tier 1 ratio	15.5%	15.3%	15.5%	15.3%
Leverage ratio	12.7%	11.9%	12.7%	11.9%
Income Statement Data:
Interest and dividend income	$28,945	$28,428	$84,092	$82,138
Interest expense	13,345	15,272	39,470	45,158
Net interest income	$15,600	$13,156	$44,622	$36,980
Provision for (recovery of) credit losses	356	400	1,064	(667)
Non-interest income	653	617	1,665	1,990
Non-interest expense	9,034	8,031	25,594	23,863
Income before taxes	$6,863	$5,342	$19,629	$15,774
Income tax expense	1,459	1,107	4,312	3,430
Net income	$5,404	$4,235	$15,317	$12,344
Per Share Data and Shares Outstanding:
Weighted average common shares (basic)	14,172,953	14,187,691	14,205,357	14,164,061
Weighted average common shares (diluted)	14,172,953	14,214,586	14,211,882	14,198,333
Common shares outstanding	14,216,781	14,238,677	14,216,781	14,238,677
Earnings per share, basic	$0.38	$0.30	$1.07	$0.87
Earnings per share, diluted	$0.38	$0.30	$1.07	$0.87
Book value per share	$18.27	$17.07	$18.27	$17.07
Performance Ratios:
Return on average assets ("ROAA")(1)	0.94%	0.73%	0.91%	0.73%
Return on average equity ("ROAE")(2)	8.31%	7.00%	8.05%	6.97%
Net interest margin	2.72%	2.30%	2.66%	2.20%
Tax-equivalent net interest margin (Non-GAAP)(3)	2.73%	2.30%	2.67%	2.20%
Non-interest expense to average assets(4)	1.57%	1.39%	1.52%	1.41%
Efficiency ratio(5)	55.6%	58.3%	55.3%	61.2%

N/M – Not meaningful

(1)	ROAA is calculated by dividing year-to-date net income annualized by year-to-date average assets.
(2)	ROAE is calculated by dividing year-to-date net income annualized by year-to-date average equity.
(3)	Tax-equivalent net interest margin for all periods presented is reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(4)	Non-interest expense to average assets is calculated by dividing year-to-date annualized non-interest expense by year-to-date average assets.
(5)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

Results of Operations - Nine months ended September 30, 2025 and September 30, 2024

Overview

The Company reported net income of $15.3 million for the nine months ended September 30, 2025, an increase of $3.0 million or 24.1% when compared to the nine months ended September 30, 2024. Diluted earnings per common share were $1.07 for the nine months ended September 30, 2025, compared to diluted earnings per common share of $0.87 for the nine months ended September 30, 2024, representing a 23.0% increase.

Net interest income for the nine months ended September 30, 2025 increased $7.6 million or 20.7% compared to the same period of 2024, driven primarily by the decrease in rates of interest-bearing liabilities coupled with increases in average balances and yields of the loan portfolio.

The Company recorded a $1.1 million provision for credit losses for the nine months ended September 30, 2025 compared to a $0.7 million recovery of credit losses for the nine months ended September 30, 2024. Additional discussion of the provision for credit losses is included below under the heading Provision for Credit Losses.

Non-interest income decreased $325 thousand during the nine months ended September 30, 2025 compared to the same period of 2024.  The decrease was primarily driven by a $306 thousand decrease on the recorded gain on sale of the government guaranteed portion of the SBA 7(a) loans due to decreased sale activity along with a $53 thousand decrease in insurance commissions. These decreases were partially offset by a $66 thousand increase to the mark-to-market adjustments on the Company’s nonqualified deferred compensation plan and a $37 thousand increase in swap fee income.

Non-interest expense increased $1.7 million or 7.3% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in non-interest expense was predominantly due to a $1.4 million or 9.5% increase in salaries and employee benefits as the Company hired six business development officers during the preceding twelve months and incurred higher incentive compensation expense tied to performance.  Other expenses increased $411 thousand or 5.8% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.  Increases in other expenses were primarily in data processing, state franchise tax and other general operating expenses.  Furniture and equipment expenses increased $57 thousand or 6.3% for the nine months ended September 30, 2025 compared to the same period in 2024. The increase was due to investment and maintenance in technology. These increases were partially offset by a decrease in the Company’s occupancy expense, which declined by $125 thousand or 9.3% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, as a result of the negotiation of more favorable rents on three branch locations.

The ROAA for the nine months ended September 30, 2025 and 2024 was 0.91% and 0.73%, respectively. The ROAE for the nine months ended September 30, 2025 and 2024 was 8.05% and 6.97%, respectively.

Net Interest Income and Net Interest Margin

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the nine months ended September 30, 2025 and 2024.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2025			September 30, 2024
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$226,070	$3,508	2.07%	$257,272	$3,864	2.01%
Tax-exempt(1)	1,379	34	3.30%	1,379	34	3.29%
Total securities	$227,449	$3,542	2.08%	$258,651	$3,898	2.01%
Loans, net of unearned income(2):
Taxable	1,866,217	75,818	5.43%	1,802,807	70,858	5.25%
Tax-exempt(1)	16,900	507	4.01%	18,901	546	3.86%
Total loans, net of unearned income	$1,883,117	$76,325	5.42%	$1,821,708	$71,404	5.24%
Interest-bearing deposits in other banks	$129,942	$4,339	4.46%	$168,979	$6,958	5.50%
Total interest-earning assets	$2,240,508	$84,206	5.03%	$2,249,338	$82,260	4.88%
Total non-interest earning assets	13,718			16,133
Total assets	$2,254,226			$2,265,471
Liabilities & Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$347,468	$6,018	2.32%	$312,255	$6,533	2.79%
Money market accounts	346,041	7,018	2.71%	340,362	8,190	3.21%
Savings accounts	42,853	331	1.03%	50,060	529	1.41%
Time deposits	730,532	23,358	4.27%	773,537	26,232	4.53%
Total interest-bearing deposits	$1,466,894	$36,725	3.35%	$1,476,214	$41,484	3.75%
Federal funds purchased	61	2	4.38%	37	2	7.22%
Subordinated debt	24,820	1,047	5.64%	24,737	1,047	5.65%
Federal Reserve Bank borrowings	—	—	N/M	68,543	2,451	4.78%
Federal Home Loan Bank advances	56,000	1,696	4.05%	5,723	174	4.06%
Total interest-bearing liabilities	$1,547,775	$39,470	3.41%	$1,575,254	$45,158	3.83%
Demand deposits	434,238			436,147
Other liabilities	17,729			17,489
Total liabilities	$1,999,742			$2,028,890
Shareholders’ equity	$254,484			$236,581
Total liabilities and shareholders’ equity	$2,254,226			$2,265,471
Tax-equivalent net interest income and spread (Non-GAAP)(1)		$44,736	1.62%		$37,102	1.06%
Less: tax-equivalent adjustment		114			122
Net interest income and spread (GAAP)		$44,622	1.61%		$36,980	1.05%

Interest income/earnings assets			5.02%			4.88%
Interest expense/earning assets			2.36%			2.68%
Net interest margin			2.66%			2.20%

Tax-equivalent interest income/earnings assets (Non-GAAP)(1)			5.03%			4.88%
Interest expense/earning assets			2.36%			2.68%
Tax-equivalent net interest margin (Non-GAAP)(3)			2.67%			2.20%

N/M – Not meaningful

(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)	The Company did not have any loans on nonaccrual as of September 30, 2025 or September 30, 2024.
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

Tax-Equivalent Net Interest Income

	Nine months ended
	September 30,
(Dollars in thousands)	2025	2024
GAAP Financial Measurements:
Interest Income - Loans	$76,218	$71,289
Interest Income - Securities and Other Interest-Earning Assets	7,874	10,849
Interest Expense - Deposits	36,725	41,484
Interest Expense - Borrowings	2,745	3,674
Total Net Interest Income (GAAP)	$44,622	$36,980

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	107	115
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	7	7
Total Tax Benefit on Tax-Exempt Interest Income (1)	$114	$122
Tax-Equivalent Net Interest Income (Non-GAAP)	$44,736	$37,102

(1)Tax benefit was calculated using the federal statutory tax rate of 21%.

Net interest income increased $7.6 million or 20.6% on a fully tax-equivalent basis for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase in fully tax-equivalent net interest income was driven by the decrease in the cost of interest-bearing deposits combined with the increases in average balances and yields of the loan portfolio.

On a fully tax-equivalent basis, the net interest margin was 2.67% for the nine months ended September 30, 2025, compared to 2.20% for the nine months ended September 30, 2024. The 47 basis points increase in net interest margin was due to a combination of a 42 basis points decrease in the cost of interest-bearing liabilities and a 15 basis points increase in yields in interest-earning assets coupled with higher average loan balances and lower average borrowing balances.

The cost of interest-bearing liabilities was 3.41% for the nine months ended September 30, 2025 compared to 3.83% for the nine months ended September 30, 2024.  Rates declined across all deposit categories, most notably in time deposits, money market accounts and NOW deposit accounts, which declined 26 basis points, 50 basis points and 47 basis points, respectively. Total cost of borrowings declined from 4.96% in the prior year period to 4.54% in the current year period, mainly as a result of the payoff of higher cost Bank Term Funding Program borrowings in September 2024, which were partially refinanced with lower cost FHLB advances.  Average interest-bearing liabilities declined $27.5 million during the current period as compared to the prior year period, primarily driven by lower average balances of borrowings.

The loan portfolio’s yield for the nine months ended September 30, 2025 was 5.42% compared to 5.24% for the nine months ended September 30, 2024. The increase of 18 basis points was primarily attributable to an increase in yield on the Company’s variable rate loans as a result of an increase in interest rates subsequent to September 30, 2024 coupled with a higher weighted average yield on loans originated since the first nine months of 2024.  Average loans increased $61.4 million between the nine months ended September 30, 2025 and 2024, which was primarily attributable to origination volume in the investor real estate, construction and development, and residential mortgage loan portfolios subsequent to September 30, 2024.

The yield on interest-bearing deposits due from banks for the nine months ended September 30, 2025 was 4.46% compared to 5.50% for the nine months ended September 30, 2024. The decrease of 104 basis points was due to three fed funds rate cuts totaling 75 basis points, which occurred after September 30, 2024.

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

Rate/Volume Analysis

	For the Nine Months Ended September 30,
	2025 and 2024
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$(481)	$125	$(356)
Tax-exempt(1)	—	—	—
Total securities	$(481)	$125	$(356)
Loans, net of unearned income:
Taxable	2,575	2,385	4,960
Tax-exempt(1)	(60)	21	(39)
Total loans, net of unearned income(2)	$2,515	$2,406	$4,921
Interest-bearing deposits in other banks	$(1,309)	$(1,310)	$(2,619)
Total interest-earning assets	$725	$1,221	$1,946
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$664	$(1,179)	$(515)
Money market accounts	284	(1,456)	(1,172)
Savings accounts	(55)	(143)	(198)
Time deposits	(1,279)	(1,595)	(2,874)
Total interest-bearing deposits	$(386)	$(4,373)	$(4,759)
Federal funds purchased	—	—	—
Subordinated debt	4	(4)	—
Federal Reserve Bank borrowings	(2,451)	—	(2,451)
Federal Home Loan Bank advances	1,522	—	1,522
Total interest-bearing liabilities	$(1,311)	$(4,377)	$(5,688)
Change in tax-equivalent net interest income (Non-GAAP)	$2,036	$5,598	$7,634
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

(2)The Company did not have any loans on nonaccrual as of September 30, 2025 or September 30, 2024.

Interest Income

Interest income increased by $1.9 million or 2.4% to $84.2 million on a fully tax-equivalent basis for the nine months ended September 30, 2025 compared to $82.3 million for the nine months ended September 30, 2024, driven by both an increase in rates and volume on interest-earning assets, primarily attributable to the Company’s loan portfolio.

Fully tax-equivalent interest income on loans increased by approximately $4.9 million or 6.9% as a result of increases in rates and volume. Average loans increased $61.4 million between the nine months ended September 30, 2025 and 2024, which was primarily attributable to origination volume in the investor real estate, construction and development, and residential mortgage loan portfolios subsequent to September 30, 2024.

Fully tax-equivalent interest income on investment securities decreased by approximately $356 thousand or 9.1%, as a result of a decrease in volume. Average investment securities decreased approximately $31.2 million between the nine months ended September 30, 2025 and 2024, primarily due to maturities and the amortization of the portfolio.

Interest income on interest-bearing deposits in other banks decreased by $2.6 million or 37.6% as a result of lower yield and a decline in volume. The lower yield was directly related to three fed funds rate cuts totaling 75 basis points since September 30, 2024. Average interest-bearing deposits in other banks decreased approximately $39.0 million between the nine months ended September 30, 2025 and 2024, mainly due to funding of new loan originations and lower average balance of borrowings.

Interest Expense

Interest expense decreased by $5.7 million to $39.5 million for the nine months ended September 30, 2025 compared to $45.2 million for the nine months ended September 30, 2024, primarily due to a decrease in rates on deposits and a decrease in volume of borrowings. The decrease in rates on deposits was mainly a result of the repricing of the Company’s time deposits maturing subsequent to September 30, 2024 as a result of lower benchmark interest rates. The decrease in volume of borrowings was primarily a result of the Company’s payoff of higher cost Federal Reserve Bank’s Bank Term Funding Program borrowings in September 2024, which were partially refinanced with lower cost FHLB advances.

Provision for Credit Losses

The Company recorded a $1.1 million provision for credit losses for the nine months ended September 30, 2025 compared to a $0.7 million recovery of provision for credit losses for the nine months ended September 30, 2024. The provision for credit losses for the nine months ended September 30, 2025 that is directly attributable to the funded and unfunded loan portfolios was $997 thousand and $67 thousand, respectively.

The provision for credit losses during the nine months ended September 30, 2025 was primarily a result of changes in the composition and growth of the loan portfolio, updated economic forecasts used in the quantitative portion of the model and an assessment of management’s considerations of qualitative factors. See “Asset Quality” below for additional information on the credit quality of the loan portfolio.

Non-interest Income

The Company’s recurring sources of non-interest income consist primarily of interchange income, gains on sale of government guaranteed loans, service charges on deposit accounts and insurance commissions. Generally speaking, loan fees are included in interest income on the loan portfolio and not reported as non-interest income.

The following table summarizes non-interest income for the nine months ended September 30, 2025 and 2024.

	Nine months ended
	September 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Service charges on deposit accounts
Overdrawn account fees	$65	$61	$4	6.6%
Account service fees	190	199	(9)	(4.5)%
Other service charges and fees
Interchange income	249	271	(22)	(8.1)%
Other charges and fees	180	203	(23)	(11.3)%
Net gain (loss) on premises and equipment	(3)	1	(4)	N/M
Insurance commissions	304	357	(53)	(14.8)%
Gain on sale of government guaranteed loans	203	509	(306)	(60.1)%
Non-qualified deferred compensation plan asset gains, net	364	298	66	22.1%
Other operating income	113	91	22	24.2%
Total non-interest income	$1,665	$1,990	$(325)	(16.3)%

N/M – Not meaningful

Non-interest income decreased $325 thousand during the nine months ended September 30, 2025 compared to the same period of 2024. The decrease was primarily driven by a $306 thousand decrease on the recorded gain on sale of the government guaranteed portion of the SBA 7(a) loans due to decreased sale activity along with a $53 thousand decrease in insurance commissions. These decreases were partially offset by a $66 thousand increase to the mark-to-market adjustments on the Company’s nonqualified deferred compensation plan and a $37 thousand increase in customer swap fee income.

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

The following table summarizes non-interest expense for the nine months ended September 30, 2025 and 2024.

	Nine months ended
	September 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Salaries and employee benefits expense	$15,971	$14,583	$1,388	9.5%
Occupancy expense of premises	1,218	1,343	(125)	(9.3)%
Furniture and equipment expenses	959	902	57	6.3%
Advertising expense	311	290	21	7.2%
Data processing	1,734	1,595	139	8.7%
FDIC insurance	722	730	(8)	(1.1)%
Professional fees	806	750	56	7.5%
State franchise tax	1,879	1,718	161	9.4%
Bank insurance	183	179	4	2%
Vendor services	490	474	16	3.4%
Supplies, printing, and postage	106	109	(3)	(2.8)%
Director costs	508	593	(85)	(14.3)%
Other operating expenses	707	597	110	18.4%
Total non-interest expense	$25,594	$23,863	$1,731	7.3%

Non-interest expense increased $1.7 million or 7.3% during the nine months ended September 30, 2025 compared to the same period in 2024. The increase was primarily due to a $1.4 million increase in salaries and employee benefits, as a result of the Company hiring six business development officers in the preceding twelve months and an increase in incentive compensation tied to performance. The hiring of additional business development officers is an investment in the Bank’s future growth. As in the past, management expects these staffing additions will lead to subsequent increases in revenues. Incentive compensation expense accruals can fluctuate significantly from period to period, based upon the Company’s financial performance and condition measured against, among other evaluation criteria, our strategic plan and budget. State franchise taxes increased by $161 thousand due to a higher assessment base, mainly a result of the growth of the Company’s shareholder’s equity during the period. The $139 thousand increase in data processing was primarily due to contractual increases and volume-based activity. These increases were partially offset by a decrease in the Company’s occupancy expense, which declined by $125 thousand during the period due to the negotiation of more favorable rents on three branch locations.

Income Taxes

Income tax expense increased $882 thousand or 25.7% to $4.3 million for the nine months ended September 30, 2025 compared to $3.4 million for the nine months ended September 30, 2024. Our effective tax rate for the nine months ended September 30, 2025 increased to 22.0% compared to 21.7% for the same period ended September 30, 2024.

Results of Operations – Three Months Ended September 30, 2025 and September 30, 2024

Overview

The Company reported net income of $5.4 million for the three months ended September 30, 2025, an increase of $1.2 million or 27.6% when compared to $4.2 million for the three months ended September 30, 2024. Diluted earnings per common share were $0.38 for the three months ended September 30, 2025, compared to diluted earnings per common share of $0.30 for the three months ended September 30, 2024, an increase of 26.7%.

Net interest income for the three months ended September 30, 2025 increased $2.4 million or 18.6% to $15.6 million compared to $13.2 million for the three months ended September 30, 2024, driven primarily by the lower cost of interest-bearing deposits coupled with higher average balances and yields of loans. During the same period, interest income increased $0.5 million or 1.8%, driven by higher interest income on loans, while interest expense declined by $1.9 million or 12.6%, predominantly due to lower interest expense on time deposits, money market accounts, and borrowings. The annualized net interest margin for the three months ended September 30, 2025 was 2.72% as compared to 2.30% for the same period in 2024. The annualized tax-equivalent net interest margin (Non-GAAP) for the three months ended September 30, 2025 was 2.73% as compared to 2.30% for the same period in 2024.

The Company recorded a $356 thousand provision for credit losses for the three months ended September 30, 2025 compared to a provision for credit losses of $400 thousand for the three months ended September 30, 2024. Additional discussion of the provision for credit losses is included below under the heading Provision for Credit Losses.

Non-interest income increased $36 thousand during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was primarily attributable to a $101 thousand increase in customer swap fee income, partially offset by a $54 thousand reduction in gains recorded on sales of the guaranteed portions of SBA 7(a) loans due to lower sale activity.

Non-interest expense increased $1.0 million or 12.5% during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to a $796 thousand or 16.3% increase in salaries and employee benefits, as discussed in the year-to-date results above. Other expenses grew due to a combination of higher state franchise taxes and general operating expenses. These increases were partially offset by lower occupancy expense, resulting from the negotiation of more favorable rents on three branch locations.

The ROAA for the three months ended September 30, 2025 and September 30, 2024 was 0.94% and 0.73%, respectively. The ROAE for the three months ended September 30, 2025 and September 30, 2024 was 8.31% and 7.00%, respectively.

Net Interest Income and Net Interest Margin

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the three months ended September 30, 2025 and September 30, 2024.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

	For the Three Months Ended			For the Three Months Ended
	September 30, 2025			September 30, 2024
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$220,424	$1,162	2.09%	$247,975	$1,235	1.98%
Tax-exempt(1)	1,378	11	3.17%	1,379	11	3.17%
Total securities	$221,802	$1,173	2.10%	$249,354	$1,246	1.99%
Loans, net of unearned income(2):
Taxable	1,894,756	26,047	5.45%	1,801,422	24,173	5.34%
Tax-exempt(1)	17,519	182	4.12%	17,050	168	3.92%
Total loans, net of unearned income	$1,912,275	$26,229	5.44%	$1,818,472	$24,341	5.33%
Interest-bearing deposits in other banks	$141,309	$1,583	4.44%	$209,601	$2,878	5.46%
Total interest-earning assets	$2,275,386	$28,985	5.06%	$2,277,427	$28,465	4.97%
Total non-interest earning assets	13,966			14,958
Total assets	$2,289,352			$2,292,385
Liabilities & Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$354,918	$2,057	2.30%	$319,463	$2,321	2.89%
Money market accounts	350,431	2,418	2.74%	374,141	3,068	3.26%
Savings accounts	43,401	120	1.10%	45,980	168	1.45%
Time deposits	741,797	7,829	4.19%	738,680	8,545	4.60%
Total interest-bearing deposits	$1,490,547	$12,424	3.31%	$1,478,264	$14,102	3.80%
Federal funds purchased	1	—	N/M	—	—	N/M
Subordinated debt	24,841	349	5.57%	24,758	349	5.61%
Federal Reserve Bank borrowings	—	—	N/M	53,565	647	4.81%
Federal Home Loan Bank advances	56,001	572	4.05%	17,044	174	4.06%
Total interest-bearing liabilities	$1,571,390	$13,345	3.37%	$1,573,631	$15,272	3.86%
Demand deposits	443,909			461,337
Other liabilities	16,060			16,808
Total liabilities	$2,031,359			$2,051,776
Shareholders’ equity	$257,993			$240,609
Total liabilities and shareholders’ equity	$2,289,352			$2,292,385
Tax-equivalent net interest income and spread (Non-GAAP)(1)		$15,640	1.69%		$13,193	1.11%
Less: tax-equivalent adjustment		40			37
Net interest income and spread (GAAP)		$15,600	1.68%		$13,156	1.11%

Interest income/earnings assets			5.05%			4.97%
Interest expense/earning assets			2.33%			2.67%
Net interest margin			2.72%			2.30%

Tax-equivalent interest income/earnings assets (Non-GAAP)(1)			5.06%			4.97%
Interest expense/earning assets			2.33%			2.67%
Tax-equivalent net interest margin (Non-GAAP)(3)			2.73%			2.30%

N/M – Not meaningful

(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)	The Company did not have any loans on nonaccrual as of September 30, 2025 or September 30, 2024.
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

Tax-Equivalent Net Interest Income

	Three months ended
	September 30,
(Dollars in thousands)	2025	2024
GAAP Financial Measurements:
Interest Income - Loans	$26,191	$24,306
Interest Income - Securities and Other Interest-Earning Assets	2,754	4,122
Interest Expense - Deposits	12,424	14,102
Interest Expense - Borrowings	921	1,170
Total Net Interest Income (GAAP)	$15,600	$13,156

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	38	35
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	2	2
Total Tax Benefit on Tax-Exempt Interest Income (1)	$40	$37
Tax-Equivalent Net Interest Income (Non-GAAP)	$15,640	$13,193

(1) Tax benefit was calculated using the federal statutory tax rate of 21%.

Tax-equivalent net interest income increased $2.4 million or 18.6% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, driven primarily by the lower rates on interest-bearing deposits and an increase in loan yields coupled with the increase in the average balance of loans and the reduction in the average balance of borrowings.

On a fully tax-equivalent basis, the net interest margin was 2.73% for the three months ended September 30, 2025, compared to 2.30% for the three months ended September 30, 2024. The 43 basis points increase in net interest margin was primarily due to a 49 basis points reduction in rates on interest-bearing deposits and an 11 basis points increase in yields on the Company’s loans. In addition, average loans increased $93.8 million between the three months ended September 30, 2025 and the three months ended September 30, 2024, which was primarily attributable to origination volume in the investor real estate, construction and development, and residential mortgage loan portfolios subsequent to September 30, 2024.

The loan portfolio’s yield for the three months ended September 30, 2025 was 5.44% compared to 5.33% for the three months ended September 30, 2024. The increase of 11 basis points was primarily attributable to increase in yields on the Company’s commercial real estate and residential mortgage portfolios along with higher average loan balances.

The yield on interest-bearing deposits due from banks for the three months ended September 30, 2025 was 4.44% compared to 5.46% for the three months ended September 30, 2024. The decrease of 102 basis points was directly attributable to three fed funds rate cuts totaling 75 basis points over the preceding twelve months.

The cost of interest-bearing liabilities was 3.37% for the three months ended September 30, 2025 compared to 3.86% for the three months ended September 30, 2024.  Rates declined across all deposit categories, predominantly within time deposits, money market accounts and NOW accounts, which declined 41 basis points, 52 basis points and 59 basis points, respectively. Total cost of borrowings declined from 4.88% for the prior year quarter to 4.52% in the most recent quarter, mainly as a result of the payoff of higher cost Bank Term Funding Program borrowings in September 2024, which were partially refinanced with lower cost FHLB advances.

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

Rate/Volume Analysis

	For the Three Months Ended September 30,
	2025 and 2024
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$(145)	$72	$(73)
Tax-exempt(1)	—	—	—
Total securities	$(145)	$72	$(73)
Loans, net of unearned income:
Taxable	1,283	591	1,874
Tax-exempt(1)	5	9	14
Total loans, net of unearned income(2)	$1,288	$600	$1,888
Interest-bearing deposits in other banks	$(767)	$(528)	$(1,295)
Total interest-earning assets	$376	$144	$520
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$205	$(469)	$(264)
Money market accounts	(84)	(566)	(650)
Savings accounts	(7)	(41)	(48)
Time deposits	61	(777)	(716)
Total interest-bearing deposits	$175	$(1,853)	$(1,678)
Federal funds purchased	—	—	—
Subordinated debt	—	—	—
Federal Reserve Bank borrowings	(647)	—	(647)
Federal Home Loan Bank advances	398	—	398
Total interest-bearing liabilities	$(74)	$(1,853)	$(1,927)
Change in tax-equivalent net interest income (Non-GAAP)	$450	$1,997	$2,447

(1) Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

(2) The Company did not have any loans on nonaccrual as of September 30, 2025 or September 30, 2024.

Interest Income

Interest income increased by $0.5 million or 1.8% to $29.0 million on a fully tax-equivalent basis for the three months ended September 30, 2025 compared to $28.5 million for the three months ended September 30, 2024, driven primarily by higher average balances and yields on the Company’s loan portfolio.

Fully tax-equivalent interest income on loans increased by $1.9 million or 7.8% as a result of volume and rates increases. Average loans increased $93.8 million between the three months ended September 30, 2025 and the three months ended September 30, 2024, which was primarily attributable to origination volume in the investor real estate, construction and development, and residential mortgage loan portfolios subsequent to September 30, 2024.

Fully tax-equivalent interest income on investment securities decreased by $73 thousand or 5.9% primarily as a result of a decrease in volume. Average investment securities decreased $27.6 million between the three months ended September 30, 2025 and September 30, 2024 mainly due to maturities and amortization.

Interest income on interest-bearing deposits in other banks decreased by $1.3 million as a result of decreases in rates and volume.  Average interest-bearing deposits in other banks decreased $68.3 million between the three months ended September 30, 2025 and September 30, 2024.

Interest Expense

Interest expense decreased by $1.9 million to $13.3 million for the three months ended September 30, 2025 compared to $15.3 million for the three months ended September 30, 2024, primarily due to a decrease in rates on deposits and, to a lesser extent, the decrease in volume of borrowings. The decrease in rates on deposits was mainly a result of the repricing of the Company’s deposit accounts in conjunction with the decrease in benchmark interest rates that took place starting in September of 2024.

Provision for Credit Losses

The Company recorded a $356 thousand provision for credit losses for the three months ended September 30, 2025 compared to a provision for credit losses of $400 thousand for the three months ended September 30, 2024. The provision for credit losses for the three months ended September 30, 2025 that is directly attributable to the funded and unfunded loan portfolios was $415 thousand and a recovery of $59 thousand, respectively.

The provision for credit losses during the three months ended September 30, 2025 was directly attributable to the growth in the Company’s loan portfolio quarter-over-quarter, changes in the composition of the loan portfolio, and considerations of qualitative factors.

See “Asset Quality” section below for additional information on the credit quality of the loan portfolio.

Non-interest Income

The following table summarizes non-interest income for the three months ended September 30, 2025 and September 30, 2024.

	Three months ended
	September 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Service charges on deposit accounts
Overdrawn account fees	$24	$18	$6	33.3%
Account service fees	63	66	(3)	(4.5)%
Other service charges and fees
Interchange income	82	91	(9)	(9.9)%
Other charges and fees	53	69	(16)	(23.2)%
Net gains on premises and equipment	—	1	(1)	(100.0)%
Insurance commissions	58	64	(6)	(9.4)%
Gain on sale of government guaranteed loans	106	160	(54)	(33.8)%
Non-qualified deferred compensation plan asset gains, net	158	139	19	13.7%
Other operating income	109	9	100	1,111.1%
Total non-interest income	$653	$617	$36	5.8%

Non-interest income was $653 thousand for the three months ended September 30, 2025 compared to $617 thousand for the same period in the prior year.  The $36 thousand increase in non-interest income was primarily attributable to a $101 thousand increase in customer swap fee income, partially offset by a $54 thousand reduction in gains recorded on sales of the guaranteed portions of SBA 7(a) loans due to lower sale activity.

Non-interest Expense

The following table summarizes non-interest expense for the three months ended September 30, 2025 and September 30, 2024.

	Three months ended
	September 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Salaries and employee benefits expense	$5,693	$4,897	$796	16.3%
Occupancy expense of premises	405	444	(39)	(8.8)%
Furniture and equipment expenses	329	304	25	8.2%
Advertising expense	154	96	58	60.4%
Data processing	566	538	28	5.2%
FDIC insurance	250	250	—	—%
Professional fees	280	256	24	9.4%
State franchise tax	641	574	67	11.7%
Bank insurance	63	58	5	8.6%
Vendor services	151	167	(16)	(9.6)%
Supplies, printing, and postage	45	40	5	12.5%
Director costs	169	192	(23)	(12.0)%
Other operating expenses	288	215	73	34.0%
Total non-interest expense	$9,034	$8,031	$1,003	12.5%

Non-interest expense increased $1.0 million or 12.5% during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily as a result of an increase in salaries and employee benefits expense, as discussed in the year-to-date results above.  State franchise taxes increased by $67 thousand due to a higher assessment base, mainly a result of the growth of the Company’s shareholder’s equity during the period.  Occupancy expense declined by $39 thousand, resulting from the negotiation of more favorable rents on three branch locations.

Income Taxes

Income tax expense increased $352 thousand to $1.5 million for the three months ended September 30, 2025 compared to $1.1 million for the three months ended September 30, 2024. Our effective tax rate for the three months ended September 30, 2025 was 21.3% compared to 20.7% for the same period ended September 30, 2024.

Discussion and Analysis of Financial Condition

Assets, Liabilities, and Shareholders’ Equity

The Company’s total assets increased $89.6 million or 4.0% to $2.32 billion at September 30, 2025 compared to $2.23 billion at December 31, 2024. The increase in total assets was predominantly attributable to increases in the Company’s loan portfolio and interest-bearing deposits in banks, which grew by $65.9 million or 3.5% and $38.3 million or 32.8% during the year, respectively, partially offset by a $16.6 million decrease in available-for-sale and held-to-maturity investment securities.

The Company’s total liabilities increased $76.5 million or 3.8% to $2.06 billion at September 30, 2025 compared to $1.99 billion at December 31, 2024. The increase in total liabilities was almost entirely due to a $76.4 million or 4.0% increase in total deposits.

Shareholders’ equity increased $13.1 million or 5.3% to $259.7 million at September 30, 2025 compared to $246.6 million at December 31, 2024. The increase in shareholders’ equity was primarily attributable to net income earned during the current year coupled with a decrease in accumulated other comprehensive loss due to lower market interest rates during the nine months ended September 30, 2025. This increase was partially offset by cash dividends paid and increased share count from shareholder option exercises and restricted share award issuances. The decrease in accumulated other comprehensive loss was attributable to an increase in the market value of our available-for-sale investment portfolio. Book value per share was $18.27 as of September 30, 2025 compared to $17.28 as of December 31, 2024, an increase of 5.7%. During the nine months ended September 30, 2025, the Company repurchased 95,103 shares of its common stock at a weighted average price of $17.33. The aggregate year-to-date repurchase activity was accretive to the Company’s book value per share.

Investment Securities

The Company maintains a primarily fixed income investment securities portfolio that had a total carrying value of $205.7 million at September 30, 2025 and $222.3 million at December 31, 2024. The investment portfolio provides liquidity, interest income, credit risk diversification, means to manage interest rate sensitivity and collateral for secured public funds and secured credit lines. Investment securities are classified as available-for-sale or held-to-maturity based on management’s investment strategy and management’s assessment of the intent and ability to hold the securities until maturity. Investment securities that we may sell prior to maturity in response to changes in management’s investment strategy, liquidity needs, interest rate risk profile or for other reasons are classified as available-for-sale. The Company also had restricted stock and equity securities within its investment securities portfolio with total carrying values of $7.6 million and $2.8 million, respectively, at both September 30, 2025 and December 31, 2024.

The Company purchased $14.0 million of investment securities during the nine months ended September 30, 2025, which were comprised of $13.0 million of agency mortgage-backed securities and $1.0 million of agency collateralized mortgage obligation securities. The Company did not sell any fixed income investment securities during the nine months ended September 30, 2025. The Company had $34.4 million in maturities and principal repayments on securities during the nine months ended September 30, 2025, which were comprised of $14.1 million of U.S. agency mortgage-backed securities, $10.8 million of U.S. Treasuries, $5.0 million of U.S. government and federal agencies securities and $4.5 million of U.S. agency collateralized mortgage obligation securities.

The following table summarizes the amortized cost and fair value of the Company’s fixed income investment portfolio as of September 30, 2025 and December 31, 2024, respectively.

	September 30, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Held-to-maturity
U.S. Treasuries	$6,002	$5,642	$6,001	$5,418
U.S. government and federal agencies	35,323	32,117	35,349	30,606
U.S. agency collateralized mortgage obligations	16,567	13,424	17,805	13,857
Taxable municipal	6,028	5,228	6,041	4,952
U.S. agency mortgage-backed	25,371	21,236	26,813	21,437
Total Held-to-maturity Securities	$89,291	$77,647	$92,009	$76,270
Available-for-sale
U.S. Treasuries	$17,231	$16,992	$27,920	$27,137
U.S. government and federal agencies	5,989	5,807	10,966	10,581
Corporate bonds	3,000	2,811	3,000	2,739
U.S. agency collateralized mortgage obligations	33,713	28,184	36,032	29,611
Tax-exempt municipal	1,378	1,214	1,379	1,171
Taxable municipal	270	270	270	263
U.S. agency mortgage-backed	64,692	61,100	64,274	58,755
Total Available-for-sale Securities	$126,273	$116,378	$143,841	$130,257

In the prevailing rate environments as of September 30, 2025 and December 31, 2024, the Company’s fixed income investment portfolio had an estimated weighted average remaining life of approximately 4.1 years and 4.2 years, respectively. The available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 3.1 years at both September 30, 2025 and December 31, 2024, respectively. The held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 5.4 years and 6.0 years as of September 30, 2025 and December 31, 2024, respectively.

The following table summarizes the maturity composition of our fixed income investment securities as of September 30, 2025, including the weighted average yield of each maturity band. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

	September 30, 2025
	Amortized	Fair	Weighted-Average
(Dollars in thousands)	Cost	Value	Yield
Held-to-maturity
Due in one year or less	$—	$—	—
Due after one year through five years	33,496	31,110	1.20%
Due after five years through ten years	16,493	14,385	1.78%
Due after ten years	39,302	32,152	1.44%
Total Held-to-maturity Securities	$89,291	$77,647	1.41%
Available-for-sale
Due in one year or less	$22,701	$22,433	1.30%
Due after one year through five years	17,737	17,223	2.76%
Due after five years through ten years	34,275	33,479	3.40%
Due after ten years	51,560	43,243	1.58%
Total Available-for-sale Securities	$126,273	$116,378	2.19%

Loan Portfolio

Gross loans, net of unearned income, increased $65.9 million to $1.94 billion as of September 30, 2025 compared to $1.87 billion as of December 31, 2024. The increase in loans from December 31, 2024, was primarily attributable to growth in commercial real estate loans, construction and development loans, and residential mortgage loans. The Company continues to maintain its disciplined underwriting standards while prudently pursuing loan growth opportunities that provide acceptable risk-adjusted returns.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial	$1,191,151	61.61%	$1,181,090	63.24%
Construction and land development	193,444	10.01%	164,988	8.83%
Residential	501,104	25.92%	472,932	25.32%
Commercial - Non Real Estate:
Commercial loans	46,610	2.41%	47,736	2.56%
Consumer - Non-Real Estate:
Consumer loans	1,029	0.05%	906	0.05%
Total Gross Loans	$1,933,338	100.00%	$1,867,652	100.00%
Allowance for loan credit losses	(19,714)		(18,715)
Net deferred loan costs	4,770		4,521
Total net loans	$1,918,394		$1,853,458

Asset Quality

The Company maintains policies and procedures to promote sound underwriting and to mitigate credit risk. The Chief Credit Officer is responsible for establishing credit risk policies and procedures, including underwriting and hold guidelines and credit approval authority, and monitoring credit exposure and performance of the Company’s lending-related transactions.

The Company’s asset quality remained strong through the first nine months of 2025. The Company did not have any nonperforming assets, which includes nonperforming loans, OREO, or loans classified as substandard as of September 30, 2025. The Company had one loan that was 90 days past due and still accruing interest as of December 31, 2024. The loan paid off, in full, on January 7, 2025. As a result, the Company did not have any nonperforming loans, which consists of loans that are 90 days or more past due or loans placed on nonaccrual as of September 30, 2025.

The Company did not have any nonaccrual loans as of September 30, 2025 or December 31, 2024 nor were there any loans placed on nonaccrual during those periods. A loan is placed on nonaccrual status when (i) the Company is advised by the borrower that scheduled principal or interest payments cannot be met, (ii) when management’s best judgment indicates that payment in full of principal and interest can no longer be expected, or (iii) when any such loan or obligation becomes delinquent for 90 days, unless it is both well-secured and in the process of collection. As a result, the Company did not have any interest income that would have been recognized on nonaccrual loans for the three and nine months ended September 30, 2025 or the three and nine months ended September 30, 2024.

The following table summarizes the Company’s asset quality as of September 30, 2025 and December 31, 2024.

(Dollars in thousands)	September 30, 2025	December 31, 2024
Nonaccrual loans	$—	$—
Loans past due 90 days and accruing interest	—	9,978
Other real estate owned and repossessed assets	—	—
Total nonperforming assets	$—	$9,978

Allowance for loan credit losses to nonperforming assets	N/M	N/M
Nonaccrual loans to gross loans	0.00%	0.00%
Nonperforming assets to period end loans and OREO	0.00%	0.53%

N/M – Not meaningful

Allowance for Loan Credit Losses

Refer to the discussion in Note 1 of the audited financial statements and notes for the year ended December 31, 2024 contained in the Company’s 2024 Annual Report on Form 10-K for management’s approach to estimating the allowance for loan credit losses.

The Company recorded $1 thousand and $2 thousand of net recoveries during the three and nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, the allowance for loan credit losses was $19.7 million or 1.02% of outstanding loans, net of unearned income, compared to $18.7 million or 1.01% of outstanding loans, net of unearned income, at December 31, 2024. The increase in the allowance as a percentage of outstanding loans, net of unearned income, was primarily a result of changes in the composition of the loan portfolio coupled with the updates to the economic forecast and considerations of qualitative factors.

The following tables summarize the Company’s loan loss experience by loan portfolio for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended
	September 30, 2025		September 30, 2024
	Net	Net	Net	Net
	(charge-offs)	(charge-off)	(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)	recoveries	recovery rate (1)
Real estate loans:
Commercial	$—	—	$—	—
Construction and land development	—	—	—	—
Residential	—	—	—	—
Commercial loans	1	0.01%	1	—
Consumer loans	—	—	—	—
Total	$1		$1

Average loans outstanding during the period	$1,912,275		$1,818,472
Allowance coverage ratio (2)		1.02%		1.00%
Total net (charge-off) recovery rate		0.00%		0.00%
Allowance to nonaccrual loans ratio(3)		N/M		N/M

N/M – Not meaningful

(1)	The net (charge-off) recovery rate is calculated by dividing annualized total net (charge-offs) recoveries during the period by average gross loans outstanding during the period.
(2)	The allowance coverage ratio is calculated by dividing the allowance for loan credit losses at the end of the period by gross loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan credit losses at the end of the period by nonaccrual loans at the end of the period.

	Nine Months Ended
	September 30, 2025		September 30, 2024
	Net	Net	Net	Net
	(charge-offs)	(charge-off)	(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)	recoveries	recovery rate (1)
Real estate loans:
Commercial	$—	—	$—	—
Construction and land development	—	—	—	—
Residential	—	—	—	—
Commercial loans	2	0.01%	2	0.01%
Consumer loans	—	—	—	—
Total	$2		$2

Average loans outstanding during the period	$1,883,117		$1,821,708
Allowance coverage ratio (2)		1.02%		1.00%
Total net (charge-off) recovery rate		0.00%		0.00%
Allowance to nonaccrual loans ratio(3)		N/M		N/M

N/M – Not meaningful

(1)	The net (charge-off) recovery rate is calculated by dividing annualized total net (charge-offs) recoveries during the period by average gross loans outstanding during the period.
(2)	The allowance coverage ratio is calculated by dividing the allowance for loan credit losses at the end of the period by gross loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan credit losses at the end of the period by nonaccrual loans at the end of the period.

The following tables summarize the allowance for loan credit losses by portfolio with a comparison of the percentage composition in relation to total allowance for loan credit losses and total loans as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan Credit	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$11,833	60.02%	61.61%
Construction and land development	2,274	11.53%	10.01%
Residential	4,967	25.20%	25.92%
Commercial - Non-Real Estate:
Commercial loans	567	2.88%	2.41%
Consumer - Non-Real Estate:
Consumer loans	73	0.37%	0.05%
Total	$19,714	100.00%	100.00%

	December 31, 2024
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan Credit	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$11,732	62.69%	63.24%
Construction and land development	1,761	9.41%	8.83%
Residential	4,594	24.54%	25.32%
Commercial - Non-Real Estate:
Commercial loans	548	2.93%	2.56%
Consumer - Non-Real Estate:
Consumer loans	80	0.43%	0.05%
Total	$18,715	100.00%	100.00%

Management believes that the allowance for loan credit losses is adequate to absorb lifetime expected credit losses inherent in the portfolio as of September 30, 2025. There can be no assurance, however, that adjustments to the provision for (recovery of) credit losses will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; or changes in the circumstances of particular borrowers are criteria that could change and make adjustments to the provision for (recovery of) credit losses necessary.

Deposits

Total deposits increased $76.4 million or 4.0% to $1.97 billion as of September 30, 2025 compared to $1.89 billion as of December 31, 2024.

Non-interest bearing demand deposits increased $13.6 million or 3.1% to $446.9 million as of September 30, 2025 compared to $433.3 million at December 31, 2024. Non-interest bearing demand deposits represented 22.7% and 22.9% of total deposits at September 30, 2025 and December 31, 2024, respectively.

Interest-bearing deposits, which include NOW accounts, regular savings accounts, money market accounts, and time deposits, increased $62.8 million or 4.3% to $1.52 billion as of September 30, 2025 compared to $1.46 billion December 31, 2024. Interest-bearing deposits represented 77.3% and 77.1% of total deposits at September 30, 2025 and December 31, 2024, respectively.

The Company focuses on funding asset growth with deposit accounts, with an emphasis on core deposit growth, as its primary source of deposits. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, time deposits, reciprocal IntraFi Demand® deposits, reciprocal IntraFi Money Market® deposits and reciprocal IntraFi CD® deposits. Core deposits totaled $1.67 billion or 84.7% of total deposits and $1.62 billion or 85.4% of total deposits at September 30, 2025 and December 31, 2024, respectively.

The following table sets forth the average balances of deposits and the average interest rates paid for the three months ended September 30, 2025 and 2024.

	September 30, 2025		September 30, 2024
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$443,909		$461,337
Interest bearing:
NOW accounts	354,918	2.30%	319,463	2.89%
Money market accounts	350,431	2.74%	374,141	3.26%
Savings accounts	43,401	1.10%	45,980	1.45%
Time deposits	741,797	4.19%	738,680	4.60%
Total interest-bearing	1,490,547	3.31%	1,478,264	3.80%
Total	$1,934,456	2.55%	$1,939,601	2.89%

The following table sets forth the average balances of deposits and the average interest rates paid for the nine months ended September 30, 2025 and 2024.

	September 30, 2025		September 30, 2024
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$434,238		$436,147
Interest bearing:
NOW accounts	347,468	2.32%	312,255	2.79%
Money market accounts	346,041	2.71%	340,362	3.21%
Savings accounts	42,853	1.03%	50,060	1.41%
Time deposits	730,532	4.27%	773,537	4.53%
Total interest-bearing	1,466,894	3.35%	1,476,214	3.75%
Total	$1,901,132	2.58%	$1,912,361	2.90%

The following table sets forth the maturity ranges of certificates of deposit with balances of $250,000 or more as of September 30, 2025.

	September 30, 2025
(Dollars in thousands)	Total	Uninsured
Three months or less	$61,634	$45,134
Over three through 6 months	96,339	74,089
Over 6 through 12 months	118,176	93,426
Over 12 months	61,651	56,901
Total	$337,800	$269,550

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $843.4 million at September 30, 2025 and $816.7 million at December 31, 2024. Included in these amounts were $160.6 million and $157.4 million of public fund deposits that are collateralized as of September 30, 2025 and December 31, 2024, respectively. Deposits that were not insured or not collateralized represented 35% of total deposits at both September 30, 2025 and December 31, 2024, respectively.

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

Shareholders’ equity increased $13.1 million or 5.3% to $259.7 million at September 30, 2025 compared to $246.6 million at December 31, 2024. During the nine months ended September 30, 2025, the increase in shareholders’ equity was primarily attributable to a $11.0 million increase in retained earnings, a result of the year-to-date net income exceeding the amount of dividends paid, coupled with a $2.9 million decrease in accumulated other comprehensive loss, due to lower market interest rates. Book value per share was $18.27 as of September 30, 2025 compared to $17.28 as of December 31, 2024.

In August of 2025, the Company’s Board of Directors authorized the extension of the Company’s stock repurchase program that was originally adopted in August of 2021. Under the stock repurchase program, the Company may repurchase up to 700,000 shares of its common stock, par value of $0.01 per share, or approximately 5% of its outstanding shares of common stock. The stock repurchase program will expire on August 31, 2026, or earlier if all the authorized shares have been repurchased.  The Company repurchased 15,660 and 95,103 shares of its outstanding common stock under the program during the three and nine months ended September 30, 2025, respectively.

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

In addition to the liquidity provided by balance sheet cash flows, the Company supplements its liquidity with additional sources such as secured borrowing credit lines with the FHLB and the Federal Reserve Bank. Specifically, the Company has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and commercial loans to the Federal Reserve Bank. Based on collateral pledged as of September 30, 2025, the total FHLB available borrowing capacity was $446.9 million. Additional borrowing capacity with the Federal Reserve Bank was approximately $115.5 million as of September 30, 2025.

On September 3, 2024, the Company took out three fixed interest rate FHLB advances with terms of 18, 24, and 36 months.  The interest rates on the advances range from 3.91% to 4.14%. At September 30, 2025, the Company had three outstanding FHLB advances totaling $56.0 million.

Total liquidity, defined as cash and cash equivalents, unencumbered securities at fair value, and available secured borrowing capacity, was $826.7 million at September 30, 2025 compared to $727.3 million at December 31, 2024.

In addition to available secured borrowing capacity, the Company had available federal funds lines with correspondent banks of $110.0 million at September 30, 2025.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Issuer purchases of Registered Equity Securities:

On August 18, 2021, the Company’s Board of Directors approved a share repurchase plan (the “Plan”) of up to 5% of outstanding common stock. As announced in a Current Report of Form 8-K filed with the SEC on August 19, 2025, the  Plan, which was set to expire on August 31, 2025, was extended to August 31, 2026. The first repurchase under the Plan occurred in May 2024. The following table reflects share repurchase activity during the three months ended September 30, 2025:

	Total Number of Shares Repurchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 2025	—	$—	—	617,554
August 2025	15,660	18.74	15,660	601,894
September 2025	—	—	—	601,894
	15,660	$18.74	15,660

(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)

During the fiscal quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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

101.0†

Interactive data files formatted in Inline eXtensible Business Reporting Language pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2025 and September 30, 2024 (unaudited), (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and September 30, 2024  (unaudited), (iv) the Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2025 and September 30, 2024 (unaudited), (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and September 30, 2024  (unaudited) and (vi) the Notes to the Consolidated Financial Statements.

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.0)

†Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2025

JOHN MARSHALL BANCORP, INC.

By:	/s/ Christopher W. Bergstrom
Name:	Christopher W. Bergstrom
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kent D. Carstater
Name:	Kent D. Carstater
Title:	Senior Executive Vice President, Chief Financial Officer
(Principal Financial Officer)