Form 10-K
period 2025-12-31
John Marshall Bancorp, Inc.
filed 2026-03-13
CIK 1710482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

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

Based on the closing price as reported on The Nasdaq Stock Market, LLC, the aggregate market value of the Registrant's Common Stock held by non-affiliates on June 30, 2025 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $231.6 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of March 5, 2026 was 14,213,556.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-K of John Marshall Bancorp, Inc. (the “Company”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. These forward-looking statements are based on our beliefs and assumptions and on the information available to us at the time that these disclosures were prepared, and involve known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Should any known or unknown risks and uncertainties develop into actual events, those developments could have material adverse effects on our business, financial condition and results of operations. Factors that could have an adverse effect on the operations of the Company and its wholly-owned subsidiary, John Marshall Bank (the “Bank”), include, but are not limited to, the following:

•	the concentration of our business in the Washington, D.C. metropolitan area and the effect of changes in the economic, political and environmental conditions on this market, including shutdowns and potential reductions in spending by the U.S. Government, and related reductions in the federal workforce;
•	adequacy of our allowance for loan credit losses, allowance for unfunded commitments credit losses, and allowance for credit losses associated with our held-to-maturity and available-for-sale securities portfolios;
•	deterioration of our asset quality;
•	future performance of our loan portfolio with respect to recently originated loans;
•	the level of prepayments on loans and mortgage-backed securities;
•	liquidity, interest rate and operational risks associated with our business;
•	changes in our financial condition or results of operations that reduce capital;
•	our ability to maintain existing deposit relationships or attract new deposit relationships;
•	changes in consumer spending, borrowing and savings habits;
•	inflation and changes in interest rates that may reduce our margins or reduce the fair value of financial instruments;
•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•	additional risks related to new lines of business, products, product enhancements or services;
•	increased competition with other financial institutions and fintech companies;
•	adverse changes in the securities markets;
•	changes in the financial condition or future prospects of issuers of securities that we own;
•	our ability to maintain an effective risk management framework;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory structure and in regulatory fees and capital requirements;
•	compliance with legislative or regulatory requirements;
•	results of examination of us by our regulators, including the possibility that our regulators may require us to increase our allowance for credit losses or to write-down assets or take similar actions;
•	potential claims, damages, and fines related to litigation or government actions;
•	the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;
•	geopolitical conditions, including trade restrictions and tariffs, and acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to trade restrictions and tariffs, and acts or threats of terrorism and/or military conflicts, negatively impacting business and economic conditions in the U.S. and abroad;
•	the effects of weather-related or natural disasters, which may negatively affect our operations and/or our loan portfolio and increase our cost of conducting business;
•	public health events (such as the COVID-19 pandemic) and governmental and societal responses thereto;
•	technological risks and developments, and cyber threats, attacks, or events;

•	changes in accounting policies and practices;
•	our ability to successfully capitalize on growth opportunities;
•	our ability to retain key employees;
•	deteriorating economic conditions, either nationally or in our market area, including higher unemployment and lower real estate values;
•	implications of our status as a smaller reporting company and as an emerging growth company; and
•	other factors discussed in Item 1A. Risk Factors in this Form 10-K.

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

We primarily serve small to medium-sized businesses, their owners and employees, professional corporations, non-profits and individuals with a broad range of banking products and financial services. Some of the products and services that we offer include commercial checking, savings and money market accounts, certificates of deposit, treasury and cash management services, commercial and industrial loans, commercial real estate loans, residential and commercial construction and development loans, U.S. Small Business Administration (“SBA”) 7(a) loans, consumer mortgages, online banking, and mobile banking. As of December 31, 2025, we had total consolidated assets of $2.33 billion, gross loans of $1.97 billion, total deposits of $1.97 billion and total shareholders’ equity of $265.6 million.

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

Our primary service area comprises the majority of the population and household income of the Washington-Arlington-Alexandria, DC-VA-MD-WV (“Washington, D.C.”) Metropolitan Statistical Area (“MSA”). The Washington, D.C. MSA, according to U.S. Bureau of Economic Analysis data, ranked sixth among all MSAs for 2023 gross domestic product. According to data sourced from S&P Global Market Intelligence, among the largest MSAs ranked by gross domestic product (New York, Los Angeles, Chicago, San Francisco, Dallas and Washington), the Washington, D.C. MSA ranked second for 2025 median household income at $123,209, second in 2026 to 2031 projected population growth at 2.8% and first in the percentage of inhabitants 25 or older with a bachelor’s degree or higher educational attainment at 55.4%. According to the U.S. Bureau of Labor Statistics, the Washington, D.C. MSA’s December 2025 unemployment rate was 4.5%, less than the average of six largest MSAs.

Based upon Federal Deposit Insurance Corporation (the “FDIC”) data as of June 30, 2025, the Washington D.C. MSA housed $315 billion of deposits, with the top five financial institutions controlling 68%. At June 30, 2025, our deposits were $1.90 billion, ranked 17th in the MSA and represented a 0.6% market share. Nine of the sixteen banks ranked ahead of the Company are headquartered outside of the Washington, D.C. MSA. Our market area has experienced a significant degree of banking consolidation over the last several decades. Since the Company’s inception, banking assets in excess of $55 billion have been acquired. We believe that as financial institutions are merged with or acquired by remote, larger institutions, their customers can become further removed from the point of decision making. The consolidation trend provides an opportunity for the Company to execute a focused strategy of offering personalized services to attract potential customers who are underserved or dissatisfied.

Given the Company’s proximity to Washington, D.C., the federal government has contributed to the growth and generally played a stabilizing role in our market area’s economy. In recent years, local governments have made great strides in diversifying their local economies. Virginia Tech selected the City of Alexandria as the site for its innovation campus which aims to graduate 25,000 new bachelor’s and master’s students in computer science and related fields over the next 20 years.  The innovation campus opened February 28, 2025.  The $1 billion, 600,000 square foot campus is expected to confer over 600 graduate degrees annually and provide talent to spur further technological growth. By 2030, Amazon’s headquarters in Arlington County is expected to occupy at least four million square feet of office space. Phase one of Amazon’s HQ2 was completed in the spring 2023.  Amazon will invest more than $2 billion to establish its new headquarters, which will create at least 25,000 high-wage jobs by 2030.  Fairfax County is home to ten Fortune 500 company headquarters and 17 Fortune 1000 company headquarters. Loudoun County is known as “data center alley” as it has the world’s highest concentration of data centers with more than 30 million square feet of data center space. Loudoun County is home to more than 3,500 technology companies.  Prince William County has partnered with George Mason University to found the Prince William Science Accelerator, a fast-growing biotechnology cluster to foster the study of life sciences.

We believe the size, growth, economic diversity and banking consolidation within the Washington, D.C. MSA, when combined with our business strategy, provide us with excellent opportunities for long-term, sustainable growth.

Strengths

We believe that we are well-positioned to execute our banking strategy as a result of our competitive strengths:

●	Experienced management team. Our executive management team brings decades of in-market experience. Christopher W. Bergstrom, our President and Chief Executive Officer, has a banking career spanning nearly 44 years. Mr. Bergstrom joined the Company in 2018. Prior to joining the Company, Mr. Bergstrom served in executive management capacities at banks in our market area that were significantly larger than the Company. Andrew J. Peden, our Chief Banking Officer, has over 25 years of banking experience, all of it in the Washington, D.C. MSA. He joined the Company in 2018. Kent D. Carstater, our Chief Financial Officer, has over 28 years of financial services experience as a commercial banker and investment banker. He joined the Company in 2016. Jason R. McDonough, our Chief Lending Officer, has close to 20 years of banking experience, all of it in the Washington, D.C. MSA. He joined the Company in 2018. Messrs. Bergstrom, Peden, Carstater, and McDonough have deepened the management team by recruiting experienced financial services professionals who have demonstrated their ability to drive organic growth, improve operating efficiencies and establish a robust risk management framework.
●	Disciplined credit culture. In originating loans, our relationship managers focus on experienced business owners with demonstrated capacity to fulfill their financial obligations. Loan officers have relatively low individual discretionary loan authority levels, which generally results in loan committee vetting to uphold appropriate structure and terms prior to approval. Loan committee meetings are held regularly and on an as-needed basis to promote prompt decisions. We utilize an independent, regionally based loan review firm, that focuses exclusively on community and regional banks, to validate our risk ratings and assess our underwriting and loan administration. We believe that our rigorous underwriting and diligent monitoring of the loan portfolio have created a “credit first” mentality that permeates the Company and is reflected in our asset quality statistics. As of December 31, 2025, the Company had no non-accrual loans and no other real estate owned (“OREO”). In each of the past five fiscal years, net charge-offs have not exceeded 0.02% of average gross loans.
●	Conservative balance sheet. The Company’s balance sheet provides the foundation for prudent growth. The Bank’s capital ratios exceed the thresholds required of a well-capitalized institution. As of December 31, 2025, the Bank had the capacity to add $1.0 billion of risk-weighted assets to its balance sheet and still maintain well-capitalized status. The Company has ample liquidity to meet its obligations and fund anticipated loan growth. As of December 31, 2025, the Bank had over $233.5 million of liquid assets, defined as cash and unpledged securities, over $594 million of available secured borrowing facilities and $110 million of available unsecured borrowing facilities. Management believes the Company’s balance sheet is well-positioned for organic growth and potential acquisitions.

●	Proven ability to grow. Over the long term we have demonstrated an ability to grow our loans and deposits. For the eight year period ended December 31, 2025, the Company’s compound annual growth rates in assets, gross loans, deposits and non-interest bearing deposits were 8.9%, 8.8%, 10.4% and 12.0%, respectively. Our team of professionals has been an important driver of our organic growth by developing banking relationships with current and potential customers. We believe our ability to recruit and retain talented, customer service-oriented professionals has been at the core of our growing and expanding banking relationships.
●	Accelerating earnings momentum and completive returns. The Company reported net income of $21.2 million for the twelve months ended December 31, 2025, a 24.0% increase over the $17.1 million reported for the twelve months ended December 31, 2024. Net income for the fourth quarter of 2025 marked the sixth consecutive quarter of net income growth. From December 31, 2024 to December 31, 2025, the Company increased book value per share from $17.28 to $18.69. In addition to the $0.30 per share cash dividend paid in July 2025, total return to shareholders when considering the change in book value per share and cash dividend for 2025 was $1.71 per share, an increase of 9.9%.
●	Attractive markets. As of June 30, 2025, the most recent FDIC data available, the Washington, D.C. MSA had $315 billion in deposits. Owing in large part to the presence of the United States government, the unemployment rate in the Washington, D.C. MSA has consistently been lower than that of the country as a whole. The Washington, D.C. MSA has undergone a significant amount of bank consolidation in the past several decades. These mergers and acquisitions can disenfranchise customers as the decision makers and procedures of the selling institutions are made to conform to those of the acquiring institutions. This dislocation creates additional opportunities for the Company to develop new business relationships with dissatisfied customers and to hire experienced banking professionals.

Business Strategy

The Company’s goal is to enhance its franchise and shareholder value by achieving significant growth in assets and profitability while maintaining strong asset quality and providing exceptional customer experiences. We embrace innovation and provide value-added solutions our customers need and expect. We intend to execute on this goal by focusing on the following objectives:

●	Maintain financial and credit quality discipline. We are committed to being a high performing bank and will strive to continue to grow our loan and deposit portfolios in a disciplined manner. Gross loans net of unearned income grew $103.2 million or 5.5% during 2025, with $37.3 million of the growth taking place during the three months ended December 31, 2025. The Company’s asset quality remains outstanding, with no non-accrual loans and no OREO. Over the past five years, annual ROAA averaged 0.91% and annual ROAE averaged 9.16%.
●	Hire experienced commercial banking officers. Our growth strategy centers around the hiring of highly experienced, local banking professionals with successful track records and established customer relationships with small to medium-sized businesses, their owners, professionals and non-profits. We anticipate that these officers will be able to attract customers with whom they have built relationships over the years, enhancing our loan and deposit production. We typically hire one or more officers for a specific target sub-market or business segment and then, if applicable, establish a branch office to support business generation once a significant market presence has been established. This strategy allows us to open branch offices that are profitable at or shortly after opening, further enhancing our franchise value as we continue to grow.
●	Expand in high growth markets. The market areas in which the Company operates and those contemplated for potential expansion are characterized by high concentrations of small to medium-sized businesses, professionals or non-profits. The Company will look for opportunities to expand its franchise in these markets on a selective and opportunistic basis. While the Company has not completed any acquisitions to date, it has, on several occasions, investigated and engaged in discussion with respect to the possibility of such acquisitions, and it expects that it may do so in the future. We may seek additional branching opportunities, centered on experienced lending officers with a significant portfolio of commercial customers. We plan to increase our market share by selective expansion, and by establishing and marketing commercial loan, deposit and cash management products and services, with a high level of personal service, to our desired customer base.

●	Maintain commercial bank, customer-centric orientation among specific segments in our communities. The banking market in the Washington, D.C. MSA has experienced significant consolidation among financial institutions over the last several decades. We compete against larger banks operating in our market by targeting specific customer segments and minimizing layers of management and distance between the customer and the Bank’s decision makers. The Bank is a commercially oriented bank focused on the following customer segments: small to medium-sized businesses, professional services, builders and developers, associations, government contractors, health services companies, nonprofits, private schools, property management companies, trade contractors and title companies. We leverage personal relationships established by our officers, directors and employees with our customers. We strive to provide innovative products and value-added advice to our customers. We believe that the larger financial institutions’ desire to realize efficiencies oftentimes results in more distance and delay in serving customers. Our strategic focus, coupled with the dislocation caused by bank consolidation in our market area, provides an excellent opportunity for the Company to gain market share through a more timely delivery of customer-driven products and services through a personalized sales approach.
●	Continue to leverage our infrastructure and drive profitability. Since our inception, our management team has been successful in implementing its high-touch, technology focused approach to serving customers while maintaining cost consciousness throughout the organization, thereby achieving profitability and return metrics above peer averages. We are able to successfully execute this strategy because of our customers’ limited need for an expansive retail branching network. Our branch-lite strategy allows us to invest in and leverage our digital platform. We have been able to enhance the customer experience through services such as remote deposit capture, mobile banking, online banking, sophisticated internet-based cash management systems and same day Automated Clearing House (ACH), electronic funds transfers. For the year ended December 31, 2025, the Company’s overhead-to-average assets ratio was 1.48%. The Company’s overhead-to-average asset ratio is calculated by dividing non-interest expense by average assets.

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

Our Products and Services

We emphasize providing commercial banking services. Our dedicated relationship managers serve as direct points of contact for owners, management and employees of small and medium-sized businesses. We provide subject matter expertise in a variety of niche industries including charter and private schools, government contractors, trade contractors, health services, nonprofits and associations, professional services, property management companies, and title companies. We focus on customers living and working in and near our service area. We offer retail banking services to accommodate the needs of both corporate customers as well as individuals residing and working in the communities we serve. We also offer online banking, mobile banking and a remote deposit service, which allows customers to facilitate and expedite deposit transactions through the use of electronic devices. A sophisticated suite of treasury management products is a key feature of our customer focused, relationship driven marketing. We have partnered with experienced service providers in both insurance and merchant services to further augment the products available to our customers.

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

Our 10 largest borrowing relationships by outstanding borrowings accounted for approximately 11.7% of our loans as of December 31, 2025. With this concentration of credit risk among a limited number of borrowers, we may face a greater risk of material credit losses if any one or several of these borrowers fail to perform in accordance with their loans, compared to a bank with a more diversified loan portfolio.

In addition, approximately 37.5% of the loans in our loan portfolio were first originated during the past three years. While we believe our underwriting standards are designed to manage normal lending risks, it is difficult to assess the future performance of our loan portfolio due to the recent origination of many of our loans. As a result, it is difficult to determine whether these loans will become non-performing or delinquent, or whether we will hold non-performing or delinquent loans that may adversely affect our future performance.

Refer to the Loan Portfolio section within Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the composition of our loan portfolio as of December 31, 2025 and 2024.

Our aim is to build and maintain a commercial loan portfolio consisting of term loans, demand loans, lines of credit and commercial real estate loans provided to primarily locally based borrowers. These types of loans are generally considered to have a higher degree of risk of default or loss than other types of loans, such as well underwritten, prime residential real estate loans, because repayment may be affected by general economic conditions, interest rates, the quality of management of the business and other factors which may cause a borrower to be unable to repay its obligations. Traditional installment loans and personal lines of credit are available on a selective basis. General economic conditions can directly affect the quality of a small and mid-sized business loan portfolio.

Loan business is generated primarily through direct-calling efforts and referrals. Referrals of loan business come from directors, current customers and professionals such as lawyers, accountants and financial intermediaries.

At December 31, 2025, the Bank’s statutory lending limit to any single borrower was approximately $46.7 million, subject to certain exceptions provided under applicable law. As of December 31, 2025, the Bank’s credit exposure to its largest borrower was $30.0 million.

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

As noted above, commercial real estate loans are generally made on owner occupied or managed investment properties where there is both a reliance on the borrower’s financial health and the ability of the borrower and the business to repay. The Bank generally requires personal guarantees on all commercial loans as a matter of policy; exceptions to policy are documented. Most borrowers are required to forward annual corporate, partnership and personal financial statements to comply with Bank policy and enforced through loan covenants. Interest rate risks to the Bank are mitigated by using either floating interest rates or by fixing rates, generally less than 10 years. While loan amortizations may be approved for up to 360 months, loans generally have a call provision (maturity date) of 10 years or less. Specific and non-specific provisions for loan credit loss reserves are generally set based upon a methodology developed by management and approved by the board of directors and described more fully under “Critical Accounting Policies and Estimates” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K. At December 31, 2025, approximately 16.4% of our loan portfolio related to owner occupied commercial real estate loans, and approximately 38.5% of our loan portfolio related to managed investment commercial real estate.

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

We attempt to reduce risk associated with construction and development loans by obtaining personal guaranties and by keeping the maximum loan-to-value ratio at or below 75% of the appraised value and maximum loan-to-cost ratio at or below 85%, depending on the project type. All construction loans are administered by a centralized department within the Bank that is comprised of experienced loan administrators that specialize in residential, commercial and consumer construction project oversight.  Further, all construction loans are loaded into, and managed on, a third party, nationally recognized construction loan administration platform, which is a fintech solution that provides a unique customer experience, consistency in loan administration, and risk management through portfolio monitoring, market/asset type/borrower concentration analysis, and disbursement efficiency. Finally, the Bank works with highly sophisticated sponsors that are experienced, well capitalized, and positioned to manage through a downturn. As of December 31, 2025, construction and development loans made up approximately 11.3% of our loan portfolio.

Commercial Term Loans. We provide funds for equipment and general corporate needs. This loan category is designed to support borrowers who have a proven ability to service debt over a term generally not to exceed 60 months. The Bank generally requires a first lien position on all collateral and guarantees from owners having at least a 20% interest in the involved business. Interest rates on commercial term loans are generally floating or are fixed for a term not to exceed five years. Management carefully monitors industry and collateral concentrations to avoid loan exposures to a large group of similar industries and/or similar collateral. Commercial loans are evaluated for historical and projected cash flow attributes, balance sheet strength, and primary and alternate resources of personal guarantors. Commercial term loan documents require borrowers to forward regular financial information on both the business and on personal guarantors. Loan covenants require at least annual submission of complete financial information and in certain cases this information is required more frequently, depending on the degree to which the Bank requires information for monitoring a borrower’s financial condition and compliance with loan covenants. Collateral borrowing certificates may be required to monitor certain collateral categories on a monthly or quarterly basis. Key person life insurance is required as appropriate and as necessary to mitigate the risk of loss of a primary owner or manager.

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

Combined, commercial term loans and lines of credit represent approximately 2.5% of our loan portfolio as of December 31, 2025.

Mortgage Lending. The Bank originates, funds and services non-conforming 1-4 family residential mortgage loans for its own portfolio. Such loans are generally made at no more than the lesser of 80% loan to collateral value or cost. Mortgage loans are underwritten with full documentation, including verification of income and assets. Although the mortgage loans the Bank originates often carry amortization periods of up to 30 years, interest rate risk is controlled through balloon payments or interest rate adjustments of generally six years or less. At December 31, 2025, Bank originated 1-4 residential mortgage loans represented 8.1% of our loan portfolio.

The Bank also purchases and services 5/1, 7/1 and 10/1 adjustable-rate mortgages. These mortgages are made on primary residences within our market area and are subject to a strict, uniform set of underwriting criteria. Management views purchased mortgages as a managed risk means of diversifying our earning asset portfolio and achieving a yield, net of the amortized premium, superior to that which may be available in the fixed income market. At December 31, 2025, approximately 17.1% of our loan portfolio related to purchased mortgages.

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

Deposit Activities

Deposits sourced through our relationship managers and obtained through bank offices have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. In order to serve the needs of its customers, the Bank offers several types of deposit accounts including demand, NOW, money market and savings accounts as well as certificates of deposit. The Bank typically pays a competitive rate on the interest-bearing deposits. As a relationship-oriented organization, we seek to obtain deposit relationships with our loan customers. We offer a full range of consumer and commercial deposit products, including online banking with free bill pay, cash management with the means to detect and prevent fraud, sweep accounts, wire transfer, real time payments, check imaging and remote deposit capture. Through our membership in the IntraFi Network®, we can arrange FDIC insurance of up to $285 million of transaction deposits, certificates of deposits or some combination of the two.

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

The Audit Committee of our board of directors is responsible for overseeing risks associated with financial matters (particularly financial reporting, accounting practices and policies, disclosure controls and procedures and internal control over financial reporting). The Compensation Committee of our board of directors has primary responsibility for risks and exposures associated with our compensation policies, plans and practices, regarding both executive compensation and our compensation structure generally. In particular, our Compensation Committee, in conjunction with our President and Chief Executive Officer, as appropriate, reviews our incentive compensation arrangements to ensure these programs are consistent with applicable laws and regulations, including safety and soundness requirements, and do not encourage imprudent or excessive risk-taking by our employees. The Governance and Nominating Committee of our board of directors oversees risks associated with the independence of our board of directors and potential conflicts of interest.

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

The role of our board of directors in our risk oversight is consistent with our leadership structure, with our President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Banking Officer and the other members of senior management having responsibility for assessing and managing our risk exposure, and our board of directors and its committees providing oversight in connection with those efforts. We believe this division of risk management responsibilities presents a consistent, systemic and effective approach for identifying, managing and mitigating risks throughout our operations.

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

We could remain an emerging growth company for up to five years, or until the earliest of (i) the end of the first fiscal year during which we have total annual gross revenues of $1.235 billion or more, (ii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (iii) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Employees

As of December 31, 2025, we had 138 full-time employees and 2 part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

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

The Federal Reserve has adopted final rules regarding capital requirements and calculations of risk-weighted assets to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. These rules require the Bank to comply with the following minimum capital ratios: (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of 4.5%, plus a 2.5% capital conservation buffer, resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of 7.0%, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the 2.5% capital conservation buffer, resulting in a minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of total risk-based capital to risk-weighted assets of 8.0%, plus the 2.5% capital conservation buffer, resulting in a minimum total risk-based capital ratio of 10.5%, and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer, is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. As of December 31, 2025 and 2024, the capital ratios of the Bank were in excess of the requirements.

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

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the Deposit Insurance Fund of the FDIC (“DIF”), subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2025 and 2024.

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

The Company recorded an expense of $1.0 million for FDIC insurance premiums for each of the years ended December 31, 2025 and 2024.

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

On October 24, 2023, the federal bank regulatory agencies issued a final rule to modernize their respective CRA regulations. The revised rules would have substantially altered the methodology for assessing compliance with the CRA, and likely would have made it more challenging and/or costly for the Bank to maintain its “satisfactory” rating. Following its finalization on March 29, 2024, the 2023 modernization rule became subject to an ongoing injunction. On July 16, 2025, the federal bank regulatory agencies issued a joint proposal to rescind the 2023 modernization rule. The agencies continue to apply the CRA rules as they existed before the 2023 modernization, considering the injunction and pending finalization of the rescission of the modernization rule.

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

During 2025, the CFPB reduced its staff by over 80%. The reduction in force is the subject of litigation, and the staffing cuts are currently stayed pending the federal circuit court’s rehearing of the case. The impact of these developments on banking organizations is uncertain. States and state attorneys general may increase regulatory, investigative and enforcement activity with respect to consumer protection, in response to changes in regulation, supervision and enforcement of consumer protection laws by federal regulators.

Notwithstanding ongoing, legal, budgetary and structural challenges affecting the CFPB, the CFPB remains an active federal regulatory agency with continuing supervisory and enforcement authority and retains its broad authority to pursue enforcement actions, including investigations, civil actions and cease and desist proceedings. The Bank is also subject to other federal and state consumer protection laws and regulations that, among other things, prohibit unfair, deceptive and abusive, corrupt or fraudulent business practices, untrue or misleading advertising and unfair competition.

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

In October 2024, the CFPB issued a final rule regarding personal financial data rights that is designed to promote “open banking.” The final rule requires, among other things, that data providers, including any financial institution, make available to consumers and certain authorized third parties, upon request, certain covered transaction, account, and payment information. Institutions with at least $1.5 billion but less than $3 billion in total assets, including the Company, are required to comply with the final rule by April 1, 2029. On the same day the final rule was released, certain industry participants filed a complaint against the CFPB challenging the final rule. This legal challenge has since been paused to allow time for the CFPB to assess the rule and determine whether it aligns with the agency’s current policy objectives. In September 2025, the CFPB solicited public comment to reconsider the implementation of “open banking.”

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company and the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the institution’s safety and soundness, and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2025, the Company and the Bank have not been made aware of any instances of noncompliance with this guidance.

The Nasdaq Stock Market, LLC, the exchange on which our common stock is listed, enacted a listing rule that became effective in 2023 requiring listed companies to adopt policies mandating the recovery or “clawback” of excess incentive compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. A copy of our clawback policy is included as Exhibit 97 to this Annual Report on 10-K.

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

Fair Access to Financial Services. In August 2025, President Trump signed Executive Order 14331, “Guaranteeing Fair Banking Access for All Americans,” which states that it is the policy of the United States that no American should be denied access to financial services because of their constitutionally or statutorily protected beliefs, affiliations, or political views. The Executive Order directs the Treasury Secretary and federal banking regulators to address politicized or unlawful debanking activities. In recent years, certain states have also enacted, or have proposed to enact, statutes, regulations or policies that prohibit financial institutions from denying or canceling products or services to a person or business, or otherwise discriminating against a person or business in making available products or services, on the basis of certain social or political factors or other activities.

Artificial Intelligence. CFPB and other federal regulatory guidance reiterates that creditors are not excused from the adverse action notice requirements under the Equal Credit Opportunity Act if they rely on complex algorithmic underwriting models. States have also started to regulate the use of artificial intelligence technologies. In July 2024, the federal banking agencies issued a final rule that requires, among other things, financial institutions to ensure that their automated valuation models for property valuation follow certain quality control standards, including a requirement that such valuation models comply with nondiscrimination laws.

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

Item 1A.Risk Factors

In addition to the other information set forth in this Annual Report on Form 10-K, including the information addressed under “Cautionary Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes, you should carefully consider the factors discussed below. These factors could adversely affect our future business, financial condition, liquidity and results of operations, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, in which case the trading price of our common stock could decline. Our business, financial condition, liquidity or results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. References to past events in these risk factors are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

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

Experience in the banking industry indicates that a portion of our loans will become delinquent, and that some may only be partially repaid or may never be repaid at all. We may experience losses for reasons beyond our control, such as the impact of general economic conditions on customers and their businesses. Accordingly, we maintain an allowance for loan credit losses that represents management’s judgment of expected losses and risks inherent in our loan portfolio. In determining the size of our allowance for loan credit losses, we rely on an analysis of our loan portfolio considering historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. The determination of the appropriate level of the allowance for loan credit losses is inherently highly subjective and requires us to use significant judgment to estimate the level of credit risk and expected losses of the institution based on an evaluation the factors and circumstances that exist as of the applicable measurement date, all of which may change materially. Although we endeavor to maintain our allowance for loan credit losses at a level adequate to absorb any inherent expected losses in the loan portfolio, these estimates of loan credit losses are necessarily subjective and their accuracy depends on the outcome of future events. As of December 31, 2025, the allowance for loan credit losses was $19.8 million or 1.00% of total loans, net of unearned income.

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

At December 31, 2025, we had one loan that was 90 days past due and still accruing interest. We had no non-accrual loans and no OREO at December 31, 2025 or 2024.  Non-performing assets held by the Company adversely affect our net income in various ways:

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

We make loans primarily to borrowers in the Washington, D.C. MSA, focusing on the Virginia counties of Arlington, Fairfax, Loudoun and Prince William and the independent cities located within those counties, and Washington D.C. and its Maryland suburbs, and have a substantial portion of our loans secured by real estate. These concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in such areas, or the continuation of such adverse developments, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand and deposit growth.  Prolonged or repeated shutdowns and actual and proposed spending cuts by the U.S. Government, particularly those resulting in job losses in the Washington, D.C. MSA, could have a negative impact on the markets we serve, which could adversely affect our business, financial condition, and results of operations.  Additionally, if economic conditions in the area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, our provision for loan credit losses may increase, the value of collateral may decline and loan demand may be reduced.

We are exposed to higher credit risk by commercial real estate, commercial and industrial and construction and development-based lending as well as relationship exposure with a number of large borrowers.

Commercial real estate, commercial and industrial and construction and development based lending usually involve higher credit risks than 1-4 family residential real estate lending. As of December 31, 2025, the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate (both owner-occupied and non-owner occupied) – 59.6%; commercial and industrial – 2.5%; and construction and land – 11.3%. These types of loans also involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure. As of December 31, 2025, we had 29 relationships with over $10 million of outstanding loan principal balances with us. While we are not dependent on any of these relationships and while none of these large relationships have directly impacted our allowance for loan credit losses, a deterioration of any of these large credits could require us to increase our allowance for loan credit losses or result in significant losses to us.

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

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a foreclosure depends on factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liabilities, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, our ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of OREO could have an adverse effect on our business, financial condition and results of operations. The Company did not have any OREO as of December 31, 2025.

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

Our 10 largest borrowing relationships by outstanding borrowings accounted for approximately 11.7% of our loans at December 31, 2025. Our largest single borrowing relationship accounted for approximately 1.5% of our loans at December 31, 2025. The loss of any combination of these borrowers, or a significant decline in their borrowings due to fluctuations related to their business needs, could adversely affect our results of operations if we are unable to replace their borrowings with similarly priced new loans or investments. In addition, with this concentration of credit risk among a limited number of borrowers, we may face a greater risk of material credits losses if any one or several of these borrowers fail to perform in accordance with their loans, compared to a bank with a more diversified loan portfolio.

Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.

As a result of our organic growth over the past several years, as of December 31, 2025, approximately $738.6 million, or 37.5%, of the loans in our loan portfolio were first originated during the past three years. The average age by loan type for loans originated in the past three years is: commercial real estate loans— 1.23 years; commercial and industrial loans— 1.26 years; commercial construction loans— 0.97 years; and residential mortgage loans— 1.33 years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Therefore, the recent and current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio, including net charge-offs and the ratio of nonperforming assets in the future. Our limited experience with these loans may not provide us with a significant history with which to judge future collectability or performance. However, we believe that our stringent credit underwriting process, our ongoing credit review processes, and our history of successful management of our loan portfolio, mitigate these risks. Nevertheless, if delinquencies and defaults increase, we may be required to increase our provision for loan credit losses, which could have an adverse effect on our business, financial condition and results of operations.

The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property and other real estate owned may not accurately reflect the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately reflect the net value of the collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of OREO that we acquire through foreclosure proceedings and to determine loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, if any, and our allowance for loan credit losses may not reflect accurate loan impairments. Inaccurate valuation of OREO or inaccurate provisioning for loan credit losses could have an adverse effect on our business, financial condition and results of operations. The Company did not have any OREO as of December 31, 2025.

Risks Related to Funding and Liquidity

Our deposit portfolio includes significant concentrations and a large percentage of our deposits are attributable to a relatively small number of customers.

We rely on a small number of large deposit customers, including high-average balance municipal deposits, as a source of funds. Our 10 largest depositor relationships accounted for approximately 16.7% of our deposits at December 31, 2025. Our largest depositor relationship accounted for approximately 3.6% of our deposits at December 31, 2025. These deposits can and do fluctuate substantially. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ operations, could adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income.

Limits on our ability to use brokered deposits as part of our funding strategy may adversely affect our ability to grow.

A “brokered deposit” is any deposit that is obtained from, or through the mediation or assistance of, a deposit broker. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates. Legislation excludes reciprocal deposits of up to the lesser of $5 billion or 20.0% of an institution’s total liabilities from the definition of brokered deposits, where the institution is well capitalized and has a composite supervisory rating of 1 or 2. We have used brokered deposits in the past, and we may continue to use brokered deposits as one of our funding sources to support future growth. As of December 31, 2025, brokered deposits represented approximately 15.3% of our total deposits. Reciprocal deposits represented an additional 18.3% of total deposits at December 31, 2025.

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

Deposits that were not insured or not collateralized by securities represented 35.1% of our total deposits as of December 31, 2025. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present period. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our available-for-sale investment securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. Under such circumstances, we may be required to access funding from sources such as the Federal Reserve’s discount window in order to manage our liquidity risk.

Unrealized losses in our securities portfolio could affect liquidity.

As market interest rates increase, we may experience significant unrealized losses on our available-for-sale securities portfolio. Unrealized losses related to available-for-sale securities are reflected in accumulated other comprehensive income in our consolidated balance sheets and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect our regulatory capital ratios. We actively monitor our available-for-sale securities portfolio and we do not currently anticipate the need to sell securities for liquidity purposes. Furthermore, we believe it is unlikely that we would be required to sell any such securities before recovery of their amortized cost bases, which may be at maturity. Nonetheless, our access to liquidity sources could be affected by unrealized losses if securities must be sold at a loss; tangible capital ratios continue to decline from an increase in unrealized losses or realized credit losses; the FHLB or other funding sources reduce capacity; or bank regulators impose restrictions on us that impact the level of interest rates we may pay on deposits or our ability to access brokered deposits. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.

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

We maintain an investment portfolio consisting of various high-quality liquid fixed-income securities. The total carrying value of the available-for-sale securities portfolio as of December 31, 2025 was $123.9 million and the estimated duration of the portfolio was approximately 3.1 years. The nature of fixed-income securities is such that changes in market interest rates impact the value of these assets. Based on the duration of our AFS securities portfolio, a one percent increase or decrease in market rates is projected to negatively or positively impact the market value of the AFS securities portfolio by approximately $3.2 million in either instance. Other factors beyond our control including, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and instability in the capital markets can also significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. Any of these factors, among others, could cause expected credit losses and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, financial condition or results of operations. The process for determining whether expected credit losses exist usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and collateral underlying the security. Our failure to correctly and timely assess any expected credit losses with respect to our securities could have an adverse effect on our business, financial condition or results of operations.

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

The use of statistical and quantitative models and other quantitatively-based analyses is endemic to bank decision making and regulatory compliance processes, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, allowance for loan credit losses measurement, portfolio stress testing and the identification of possible violations of anti-money laundering regulations are examples of areas in which we are dependent on models and the data that underlie them. We anticipate that model-derived insights will be used more widely in our decision making in the future. While these quantitative techniques and approaches improve our decision making, they also create the possibility that faulty data or flawed quantitative approaches could yield adverse outcomes or regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision making, which could have an adverse effect on our business, financial condition and results of operations.

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

The banking industry is highly regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking system as a whole or the DIF, not for the protection of our shareholders and creditors. We are subject to regulation and supervision by the Federal Reserve, and our Bank is subject to regulation and supervision by the Federal Reserve, the FDIC, and the Virginia BFI. These regulatory agencies periodically examine our business, including our compliance with laws and regulations, and have the power take a number of different remedial actions if they discover violations of law or regulations, or they determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of our operations have become unsatisfactory.

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

As of December 31, 2025, commercial real estate loans represented 344.6% of our total risk-based capital and had increased 13.3 % during the prior 36 months. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to our commercial real estate portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could limit our growth, require us to obtain additional capital, and have an adverse effect on our business, financial condition and results of operations.

Changes in accounting standards could materially impact our financial statements.

From time to time, the Financial Accounting Standards Board or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements.

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

We are also a “smaller reporting company,” as defined in the federal securities laws. Similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations, such as an exemption from providing selected financial data and an ability to provide simplified executive compensation information and only two years of audited financial statements. If we qualify as a smaller reporting company at the time we cease to qualify as an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

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

Moreover, the overall market and the price of our common stock may experience volatility due to this lack of liquidity. The market price for our common stock has fluctuated during the twelve months ended December 31, 2025, ranging between $21.37 and $14.19 per share.

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

We are subject to the potential adverse effects of a U.S. federal government shutdown.

A prolonged or repeated shutdown of the U.S. federal government could adversely affect our business, financial condition, liquidity, and results of operations. Funding gaps or lapses in federal appropriations may disrupt the operations of government agencies that provide critical economic data, administer regulatory functions, or directly support our customers and counterparties. During a shutdown, federal agencies such as the Internal Revenue Service, Small Business Administration, and various supervisory bodies may suspend or significantly curtail their activities, which can delay loan originations, hinder verification processes, impede regulatory approvals, and reduce the availability of government-guaranteed lending programs.

A shutdown may also impair the financial capacity of borrowers who depend on federal salaries, contracts, reimbursements, or benefit programs, including government employees, federal contractors, and recipients of government-funded services. Reduced or delayed income to these borrowers could increase delinquencies, reduce loan demand, negatively affect deposit inflows, and increase our credit risk exposure. In addition, disruptions to federal economic data releases or fiscal operations may create volatility in financial markets, affecting interest rates, liquidity conditions, and the valuation of securities in our investment portfolio.

The duration and economic impact of any government shutdown are inherently uncertain, and any such event could, individually or in the aggregate, have a material adverse effect on our business, financial condition and results of operations.

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

Location	Year Leased
Headquarters:
1943 Isaac Newton Sq. E, Suites 100, 125, 200, and 220 Reston, VA 20190	2011[1]
Other Properties:
Reston Branch 1943 Isaac Newton Sq. E, Ste. 150 Reston, VA 20190	2011
Alexandria Branch 700 South Washington St. Suites 120 and 230 Alexandria, VA 22314	2013
Arlington Branch 2300 Wilson Blvd., Ste. 120 Arlington, VA 22201	2014
Washington, D.C. Branch 1625 K St., NW, Ste. 1050 Washington, DC 20006	2023
Loudoun Branch 540 Fort Evans Road NE, Suite 100 Leesburg, VA 20176	2024
Prince William Branch 12701 Marblestone Dr., Ste. 150 Woodbridge, VA 22192	2021
Rockville Branch 11 N. Washington St., Ste. 100 Rockville, MD 20850	2010
Tysons Branch 8229 Boone Blvd., Ste. 102 Tysons, VA 22182	2016
(1)	Suite 200 of the Company’s headquarters was leased starting in 2016.

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

Part II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock is currently listed on the Nasdaq Capital Market under the symbol "JMSB." As of February 18, 2026, there were 434 holders of record of our common stock and approximately 3,506 total beneficial shareholders.

Dividends

On January 27, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share on the Company’s common stock. The dividend is payable on March 4, 2026 to shareholders of record at the close of business on February 11, 2026. The declaration of future dividends by the Company is subject to the discretion of our Board, and we can provide no assurance that we will continue to declare dividends.

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

On August 18, 2021, the Company’s Board of Directors approved a share repurchase plan (the “Plan”) of up to 700,000 shares of its common stock, par value of $0.01 per share, or approximately 5% of outstanding shares of common stock.  As announced in the Current Report of Form 8-K filed with the SEC on August 19, 2025, the Plan, which was set to expire August 31, 2025, was extended to August 31, 2026.

The following table reflects share repurchase activity during the three months ended December 31, 2025:

	Total Number of Shares Repurchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 2025	9,000	$19.00	9,000	592,894
November 2025	31,102	18.85	31,102	561,792
December 2025	435	20.26	435	561,357
	40,537	$18.90	40,537

(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

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

Use of Non-GAAP Financial Measures

This discussion and analysis contains financial information determined by methods other than in accordance with GAAP. Management believes that the supplemental non-GAAP information provides a better comparison of period-to-period operating performance. Additionally, the Company believes this information is utilized by regulators and market analysts to evaluate a company’s financial condition and therefore, such information is useful to investors. Non-GAAP measures used in this report consist of tax-equivalent net interest income and net interest margin.

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

Overview

John Marshall Bancorp, Inc. is a bank holding company headquartered in Reston, Virginia primarily serving the Washington, D.C. metropolitan area. The material business operations of the Company are performed through its only subsidiary, John Marshall Bank. As a result, the discussion and analysis within this section primarily relate to activities conducted at the Bank.

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

Net income for the year ended December 31, 2025 was $21.2 million ($1.49 per diluted common share) compared to $17.1 million ($1.20 per diluted common share) for the year ended December 31, 2024, representing a 24.0% and 24.2% increase in net income and earnings per diluted common share, respectively. The increase during 2025 was driven by a $9.5 million increase in net interest income, which was partially offset by a $2.1 million increase in provision for credit losses and a $1.8 million increase in non-interest expense. The increase in net interest income was driven primarily by the decrease in rates of interest-bearing deposits coupled with increases in average balances and yields of the loan portfolio. The net interest margin for the twelve months ended December 31, 2025 was 2.68% as compared to 2.28% for the same period in the prior year. An improvement in net interest margin during the current year was attributable to management’s proactive approach in repricing deposits concurrently with each of the three federal funds rate cuts totaling 75 basis points since September 2025 through December 2025. Higher provision for credit losses during the twelve months ended December 31, 2025 was primarily a result of the growth in the loan portfolio and the related changes in the portfolio mix, coupled with the impact of the charge-off of the unguaranteed portion of one commercial business SBA 7(a) loan during the fourth quarter of 2025 and management’s assessment of the qualitative adjustments reflecting changing local economic conditions monitored throughout the year. An increase in non-interest expense during the current year as compared to the prior year was primarily attributable to an increase in salaries and employee benefits, which was mainly associated with the higher headcount within the Company and an increase in incentive compensation tied to the Company’s operating performance. The investments made to expand the headcount during the current year are expected to contribute to the future growth of the Company and subsequent increases in revenues. The increase in incentive compensation reflected the 24% year-over-year increase in net income and the fact that the Company’s operating performance for 2025 exceeded the budget and strategic plan.

The results for 2025 reflect the following:

●	At December 31, 2025, total assets were $2.33 billion, a 4.4% increase compared to $2.23 billion at December 31, 2024.
●	Total loans, net of unearned income, increased by $103.2 million or 5.5% to $1.98 billion at December 31, 2025 compared to $1.87 billion at December 31, 2024. The increase in loans from December 31, 2025, was primarily attributable to growth in construction & development loans and residential mortgage loans, partially offset by a decline in commercial owner-occupied real estate loans. All other portfolios remained relatively unchanged during the most recent year.
●	Deposits increased by $79.9 million or 4.2% to $1.97 billion at December 31, 2025 compared to $1.89 billion at December 31, 2024. During the year, interest-bearing deposits increased by $80.4 million or 5.5%, while non-interest bearing deposits remained relatively unchanged. Growth in interest-bearing deposits during the current year was driven by core time deposits, interest-bearing demand deposits and money market accounts, which increased by $24.5 million, $24.2 million and $16.0 million, respectively.
●	Net interest income for 2025 increased $9.5 million or 18.6% compared to 2024. The declining interest rate environment during the current year resulted in a $6.4 million decrease in interest expense, while interest income grew by $3.1 million.
●	The net interest margin for 2025 was 2.68% compared to 2.28% for 2024. An expansion of the net interest margin for the current year reflects the lower rate paid on interest-bearing liabilities in combination with a higher yield on interest-earning assets. As compared to the prior year, the rate paid on interest-bearing liabilities declined by 41 basis points, while the yield on interest-earning assets rose 10 basis points, resulting in a net interest margin expansion of 40 basis points.
●	The provision for credit losses for 2025 amounted to a charge of $1.7 million as compared to a $0.4 million recovery of a provision for credit losses for 2024. The provision for credit losses for 2025 was mainly a reflection of growth of the loan portfolio and the related changes in the portfolio mix along with the management’s assessment of the qualitative adjustments reflecting changing economic conditions and portfolio concentrations monitored throughout the year.
●	Non-interest income for 2025 decreased $0.2 million or 8.7% to $2.1 million compared to $2.3 million for 2024, driven by a $198 thousand decrease in the recorded gain on sale of the government guaranteed portion of the SBA 7(a) loans due to lower sale activity along with the $88 thousand decrease in insurance commissions.
●	Non-interest expense increased $1.8 million or 5.5% during the twelve months ended December 31, 2025 compared to the same period in 2024 primarily resulting from increases in salaries and employee benefits and other expense, predominantly due to higher data processing service fees and professional fees. The $1.5 million or 7.7% increase in salaries and employee benefits was mainly associated with the higher headcount within the Company and an increase in incentive compensation tied to the Company’s operating performance. The investments made to expand the headcount during the current year are expected to contribute to the future growth of the Company and subsequent increases in revenues. The increase in incentive compensation reflected the 24% year-over-year increase in net income and the fact that the Company’s operating performance for 2025 exceeded the budget and strategic plan.
●	Return on average assets (“ROAA”) for the year was 0.93% and return on average equity (“ROAE”) was 8.26% compared to 0.76% and 7.16%, respectively, for the prior year.
●	For the year ended December 31, 2025, the efficiency ratio was 53.6% compared to 59.7% for 2024. The improvement in the efficiency ratio was due to a 17.5% growth in total revenue, which outpaced a 5.5% increase in non-interest expense over the period.

At December 31, 2025, the allowance for credit losses was $19.8 million or 1.00% of outstanding loans compared to $18.7 million or 1.00% of outstanding loans at the end of 2024. The increase in the allowance during the year compared to the previous year was primarily driven by the growth of the loan portfolio along with management’s adjustments of qualitative factors related to economy and loan portfolio concentrations. As of December 31, 2025, the Company had no non-accrual loans and no other real estate owned assets.

FHLB advances remained unchanged at $56.0 million as of December 31, 2025 compared to December 31, 2024.  The three FHLB advances have a weighted average fixed interest rate of 3.99%.  In addition to outstanding FHLB advances, total borrowings as of December 31, 2025 included subordinated debt totaling $24.9 million.  The Company’s balance sheet remains highly liquid.  The Company’s liquidity position, defined as the sum of cash, unencumbered securities and available secured borrowing capacity, totaled $827.0 million as of December 31, 2025 compared to $727.3 million as of December 31, 2024, respectively. In addition to available secured borrowing capacity, the Bank had available federal funds lines of $110.0 million at December 31, 2025.  At December 31, 2025, total cash and cash equivalents were $130.0 million, an increase of $7.5 million or 6.1% compared to December 31, 2024.

Shareholders’ equity increased $19.0 million or 7.7% to $265.6 million at December 31, 2025 compared to $246.6 million at December 31, 2024. Book value per share was $18.69 as of December 31, 2025 compared to $17.28 as of December 31, 2024, an increase of 8.2%. The ratio of common equity to assets increased to 12.2% at December 31, 2025, compared to 11.9% at December 31, 2024. At December 31, 2025, the Company had a total risk-based capital ratio of 16.3%, a common equity tier 1 risk-based capital ratio of 15.2%, a tier 1 risk-based capital ratio of 15.2%, and a tier 1 leverage ratio of 12.5%, all above the “well-capitalized” regulatory requirement levels.

Selected Financial Data

The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of December 31, 2025 and 2024 and the selected income statement data for the years ended December 31, 2025 and 2024 have been derived from our audited consolidated financial statements included elsewhere in this Form 10-K and should be read in conjunction with the other information contained in this Form 10-K, including the information contained within this “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 – Financial Statements and Supplementary Data.”

As of or for the Twelve Months Ended
(Dollars in thousands, except per share data)	December 31, 2025	December 31, 2024
Balance Sheet Data:
Loans, net of unearned income	$1,975,360	$1,872,173
Allowance for loan credit losses	19,805	18,715
Total assets	2,332,550	2,234,947
Deposits	1,972,285	1,892,415
Shareholders’ equity	265,638	246,614
Asset Quality Data:
Net (charge-offs) recoveries to average total loans, net of unearned income	(0.02)%	0.00%
Allowance for loan credit losses to nonperforming assets	18.3	x	1.9	x
Allowance for loan credit losses to total gross loans net of unearned income	1.00%	1.00%
Non-performing assets to total assets	0.05%	0.45%
Non-performing loans to total loans	0.05%	0.53%
Capital Ratios (Bank level):
Equity-to-total assets ratio	12.2%	11.9%
Total risk-based capital ratio	16.3%	16.2%
Tier 1 risk-based capital ratio	15.2%	15.2%
Common equity tier 1 ratio	15.2%	15.2%
Leverage ratio	12.5%	12.4%
Income Statement Data:
Interest and dividend income	$113,257	$110,133
Interest expense	52,693	59,086
Net interest income	$60,564	$51,047
Provision for (recovery of) credit losses	1,688	(370)
Non-interest income	2,074	2,271
Non-interest expense	33,567	31,809
Income before taxes	$27,383	$21,879
Income tax expense	6,150	4,758
Net income	$21,233	$17,121
Per Share Data and Shares Outstanding:
Weighted average common shares (basic)	14,189,522	14,172,166
Weighted average common shares (diluted)	14,194,603	14,206,109
Common shares outstanding	14,214,603	14,269,469
Earnings per share, basic	$1.49	$1.20
Earnings per share, diluted	$1.49	$1.20
Book value per share	$18.69	$17.28
Performance Ratios:
Return on average assets(1)	0.93%	0.76%
Return on average equity (2)	8.26%	7.16%
Net interest margin	2.68%	2.28%
Non-interest expense to average assets(3)	1.48%	1.41%
Efficiency ratio(4)	53.6%	59.7%

(1)	ROAA is calculated by dividing net income by year-to-date average assets.
(2)	ROAE is calculated by dividing net income by year-to-date average equity.
(3)	Non-interest expense to average assets is calculated by dividing non-interest expense by average assets.
(4)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

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

The following is a discussion of a critical accounting policy and significant estimate that require us to make complex and subjective judgments. Additional information about this policy can be found in Note 1 of our consolidated financial statements included in Item 8 of this Form 10-K.

Allowance for Loan Credit Losses

The allowance for loan credit losses represents an amount which, in management's judgment, is adequate to absorb the lifetime expected losses that may be sustained on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions, and prepayment experience. The allowance for loan credit losses is measured and recorded upon the initial recognition of a financial asset. The allowance for loan credit losses is reduced by charge-offs, net of recoveries of previous charge-offs, and is increased or decreased by a provision for (or recovery of) credit losses, which is recorded in the Consolidated Statements of Income.

The Company utilizes a discounted cash flow model to estimate its current expected credit losses. For the purposes of calculating its quantitative reserves, the Company has segmented its loan portfolio based on loans which share similar risk characteristics. Within the quantitative portion of the calculation, the Company utilizes at least one or a combination of economic variables, such as unemployment rates, home price indices, and/or gross domestic product, to adjust its loss rates over a reasonable and supportable forecast period of one year. A straight-line reversion technique is used for the following four quarters, at which time the Company reverts to historical averages. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider qualitative factors, including but not limited to: variability in the economic forecast, changes in volume and severity of adversely classified loans, changes in concentrations of loan portfolio, changes in the nature and volume of the loan segments, factors related to credit administration, and other idiosyncratic risks not embedded in the data used in the model.

Loans that do not share similar risk characteristics are evaluated on an individual basis. The Company designates individually evaluated loans on nonaccrual status as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk and loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under the current expected credit loss model (“CECL,”) for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

Accounting Pronouncements Adopted During the Current Year

For further information regarding accounting pronouncements adopted during the current year, refer to Note 1— Nature of Business and Summary of Significant Accounting Policy in the Notes to the Consolidated Financial Statements.

Pending Accounting Pronouncements

Refer to Note 1— Nature of Business and Summary of Significant Accounting Policy in the Notes to the Consolidated Financial Statements for more details regarding pending accounting pronouncements.

Results of Operations – Years Ended December 31, 2025 and December 31, 2024

Net Interest Income and Net Interest Margin

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings, and is the Company’s primary revenue source. Net interest income is affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. The Company’s interest-earning assets include loans, investment securities and interest-bearing deposits in other banks, while our interest-bearing liabilities include interest-bearing deposits and borrowings. Net interest margin represents the difference between interest received and interest paid as a percentage of average total interest-earning assets. Management seeks to maximize net interest income without exposing the Company to an excessive level of interest rate risk through management’s asset and liability management policies. Interest rate risk is managed by monitoring the pricing, maturity, and repricing options of all classes of interest-earning assets and interest-bearing liabilities. Management expects net interest income and net interest margin to fluctuate based on changes in interest rates and changes in the amount and composition of the Company’s interest-earning assets and interest-bearing liabilities.

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the years ended December 31, 2025 and 2024.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

	For the Year Ended			For the Year Ended
	December 31, 2025			December 31, 2024
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$224,275	$4,682	2.09%	$253,421	$5,083	2.01%
Tax-exempt(1)	1,378	45	3.27%	1,379	45	3.26%
Total securities	$225,653	$4,727	2.09%	$254,800	$5,128	2.01%
Loans, net of unearned income(2):
Taxable	1,881,636	102,086	5.43%	1,807,547	95,770	5.30%
Tax-exempt(1)	17,428	716	4.11%	18,389	712	3.87%
Total loans, net of unearned income	$1,899,064	$102,802	5.41%	$1,825,936	$96,482	5.28%
Interest-bearing deposits in other banks	$135,714	$5,888	4.34%	$162,165	$8,682	5.35%
Total interest-earning assets	$2,260,431	$113,417	5.01%	$2,242,901	$110,292	4.91%
Total non-interest earning assets	13,288			15,630
Total assets	$2,273,719			$2,258,531
Liabilities & Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$353,556	$8,115	2.30%	$322,028	$8,848	2.75%
Money market accounts	352,226	9,383	2.66%	342,057	10,707	3.13%
Savings accounts	41,227	422	1.02%	48,466	664	1.37%
Time deposits	733,433	31,107	4.24%	757,494	34,273	4.52%
Total interest-bearing deposits	$1,480,442	$49,027	3.31%	$1,470,045	$54,492	3.71%
Federal funds purchased	46	2	4.35%	28	2	7.14%
Subordinated debt	24,831	1,396	5.62%	24,747	1,396	5.64%
Federal Reserve Bank borrowings	—	—	N/M	51,314	2,451	4.78%
Federal Home Loan Bank advances	56,000	2,268	4.05%	18,361	745	4.06%
Total interest-bearing liabilities	$1,561,319	$52,693	3.37%	$1,564,495	$59,086	3.78%
Demand deposits	438,171			437,694
Other liabilities	17,322			17,261
Total liabilities	$2,016,812			$2,019,450
Shareholders’ equity	$256,907			$239,081
Total liabilities and shareholders’ equity	$2,273,719			$2,258,531
Tax-equivalent net interest income and spread (Non-GAAP)(1)		$60,724	1.64%		$51,206	1.13%
Less: tax-equivalent adjustment		160			159
Net interest income and spread (GAAP)		$60,564	1.64%		$51,047	1.13%

Interest income/earnings assets			5.01%			4.91%
Interest expense/earning assets			2.33%			2.63%
Net interest margin			2.68%			2.28%

Tax-equivalent interest income/earnings assets (Non-GAAP)(1)			5.01%			4.91%
Interest expense/earning assets			2.33%			2.63%
Tax-equivalent net interest margin (Non-GAAP)(3)			2.68%			2.28%

(1) Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

(2) The Company did not have any loans on non-accrual as of December 31, 2025 or December 31, 2024.

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

Tax-Equivalent Net Interest Income

	Year ended
	December 31,
(Dollars in thousands)	2025	2024
GAAP Financial Measurements:
Interest Income - Loans	$102,651	$96,332
Interest Income - Securities and Other Interest-Earning Assets	10,606	13,801
Interest Expense - Deposits	49,027	54,492
Interest Expense - Borrowings	3,666	4,594
Total Net Interest Income (GAAP)	$60,564	$51,047

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	151	150
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	9	9
Total Tax Benefit on Tax-Exempt Interest Income (1)	$160	$159
Tax-Equivalent Net Interest Income (Non-GAAP)	$60,724	$51,206
(1)	Tax benefit was calculated using the federal statutory tax rate of 21%.

Net interest income increased $9.5 million or 18.6% on a fully tax-equivalent basis for the year ended December 31, 2025.  The net interest margin for the year ended December 31, 2025 was 2.68% as compared to 2.28% for the same period in the prior year.  These increases in net interest income and net interest margin were driven primarily by the decrease in rates of interest-bearing deposits coupled with increases in average balances and yields of the loan portfolio.

The cost of interest-bearing liabilities was 3.37% for the year ended December 31, 2025 compared to 3.78% for the year ended December 31, 2024. The decrease in the cost of interest-bearing liabilities was primarily due to a 40 basis points decrease in the cost of interest-bearing deposits as a result of the repricing of the Company’s time deposits coupled with a decrease in rates offered on money market, interest-bearing demand deposits and savings deposit accounts since the fourth quarter of 2024.

The yield on interest-earning assets was 5.01% for the twelve months ended December 31, 2025 compared to 4.91% for the same period in 2024. The increase in yield on interest-earning assets was primarily due to a 13 basis point increase in loan yield and an eight basis point increase in securities yield, as a result of higher prevailing interest rates as assets repriced subsequent to the fourth quarter of 2024.  Average loans increased $73.1 million between the twelve months ended December 31, 2025 and 2024, which was primarily attributable to origination volume in the construction & development and residential mortgage loan portfolios subsequent to December 31, 2024.  These positive contributing factors to the year-over-year increase in the net interest margin were partially offset by lower yields and average balances of interest-bearing deposits in other banks.

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

Rate/Volume Analysis

	For the Year Ended December 31,
	2025 and 2024
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$(603)	$202	$(401)
Tax-exempt(1)	—	—	—
Total securities	$(603)	$202	$(401)
Loans, net of unearned income:
Taxable	4,019	2,297	6,316
Tax-exempt(1)	(39)	43	4
Total loans, net of unearned income(2)	$3,980	$2,340	$6,320
Interest-bearing deposits in other banks	$(1,146)	$(1,648)	$(2,794)
Total interest-earning assets	$2,231	$894	$3,125
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$773	$(1,506)	$(733)
Money market accounts	464	(1,788)	(1,324)
Savings accounts	(75)	(167)	(242)
Time deposits	(915)	(2,251)	(3,166)
Total interest-bearing deposits	$247	$(5,712)	$(5,465)
Federal funds purchased	—	—	—
Subordinated debt	5	(5)	—
Federal Reserve Bank borrowings	(2,451)	—	(2,451)
Federal Home Loan Bank advances	1,523	—	1,523
Total interest-bearing liabilities	$(676)	$(5,717)	$(6,393)
Change in tax-equivalent net interest income (Non-GAAP)	$2,907	$6,611	$9,518
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

(2)The Company did not have any loans on non-accrual as of December 31, 2025 or December 31, 2024.

Interest Income

Interest income increased by $3.1 million or 2.8% to $113.4 million on a fully tax-equivalent basis for the year ended December 31, 2025 compared to $110.3 million for the year ended December 31, 2024, driven by an increase in volume and rates on interest-earning assets. The increase in rates and volume on interest-earning assets was primarily attributable to the Company’s loan portfolio, which was partially offset by the decrease in rate and volume of interest-bearing deposits in other banks.

Fully tax-equivalent interest income on loans increased by approximately $6.3 million or 6.6% primarily as a result of higher volume and rates. Average loans increased approximately $73.1 million, primarily attributable to growth in the construction & development and residential loan portfolios, while loan yields increased 13 basis points between the years ended December 31, 2025 and December 31, 2024.

Interest income on interest-bearing deposits with other banks decreased by approximately $2.8 million or 32.2% primarily as a result of lower rates and volume. Average balances declined approximately $26.5 million, mainly due to fundings of the new loan originations, while yields decreased 101 basis points as a result of three fed funds rate cuts totaling 75 basis points since December 31, 2024.

Fully tax-equivalent interest income on investment securities decreased by approximately $0.4 million.  This decrease was primarily the result of volume decreasing from the amortization and maturities of securities.  Average investment securities decreased approximately $29.1 million between the years ended December 31, 2025 and December 31, 2024.

Interest Expense

Interest expense decreased by $6.4 million to $52.7 million for the year ended December 31, 2025 compared to $59.1 million for the year ended December 31, 2024, primarily due to a decrease in rates on interest-bearing deposits coupled with lower average balance of borrowings. The decrease in rates on interest-bearing deposits was mainly due to repricing of the Company’s time deposits as a result of three fed funds rate cuts since December 31, 2024.  The decline in average balance of borrowings was driven by the full pay-off of Federal Reserve’s Bank Term Funding Program advance during the third quarter of 2024, which was replaced by lower cost FHLB advances.

Provision Expense

The Company recorded a $1.7 million provision for credit losses for the year ended December 31, 2025 compared to a $0.4 million recovery of provision for the year ended December 31, 2024.  The provision for credit losses during the year ended December 31, 2025 was primarily a result of growth of the loan portfolio and the related changes in the portfolio mix, coupled with the impact of the charge-off of the unguaranteed portion of one commercial business SBA 7(a) loan during the fourth quarter of 2025 and management’s assessment of the qualitative adjustments reflecting changing local economic conditions monitored throughout the year.

Non-interest Income

The Company’s recurring sources of non-interest income consist primarily of interchange income, service charges on deposit accounts, gain on sale of government guaranteed loans, and insurance commissions. Generally speaking, loan fees are included in interest income on the loan portfolio and not reported as non-interest income.

The following table summarizes non-interest income for the years ended December 31, 2025 and December 31, 2024.

	Year ended
	December 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Service charges on deposit accounts
Overdrawn account fees	$81	$84	$(3)	(3.6)%
Account service fees	255	265	(10)	(3.8)%
Other service charges and fees
Interchange income	327	363	(36)	(9.9)%
Other charges and fees	244	292	(48)	(16.4)%
Net gain (loss) on premises and equipment	(3)	1	(4)	N/M
Insurance commissions	328	416	(88)	(21.2)%
Gain on sale of government guaranteed loans	322	520	(198)	(38.1)%
Non-qualified deferred compensation plan asset gains, net	402	236	166	70.3%
Other operating income	118	94	24	25.5%
Total non-interest income	$2,074	$2,271	$(197)	(8.7)%

Non-interest income decreased $197 thousand or 8.7% during the year ended December 31, 2025 compared to the same period of 2024.  The decrease was primarily driven by a $198 thousand decrease in the recorded gain on sale of the government guaranteed portion of the SBA 7(a) loans due to lower sale activity along with the $88 thousand decrease in insurance commissions. These decreases were partially offset by a $166 thousand increase to the mark-to-market adjustments on the Company’s NQDC plan and a $37 thousand increase in swap fee income.

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

The following table summarizes non-interest expense for the years ended December 31, 2025 and December 31, 2024.

	Year ended
	December 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Salaries and employee benefits expense	$20,729	$19,240	$1,489	7.7%
Occupancy expense of premises	1,544	1,760	(216)	(12.3)%
Furniture and equipment expenses	1,285	1,220	65	5.3%
Advertising expense	381	386	(5)	(1.3)%
Data processing	2,360	2,192	168	7.7%
FDIC insurance	992	1,000	(8)	(0.8)%
Professional fees	1,146	1,001	145	14.5%
State franchise tax	2,520	2,405	115	4.8%
Bank insurance	243	238	5	2.1%
Vendor services	649	640	9	1.4%
Supplies, printing, and postage	148	152	(4)	(2.6)%
Director costs	667	776	(109)	(14.0)%
Other operating expenses	903	799	104	13.0%
Total non-interest expense	$33,567	$31,809	$1,758	5.5%

Non-interest expense increased $1.8 million or 5.5% during the year ended December 31, 2025 compared to the same period in 2024 primarily resulting from increases in salaries and employee benefits, data processing service fees, professional fees, and other operating expenses. The $1.5 million or 7.7% increase in salaries and employee benefits was mainly associated with the higher headcount within the Company and an increase in incentive compensation tied to the Company’s operating performance. The investments made to expand the headcount during the current year are expected to contribute to the future growth of the Company and subsequent increases in revenues. Increase in incentive compensation reflected the 24% year-over-year increase in net income and the fact that the Company’s operating performance for 2025 exceeded the budget and strategic plan.  The $168 thousand or 7.7% increase in data processing service fees was primarily due to contractual increases and volume-based activity.  Professional fees increased $145 thousand or 14.5% for the period, driven primarily by higher consulting fees.  These increases were partially offset by a decrease in the Company’s occupancy expense, which declined by $216 thousand or 12.3%, due to a decrease in office rent as a result of the renegotiation of more favorable terms on certain leases.

Income Taxes

Income tax expense increased $1.4 million or 29.3% to $6.2 million for the year ended December 31, 2025 compared to $4.8 million for the year ended December 31, 2024.  Our effective tax rate for the year ended December 31, 2025 was 22.5% compared to 21.7% for the year ended December 31, 2024.  The increase in the effective tax rate between the comparative periods was primarily driven by higher permanent differences, the most significant component of which was the increased disallowance of compensation under Internal Revenue Code Section 162(m).

Discussion and Analysis of Financial Condition – Years Ended December 31, 2025 and December 31, 2024

Assets, Liabilities, and Shareholders’ Equity

The Company’s total assets increased $97.6 million or 4.4% to $2.33 billion at December 31, 2025 compared to $2.23 billion at December 31, 2024. The increase in total assets is primarily attributable to the growth of the loan portfolio, which increased $103.2 million or 5.5% since December 31, 2024.

The Company’s total liabilities increased $78.6 million or 4.0% to $2.07 billion at December 31, 2025 compared to $1.99 billion at December 31, 2024, which was driven by the $49.9 million and $40.2 million increases in time deposits and interest-bearing demand deposits, respectively.

Shareholders’ equity increased $19.0 million or 7.7% to $265.6 million at December 31, 2025 compared to $246.6 million at December 31, 2024. Book value per share was $18.69 as of December 31, 2025 compared to $17.28 as of December 31, 2024, an increase of 8.2%. The year-over-year change in book value per share was primarily due to the Company’s earnings over the previous twelve months and a decrease in accumulated other comprehensive loss, resulting from an increase in the market value of our available-for-sale investment portfolio. This increase was partially offset by the cash dividend paid and the increased share count from shareholder option exercises and restricted share award issuances. The share issuances were partially offset by the Company’s share repurchases during the period.

Investment Securities

The Company maintains a primarily fixed income investment securities portfolio that had a total carrying value of $212.3 million at December 31, 2025 and $222.3 million at December 31, 2024. The investment portfolio is used as a source of liquidity, interest income, and credit risk diversification, as well as to manage rate sensitivity and provide collateral for secured public funds and secured credit lines. Investment securities are classified as available-for-sale or held-to-maturity based on management’s investment strategy and management’s assessment of the intent and ability to hold the securities until maturity. Investment securities that we may sell prior to maturity in response to changes in management’s investment strategy, liquidity needs, interest rate risk profile or for other reasons are classified as available-for-sale. The Company also had restricted stock and equity securities within its investment securities portfolio with total carrying values of $7.6 million and $2.8 million, respectively, at both December 31, 2025 and December 31, 2024.

The Company purchased $32.3 million of investment securities during the year ended December 31, 2025, which were comprised of $30.3 million of mortgage-backed securities, $1.0 million of collateralized mortgage obligation securities and $1.0 million of U.S. agency securities.  The Company did not sell any investment securities during the year ended December 31, 2025. The Company had $47.0 million in maturities and principal repayments on securities during the year ended December 31, 2025.  Maturities consisted of $14.8 million in U.S. treasuries, $5.0 million in U.S. agency securities, and $0.3 million in municipal-taxable securities. Principal repayments consisted of $19.3 million of mortgage-backed securities and $7.6 million of collateralized mortgage obligation securities.

The following table summarizes the amortized cost and fair value of the Company’s fixed income investment portfolio as of December 31, 2025 and December 31, 2024, respectively.

	December 31, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Held-to-maturity
U.S. Treasuries	$6,002	$5,694	$6,001	$5,418
U.S. government and federal agencies	35,314	32,380	35,349	30,606
U.S. agency collateralized mortgage obligations	16,163	13,157	17,805	13,857
Taxable municipal	6,024	5,270	6,041	4,952
U.S. agency mortgage-backed	24,918	21,074	26,813	21,437
Total Held-to-maturity Securities	$88,421	$77,575	$92,009	$76,270
Available-for-sale
U.S. Treasuries	$13,244	$13,132	$27,920	$27,137
U.S. government and federal agencies	6,976	6,820	10,966	10,581
Corporate bonds	3,000	2,820	3,000	2,739
U.S. agency collateralized mortgage obligations	31,019	25,693	36,032	29,611
Tax-exempt municipal	1,378	1,236	1,379	1,171
Taxable municipal	—	—	270	263
U.S. agency mortgage-backed	77,306	74,151	64,274	58,755
Total Available-for-sale Securities	$132,923	$123,852	$143,841	$130,257

In the prevailing rate environments as of both December 31, 2025 and December 31, 2024, the Company’s investment portfolio had an estimated weighted average remaining life of approximately 3.9 years and 4.2 years, respectively.  The Company’s available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 3.1 years in the prevailing rate environments at both December 31, 2025 and December 31, 2024. The held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 5.2 years and 6.0 years as of December 31, 2025 and December 31, 2024, respectively.

The following table summarizes the maturity composition of our investment securities as of December 31, 2025, including the weighted average yield of each maturity range. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

	December 31, 2025
	Amortized	Fair	Weighted-Average
(Dollars in thousands)	Cost	Value	Yield
Held-to-maturity
Due in one year or less	$—	$—	—
Due after one year through five years	34,754	32,532	1.21%
Due after five years through ten years	15,208	13,340	1.82%
Due after ten years	38,459	31,703	1.44%
Total Held-to-maturity Securities	$88,421	$77,575	1.41%
Available-for-sale
Due in one year or less	$17,400	$17,280	1.34%
Due after one year through five years	21,600	21,079	2.79%
Due after five years through ten years	42,717	42,158	3.71%
Due after ten years	51,206	43,335	1.62%
Total Available-for-sale Securities	$132,923	$123,852	2.45%

Loan Portfolio

Gross loans net of unearned income increased $103.2 million or 5.5% to $1.98 billion as of December 31, 2025 compared to $1.87 billion as of December 31, 2024. The increase in loans from December 31, 2025, was primarily attributable to growth in construction & development loans and residential mortgage loans, partially offset by a decline in commercial owner-occupied real estate loans. All other portfolios remained relatively unchanged during 2025. The Company continues to maintain its disciplined underwriting standards while prudently pursuing loan growth opportunities that provide acceptable risk-adjusted returns.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of December 31, 2025 and December 31, 2024.

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial	$1,173,617	59.57%	$1,181,090	63.24%
Construction and land development	222,659	11.30%	164,988	8.83%
Residential	522,990	26.54%	472,932	25.32%
Commercial - Non Real Estate:
Commercial loans	49,967	2.54%	47,736	2.56%
Consumer - Non-Real Estate:
Consumer loans	1,043	0.05%	906	0.05%
Total Gross Loans	$1,970,276	100.00%	$1,867,652	100.00%
Allowance for loan credit losses	(19,805)		(18,715)
Net deferred loan costs	5,084		4,521
Total net loans	$1,955,555		$1,853,458

The following table summarizes the contractual maturities of the loans as of December 31, 2025 by loan type. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The table also summarizes the fixed and floating rate composition of loans held for investment for contractual maturities greater than one year.

	December 31, 2025
		After 1	After 5
		Year	years	Maturing
	Within 1	Within 5	Within 15	After 15
(Dollars in thousands)	Year	Years	Years	Years	Total
Real Estate Loans:
Commercial	$48,062	$540,879	$574,168	$10,508	$1,173,617
Construction and land development	117,948	72,096	29,232	3,383	222,659
Residential	14,572	36,447	35,887	436,084	522,990
Commercial - Non-Real Estate:
Commercial loans	18,684	16,412	14,871	—	49,967
Consumer - Non-Real Estate:
Consumer loans	351	678	—	14	1,043
Total Gross Loans	$199,617	$666,512	$654,158	$449,989	$1,970,276

For Maturities Over One Year:
Floating rate loans		$246,096	$305,818	$448,305	$1,000,219
Fixed rate loans		420,416	348,340	1,684	770,440
		$666,512	$654,158	$449,989	$1,770,659

Asset Quality

The Company maintains policies and procedures to promote sound underwriting and mitigate credit risk. The Chief Credit Officer is responsible for establishing credit risk policies and procedures, including underwriting and hold guidelines and credit approval authority, and monitoring credit exposure and performance of the Company’s lending-related transactions.

The Company’s asset quality remained strong during the year ended December 31, 2025. The Company had no non accrual loans and OREO as of December 31, 2025 and December 31, 2024. During the twelve months ended December 31, 2025, the Company charged-off one commercial business SBA 7(a) loan in the total amount of $361 thousand.  The charged-off amount represented the unguaranteed portion of the loan.  The Company has submitted a reimbursement claim to the SBA for the guaranteed portion of the loan in the amount of $1.1 million and expects to be paid in full by the end of the first quarter of 2026. The guaranteed portion of the loan was 90 days past due and still accruing interest as of December 31, 2025. The Company had one loan that was 90 days past due and still accruing interest as of December 31, 2024. The loan paid off, in full, on January 7, 2025.

The Company did not have any nonaccrual loans as of December 31, 2025 or December 31, 2024 nor were there any loans placed on nonaccrual during those periods. A loan is placed on nonaccrual status when (i) the Company is advised by the borrower that scheduled principal or interest payments cannot be met, (ii) when management’s best judgment indicates that payment in full of principal and interest can no longer be expected, or (iii) when any such loan or obligation becomes delinquent for 90 days, unless it is both well-secured and in the process of collection. As a result, the Company did not have any interest income that would have been recognized on nonaccrual loans for the years ended December 31, 2025 or December 31, 2024.

The Company did not make any loan modifications to borrowers experiencing financial difficulty during the twelve months ended December 31, 2025.

The following table summarizes the Company’s asset quality as of December 31, 2025 and December 31, 2024.

(Dollars in thousands)	December 31, 2025		December 31, 2024
Nonaccrual loans	$—		$—
Loans past due 90 days and accruing interest	1,084		9,978
Other real estate owned and repossessed assets	—		—
Total nonperforming assets	$1,084		$9,978

Allowance for loan credit losses to nonperforming assets	18.3	x	1.9	x
Nonaccrual loans to total loans	0.00%		0.00%
Nonperforming loans to total loans	0.05%		0.53%

Allowance for Loan Credit Losses

Refer to the discussion in the “Critical Accounting Policies and Estimates” section above for management’s approach to estimating the allowance for loan credit losses.

The Company recorded net charge-offs of $359 thousand during the year ended December 31, 2025 compared to net recoveries of $2 thousand during the year ended December 31, 2024. At December 31, 2025, the allowance for loan credit losses was $19.8 million, or 1.00% of outstanding loans, net of unearned income, compared to $18.7 million, or 1.00% of outstanding loans, net of unearned income, at December 31, 2024. The increase in the allowance for loan credit losses during the current year is predominantly attributable to the growth of the loan portfolio along with the impact of management’s assessment of qualitative factors, mainly related to the evaluation of the existing local economic conditions, as well as considerations of the concentrations of the Company’s loan segments.  These factors contributing to an increase in allowance for credit losses were partially offset by the previously mentioned charge-off of the commercial business SBA 7(a) loan.

The following table summarizes the Company’s loan credit loss experience by loan portfolio for the years ended December 31, 2025 and December 31, 2024.

	Year Ended
	December 31, 2025		December 31, 2024
	Net	Net	Net	Net
	(charge-offs)	(charge-off)	(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)	recoveries	recovery rate (1)
Real estate loans:
Commercial	$—	—	$—	—
Construction and land development	—	—	—	—
Residential	—	—	—	—
Commercial loans	(359)	(0.84)%	2	0.01%
Consumer loans	—	—	—	—
Total	$(359)		$2

Average loans outstanding during the period	$1,899,064		$1,825,936
Allowance coverage ratio (2)		1.00%		1.00%
Total net (charge-off) recovery rate		(0.02)%		0.00%
Allowance to nonaccrual loans ratio (3)		N/M		N/M

NM – Not meaningful

(1)	The net (charge-off) recovery rate is calculated by dividing total net (charge-offs) recoveries during the period by average gross loans outstanding during the period.
(2)	The allowance coverage ratio is calculated by dividing the allowance for loan credit losses at the end of the period by gross loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan credit losses at the end of the period by nonaccrual loans at the end of the period.

The following table summarizes the allowance for loan credit losses by portfolio with a comparison of the percentage composition in relation to total allowance for loan credit losses and total loans as of December 31, 2025 and December 31, 2024.

	December 31, 2025
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan Credit	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$11,177	56.43%	59.57%
Construction and land development	3,014	15.22%	11.30%
Residential	5,018	25.34%	26.54%
Commercial - Non-Real Estate:
Commercial loans	564	2.85%	2.54%
Consumer - Non-Real Estate:
Consumer loans	32	0.16%	0.05%
Total	$19,805	100.00%	100.00%

	December 31, 2024
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan Credit	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$11,732	62.69%	63.24%
Construction and land development	1,761	9.41%	8.83%
Residential	4,594	24.54%	25.32%
Commercial - Non-Real Estate:
Commercial loans	548	2.93%	2.56%
Consumer - Non-Real Estate:
Consumer loans	80	0.43%	0.05%
Total	$18,715	100.00%	100.00%

Management believes that the allowance for loan credit losses is adequate to absorb lifetime credit losses inherent in the portfolio as of December 31, 2025. There can be no assurance, however, that adjustments to the provision for (recovery of) credit losses will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; or changes in the circumstances of particular borrowers are criteria that could change and make adjustments to the provision for (recovery of) credit losses necessary.

Deposits

Total deposits increased $79.9 million or 4.2% to $1.97 billion as of December 31, 2025 compared to $1.89 billion as of December 31, 2024.

Non-interest bearing demand deposits decreased $0.6 million or 0.1% to $432.7 million as of December 31, 2025 compared to $433.3 million at December 31, 2024. Non-interest bearing demand deposits represented 21.9% and 22.9% of total deposits at December 31, 2025 and December 31, 2024, respectively.

Interest-bearing deposits, which include NOW accounts, savings accounts, money market accounts, and time deposits, increased $80.4 million or 5.5% to $1.54 billion as of December 31, 2025 compared to $1.46 billion as of December 31, 2024. Interest-bearing deposits represented 78.1% and 77.1% of total deposits at December 31, 2025 and December 31, 2024, respectively.

The Company focuses on funding asset growth with deposit accounts, with an emphasis on core deposit growth, as its primary source of deposits. Core deposits consist of checking accounts, NOW accounts, money market accounts, savings accounts, time deposits, reciprocal IntraFi Demand® deposits, IntraFi Money Market® deposits and IntraFi CD® deposits. Core deposits totaled $1.67 billion or 84.7% of total deposits and $1.62 billion or 85.4% of total deposits at December 31, 2025 and December 31, 2024, respectively.

The following table sets forth the average balances of deposits and the average interest rates paid for the years ended December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$438,171		$437,694
Interest bearing:
NOW accounts	353,556	2.30%	322,028	2.75%
Money market accounts	352,226	2.66%	342,057	3.13%
Savings accounts	41,227	1.02%	48,466	1.37%
Time deposits	733,433	4.24%	757,494	4.52%
Total interest-bearing	1,480,442	3.31%	1,470,045	3.71%
Total	$1,918,613	2.56%	$1,907,739	2.86%

The following table sets forth the maturity ranges of certificates of deposit with balances of $250,000 or more as of December 31, 2025.

	December 31, 2025
(Dollars in thousands)	Total	Uninsured
Three months or less	$57,048	$41,548
Over three through 6 months	124,531	96,031
Over 6 through 12 months	49,690	35,190
Over 12 months	106,395	97,145
Total	$337,664	$269,914

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $853.4 million at December 31, 2025 and $816.7 million at December 31, 2024. Included in these amounts were $161.8 million and $157.4 million of public fund deposits that are collateralized by securities as of December 31, 2025 and December 31, 2024, respectively. Deposits that were not insured or not collateralized by securities represented 35.1% of total deposits at both December 31, 2025 and December 31, 2024.

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

Shareholders’ equity increased $19.0 million or 7.7% to $265.6 million at December 31, 2025 compared to $246.6 million at December 31, 2024. Book value per share was $18.69 as of December 31, 2025 compared to $17.28 as of December 31, 2024, an increase of 8.2%. The year-over-year change in book value per share was primarily due to the Company’s earnings over the previous twelve months and a decrease in accumulated other comprehensive loss, resulting from an increase in the market value of our available-for-sale investment portfolio. This increase was partially offset by the cash dividend paid and increased share count from shareholder option exercises and restricted share award issuances. The share issuances were partially offset by the Company’s share repurchases during the period.

In August of 2025, the Company’s Board of Directors authorized the extension of the Company’s stock repurchase program that was originally adopted in August of 2021. Under the stock repurchase program, the Company may repurchase up to 700,000 shares of its common stock, par value of $0.01 per share, or approximately 5% of its outstanding shares of common stock. The stock repurchase program will expire on August 31, 2026, or earlier if all the authorized shares have been repurchased.  During the twelve months ended December 31, 2025, the Company repurchased 135,640 shares of its outstanding common stock at a weighted average price of $17.80. The aggregate repurchase activity was accretive to the Company’s book value per share.

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

In addition to the liquidity provided by balance sheet cash flows, the Company supplements its liquidity with additional sources such as secured borrowing credit lines with the FHLB and the Federal Reserve Bank. Specifically, the Company has pledged a portion of its loan portfolio to the FHLB and the Federal Reserve Bank. Based on collateral pledged as of December 31, 2025, the total FHLB available borrowing capacity was $454.8 million. Additional borrowing capacity with the Federal Reserve Bank was approximately $139.5 million as of December 31, 2025. In addition to available secured borrowing capacity, the Bank had available federal funds lines of $110.0 million at December 31, 2025.

FHLB advances remained unchanged at $56.0 million as of December 31, 2025 compared to December 31, 2024.  The three FHLB advances have a weighted average fixed interest rate of 3.99%.  In addition to outstanding FHLB advances, total borrowings as of December 31, 2025 included subordinated debt totaling $24.9 million.

Total liquidity, defined as cash and cash equivalents, unencumbered securities at fair value, and available secured borrowing capacity, was $827.0 million at December 31, 2025 compared to $727.3 million at December 31, 2024. The Company’s liquidity position represented 119.6% of uninsured, non-collateralized deposits at December 31, 2025.

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

Item 8.Financial Statements and Supplementary Data

John Marshall Bancorp, Inc. Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

John Marshall Bancorp, Inc.

Reston, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of John Marshall Bancorp, Inc. and its subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

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

Richmond, Virginia

March 13, 2026

John Marshall Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2025 and 2024

(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Cash and due from banks	$6,492	$5,945
Interest-bearing deposits in other banks	123,482	116,524
Total cash and cash equivalents	129,974	122,469
Securities available-for-sale, at fair value	123,852	130,257
Securities held-to-maturity at amortized cost, fair value of $77,575 and $76,270 as of December 31, 2025 and December 31, 2024, respectively	88,421	92,009
Restricted securities, at cost	7,644	7,634
Equity securities, at fair value	2,843	2,832
Loans, net of unearned income	1,975,360	1,872,173
Less: Allowance for loan credit losses	(19,805)	(18,715)
Loans, net	1,955,555	1,853,458
Bank premises and equipment, net	1,315	1,318
Accrued interest receivable	5,890	5,996
Right of use assets	4,551	5,013
Other assets	12,505	13,961
Total assets	$2,332,550	$2,234,947
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand deposits	$432,733	$433,288
Interest-bearing demand deposits	745,323	705,097
Savings deposits	34,683	44,367
Time deposits	759,546	709,663
Total deposits	1,972,285	1,892,415
Federal Home Loan Bank advances	56,000	56,000
Subordinated debt	24,875	24,791
Accrued interest payable	2,124	2,394
Lease liabilities	4,819	5,369
Other liabilities	6,809	7,364
Total liabilities	$2,066,912	$1,988,333
Commitments and contingencies (Note 11)
Shareholders’ Equity
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued	$—	$—
Common stock, nonvoting, par value $0.01 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, voting, par value $0.01 per share; authorized 30,000,000 shares; issued and outstanding, 14,214,603 shares at December 31, 2025, including 68,547 unvested shares, 14,269,469 shares at December 31, 2024, including 54,388 unvested shares	141	142
Additional paid-in capital	95,699	97,173
Retained earnings	176,913	159,951
Accumulated other comprehensive loss	(7,115)	(10,652)
Total shareholders’ equity	$265,638	$246,614
Total liabilities and shareholders’ equity	$2,332,550	$2,234,947

See Notes to Consolidated Financial Statements.

John Marshall Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2025 and 2024

(In thousands, except per share data)

	Year ended
	December 31,
	2025	2024
Interest and Dividend Income
Interest and fees on loans	$102,651	$96,332
Interest on investment securities, taxable	4,198	4,692
Interest on investment securities, tax-exempt	36	36
Dividends	484	391
Interest on deposits in banks	5,888	8,682
Total interest and dividend income	$113,257	$110,133
Interest Expense
Deposits	$49,027	$54,492
Federal funds purchased	2	2
Federal Home Loan Bank advances	2,268	745
Federal Reserve Bank borrowings	—	2,451
Subordinated debt	1,396	1,396
Total interest expense	$52,693	$59,086
Net Interest Income	$60,564	$51,047
Provision for (recovery of) credit losses	1,688	(370)
Net interest income after provision for (recovery of) credit losses	$58,876	$51,417
Non-interest Income
Service charges on deposit accounts	$336	$349
Other service charges and fees	571	655
Insurance commissions	328	416
Gain on sale of government guaranteed loans	322	520
Non-qualified deferred compensation plan asset gains, net	402	236
Other income	115	95
Total non-interest income	$2,074	$2,271
Non-interest Expenses
Salaries and employee benefits	$20,729	$19,240
Occupancy expense of premises	1,544	1,760
Furniture and equipment expenses	1,285	1,220
Other operating expenses	10,009	9,589
Total non-interest expenses	$33,567	$31,809
Income before income taxes	$27,383	$21,879
Income Tax Expense	6,150	4,758
Net income	$21,233	$17,121
Earnings per share, basic	$1.49	$1.20
Earnings per share, diluted	$1.49	$1.20

See Notes to Consolidated Financial Statements.

John Marshall Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2025 and 2024

(In thousands)

	Year ended
	December 31,
	2025	2024
Net Income	$21,233	$17,121
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax of $948 and $444 for the twelve months ended December 31, 2025 and December 31, 2024, respectively.	3,566	1,668
Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax of $(8) and $(18) for the twelve months ended December 31, 2025 and December 31, 2024, respectively.	(29)	(69)
Total other comprehensive income	$3,537	$1,599
Total comprehensive income	$24,770	$18,720

See Notes to Consolidated Financial Statements.

John Marshall Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2025 and December 31, 2024

(In thousands, except share and per share data)

					Accumulated
					Other	Total
			Additional Paid- In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	(Loss)	Equity
Balance, December 31, 2023	14,101,215	$141	$95,636	$146,388	$(12,251)	$229,914
Net income	—	—	—	17,121	—	17,121
Other comprehensive income	—	—	—	—	1,599	1,599
Repurchase of common stock	(3,003)	—	(49)	—	—	(49)
Dividend declared on common stock ($0.25 per share)	—	—	—	(3,558)	—	(3,558)
Exercise of stock options, net of 7,840 shares surrendered	94,522	1	1,052	—	—	1,053
Restricted stock vesting, net of 973 shares surrendered	22,347	—	(21)	—	—	(21)
Share-based compensation	—	—	555	—	—	555
Balance, December 31, 2024	14,215,081	$142	$97,173	$159,951	$(10,652)	$246,614

Balance, December 31, 2024	14,215,081	$142	$97,173	$159,951	$(10,652)	$246,614
Net income	—	—	—	21,233	—	21,233
Other comprehensive income	—	—	—	—	3,537	3,537
Repurchase of common stock	(135,640)	(1)	(2,418)	—	—	(2,419)
Dividend declared on common stock ($0.30 per share)	—	—	—	(4,271)	—	(4,271)
Exercise of stock options, net of 12,683 shares surrendered	43,541	—	446	—	—	446
Restricted stock vesting, net of 1,437 shares surrendered	23,074	—	(29)	—	—	(29)
Share-based compensation	—	—	527	—	—	527
Balance, December 31, 2025	14,146,056	$141	$95,699	$176,913	$(7,115)	$265,638

See Notes to Consolidated Financial Statements.

John Marshall Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2025 and 2024

(In thousands)

	Year ended
	December 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$21,233	$17,121
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	507	447
Right of use asset amortization	1,011	1,235
Provision for (recovery of) credit losses	1,688	(370)
Share-based compensation expense	527	555
Net accretion of securities	(203)	(302)
Fair value adjustment on equity securities	(402)	(236)
Amortization of debt issuance costs	84	83
Net loss (gain) on premises and equipment	3	(1)
Deferred tax benefit	(162)	(284)
Gain on sale of government guaranteed loans	(322)	(520)
Changes in assets and liabilities:
Decrease in accrued interest receivable	106	114
Decrease in other assets	677	4,150
Decrease in accrued interest payable	(270)	(2,165)
Decrease in other liabilities	(1,893)	(2,568)
Net cash provided by operating activities	$22,584	$17,259
Cash Flows from Investing Activities
Net increase in loans	$(107,552)	$(17,780)
Proceeds from sale of government guaranteed loans originally classified as held for investment	4,329	6,096
Purchase of available-for-sale securities	(32,320)	—
Proceeds from maturities, calls and principal repayments of available-for-sale securities	43,514	42,222
Proceeds from maturities, calls and principal repayments of held-to-maturity securities	3,479	3,336
Net purchases of restricted securities	(10)	(2,622)
Net proceeds from equity securities	391	196
Proceeds from sale of premises and equipment	47	—
Purchases of bank premises and equipment	(554)	(483)
Net cash (used in) provided by investing activities	$(88,676)	$30,965
Cash Flows from Financing Activities
Net increase (decrease) in deposits	$79,870	$(14,185)
Net proceeds of Federal Home Loan Bank advances	—	56,000
Repayment of Federal Reserve Bank borrowings	—	(54,000)
Cash dividends paid	(4,271)	(3,558)
Repayment of federal funds purchased	—	(10,000)
Issuance of common stock for share options exercised	446	1,053
Repurchase of shares for tax withholding on share-based compensation	(29)	(21)
Repurchase of common stock	(2,419)	(49)
Net cash provided by (used in) financing activities	$73,597	$(24,760)
Net increase in cash and cash equivalents	$7,505	$23,464
Cash and cash equivalents, beginning of period	122,469	99,005
Cash and cash equivalents, end of period	$129,974	$122,469
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$52,879	$61,169
Income taxes - U.S. Federal	5,195	1,320
Income taxes - U.S. State and Local - Maryland	346	—
Income taxes - U.S. State and Local - Other	192	—
Total income taxes paid	5,733	1,320
Supplemental Disclosures of Noncash Transactions
Unrealized gain on securities available-for-sale	$4,514	$2,112
Right of use asset obtained in exchange for new operating lease liability	563	2,072

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

Segment Reporting

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

Restriction on Dividends

The Bank is subject to certain restrictions on the amount of dividends that it may pay to the Company without prior regulatory approval. At December 31, 2025, the Bank had $27.8 million available to distribute in the form of dividends to the Company.

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

Concentration of Credit Risk

Most of the Company’s activities are with customers located in the Washington, D.C. metropolitan area. Real estate loans, including commercial, construction and land development, and residential loans, represented 97% of the total loan portfolio at both December 31, 2025 and December 31, 2024. The Company does not have any significant concentrations to any one industry or customer.

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

Allowance for Credit Losses - Held-to-Maturity Securities

The Company estimates expected credit losses on held-to-maturity securities on an individual basis based on a Probability of Default/Loss Given Default (“PD/LGD”) methodology primarily using security-level credit ratings. The primary indicators of credit quality for the Company’s held-to-maturity portfolio are security type and credit rating, which are influenced by a number of factors including obligor cash flow, geography, seniority, among other factors. The Company’s held-to-maturity securities with credit risk are municipal bonds, which had a credit rating of AA or better as of December 31, 2025. All other held-to-maturity securities are covered by the explicit or implied guarantee of the United States government or one of its agencies.

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

Accrued interest receivable on available-for-sale securities totaled $347 thousand at December 31, 2025 and was excluded from the estimate of credit losses.

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

The Company is utilizing a discounted cash flow model to estimate its current expected credit losses. For the purposes of calculating its quantitative reserves, the Company has segmented its loan portfolio based on loans which share similar risk characteristics. Within the quantitative portion of the calculation, the Company utilizes at least one or a combination of loss drivers, which may include unemployment rates, home price indices, and/or gross domestic product, to adjust its loss rates over a reasonable and supportable forecast period of one year. A straight-line reversion technique is used for the following four quarters, at which time the Company reverts to historical averages. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider qualitative factors, including but not limited to: variability in the economic forecast and management’s assessment of the existing economic conditions, changes in volume and severity of adversely classified loans, changes in concentrations of credit, changes in the nature and volume of the loan segments, factors related to credit administration, and other idiosyncratic risks not embedded in the data used in the model.

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

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the allowance for credit losses for both loans and held-to-maturity securities, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $5.1 million on loans and $245 thousand on held-to-maturity securities at December 31, 2025, and is included in “Accrued Interest Receivable” on the Company’s Consolidated Balance Sheets.

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

Other Real Estate Owned (“OREO”)

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Operating costs after acquisition are expensed as incurred. The Company had no OREO as of December 31, 2025 and 2024. At December 31, 2025 and 2024, there were no consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in progress.

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

At December 31, 2025, the Bank’s SBA 7(a) loan servicing portfolio, which is not included in the Company’s consolidated financial statements, totaled $9.8 million. At December 31, 2025 and December 31, 2024, SBA servicing rights of $138 thousand and $97 thousand were recorded in other assets in the Consolidated Balance Sheets, respectively.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recorded no liability for unrecognized tax benefits at December 31, 2025 or 2024.

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

Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Advertising expense was $381 thousand and $386 thousand for the years ended December 31, 2025 and 2024, respectively.

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

Comprehensive Income (Loss)

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains (losses) on securities available-for-sale and the amortization of unrealized losses or accretion of unrealized gains on securities transferred from available-for-sale to held-to-maturity, which are also recognized as a separate component of equity. Items reclassified out of accumulated other comprehensive income (loss) to net income relate solely to realized gains (losses) on sales of securities available-for-sale and appear under the caption “Gains/(losses) on sale of available-for-sale securities” in the Company’s Consolidated Statements of Income.

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

Recently Adopted Accounting Standards

ASU 2023-09: In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU was effective for annual periods beginning after December 15, 2024. Early adoption was permitted. The Company fully adopted the guidance for annual periods beginning after December 15, 2024, and enhanced its income tax disclosures in accordance with the requirements. The adoption was applied prospectively and did not have a material impact on the Company’s Consolidated financial statements.

Recent Accounting Pronouncements

ASU 2024-03: In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its financial statements.

ASU 2025-08: In November 2025, the FASB issued ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” The amendments in this ASU expand the population of acquired financial assets accounted for using the gross-up approach. Acquired loans (excluding credit cards) are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. This change aims to enhance comparability, consistency, and better reflect the economics of acquiring financial assets. This ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. If an entity adopts this ASU in an interim reporting period, it should apply it as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period. The Company does not expect the adoption of ASU 2025-08 to have a material impact on its consolidated financial statements.

ASU 2025-12: In December 2025, the FASB issued ASU 2025-12, “Codification Improvements.” The amendments in this ASU update the FASB Accounting Standards Codification for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted in both interim and annual periods in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in this ASU in an interim period, it must adopt them as of the beginning of the annual period that includes that interim period. An entity may elect to early adopt the amendments on an issue-by-issue basis. The Company does not expect the adoption of ASU 2025-12 to have a material impact on its consolidated financial statements.

Note 2— Investment Securities

Available-for-Sale

Each of the securities in the Company’s available-for-sale investment portfolio is either covered by the explicit or implied guarantee of the United States government or one of its agencies or rated investment grade or higher. All available-for-sale securities were current with no securities past due or on nonaccrual as of December 31, 2025 or December 31, 2024.

The following tables summarize the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses at December 31, 2025 and December 31, 2024, respectively.

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$13,244	$—	$(112)	$13,132
U.S. government and federal agencies	6,976	2	(158)	6,820
Corporate bonds	3,000	—	(180)	2,820
U.S. agency collateralized mortgage obligations	31,019	7	(5,333)	25,693
Tax-exempt municipal	1,378	—	(142)	1,236
U.S. agency mortgage-backed	77,306	136	(3,291)	74,151
Total Available-for-sale Securities	$132,923	$145	$(9,216)	$123,852

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$27,920	$—	$(783)	$27,137
U.S. government and federal agencies	10,966	—	(385)	10,581
Corporate bonds	3,000	—	(261)	2,739
U.S. agency collateralized mortgage obligations	36,032	—	(6,421)	29,611
Tax-exempt municipal	1,379	—	(208)	1,171
Taxable municipal	270	—	(7)	263
U.S. agency mortgage-backed	64,274	—	(5,519)	58,755
Total Available-for-sale Securities	$143,841	$—	$(13,584)	$130,257

The Company did not sell or recognize any gain or loss for any securities in either 2025 or 2024.

Available-for-sale securities having a market value of $54.8 million and $48.8 million at December 31, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and for other purposes required by law. These securities had an amortized cost of $58.6 million and $52.5 million at December 31, 2025 and December 31, 2024, respectively.

The following tables summarize the fair value of securities available-for-sale at December 31, 2025 and December 31, 2024 and the corresponding amounts of gross unrealized losses. Management uses the valuations as of month-end in determining when securities are in an unrealized loss position. Therefore, a security’s market value could have exceeded its amortized cost on other days during the prior twelve-month period.

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$—	$—	$13,132	$(112)	$13,132	$(112)
U.S. government and federal agencies	—	—	5,838	(158)	5,838	(158)
Corporate bonds	—	—	2,820	(180)	2,820	(180)
U.S. agency collateralized mortgage obligations	—	—	24,930	(5,333)	24,930	(5,333)
Tax-exempt municipal	—	—	1,236	(142)	1,236	(142)
U.S. agency mortgage-backed	11,214	(28)	46,318	(3,263)	57,532	(3,291)
Total Available-for-sale Securities	$11,214	$(28)	$94,274	$(9,188)	$105,488	$(9,216)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$—	$—	$27,137	$(783)	$27,137	$(783)
U.S. government and federal agencies	—	—	10,581	(385)	10,581	(385)
Corporate bonds	—	—	2,739	(261)	2,739	(261)
U.S. agency collateralized mortgage obligations	—	—	29,611	(6,421)	29,611	(6,421)
Tax-exempt municipal	—	—	1,171	(208)	1,171	(208)
Taxable municipal	—	—	263	(7)	263	(7)
U.S. agency mortgage-backed	—	—	58,755	(5,519)	58,755	(5,519)
Total Available-for-sale Securities	$—	$—	$130,257	$(13,584)	$130,257	$(13,584)

The Company had 137 and 147 securities in an unrealized loss position as of December 31, 2025 and December 31, 2024, respectively. The Company has evaluated available-for-sale securities in an unrealized loss position for credit related impairment at December 31, 2025 and December 31, 2024 and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no allowance for credit losses on available-for-sale securities at December 31, 2025.

The table below summarizes the contractual maturities of our available-for-sale investment securities as of December 31, 2025. Issuers may have the right to call or prepay certain obligations and as such, the expected maturities of our securities may differ from the scheduled contractual maturities presented below.

	December 31, 2025
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Available-for-sale
Due in one year or less	$17,400	$17,280
Due after one year through five years	21,600	21,079
Due after five years through ten years	42,717	42,158
Due after ten years	51,206	43,335
Total Available-for-sale Securities	$132,923	$123,852

In the prevailing interest rate environments as of December 31, 2025 and December 31, 2024, the Company’s available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 3.1 years as of both periods.

Held-to-Maturity

Each of the securities in the Company’s held-to-maturity investment portfolio is either rated investment grade or higher or covered by the explicit or implied guarantee of the United States government or one of its agencies. All held-to-maturity securities were current with no securities past due or on nonaccrual as of December 31, 2025 or December 31, 2024.

The following tables summarize the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized losses at December 31, 2025 and December 31, 2024, respectively.

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,002	$—	$(308)	$5,694
U.S. government and federal agencies	35,314	—	(2,934)	32,380
U.S. agency collateralized mortgage obligations	16,163	—	(3,006)	13,157
Taxable municipal	6,024	—	(754)	5,270
U.S. agency mortgage-backed	24,918	—	(3,844)	21,074
Total Held-to-maturity Securities	$88,421	$—	$(10,846)	$77,575

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,001	$—	$(583)	$5,418
U.S. government and federal agencies	35,349	—	(4,743)	30,606
U.S. agency collateralized mortgage obligations	17,805	—	(3,948)	13,857
Taxable municipal	6,041	—	(1,089)	4,952
U.S. agency mortgage-backed	26,813	—	(5,376)	21,437
Total Held-to-maturity Securities	$92,009	$—	$(15,739)	$76,270

Held-to-maturity securities having a market value of $45.2 million and $43.0 million at December 31, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and for other purposes required by law. These securities had an amortized cost of $49.8 million and $50.0 million at December 31, 2025 and December 31, 2024, respectively.

The Company evaluates the credit risk of its held-to-maturity securities on at least a quarterly basis. The Company estimates expected credit losses on held-to-maturity securities on an individual basis based on a PD/LGD methodology primarily using security-level credit ratings. The primary indicators of credit quality for the Company’s held-to-maturity portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The Company’s held-to-maturity securities with credit risk were comprised of municipal bonds and had a credit rating of AA or better as of December 31, 2025. All other held-to-maturity securities are covered by the explicit or implied guarantee of the United States government or one of its agencies. The Company did not have an allowance for credit losses on held-to-maturity securities as of December 31, 2025.

The table below summarizes the contractual maturities of our held-to-maturity investment securities as of December 31, 2025. Issuers may have the right to call or prepay certain obligations and as such, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below.

	December 31, 2025
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	34,754	32,532
Due after five years through ten years	15,208	13,340
Due after ten years	38,459	31,703
Total Held-to-maturity Securities	$88,421	$77,575

In the prevailing rate environments as of December 31, 2025 and December 31, 2024, the Company’s held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 5.2 years and 6.0 years, respectively.

Restricted Securities

The table below summarizes the carrying amount of restricted securities as of December 31, 2025 and December 31, 2024.

(Dollars in thousands)	December 31, 2025	December 31, 2024
Federal Reserve Bank Stock	$3,342	$3,327
Federal Home Loan Bank Stock	4,242	4,247
Community Bankers’ Bank Stock	60	60
Total Restricted Securities	$7,644	$7,634

Equity Securities

The Company held equity securities with readily determinable fair values totaling $2.8 million at December 31, 2025 and December 31, 2024, respectively. These securities consist of mutual funds held in a trust and were obtained for the purpose of economically hedging changes in the Company’s nonqualified deferred compensation liability. Changes in the fair value of these securities are reflected in earnings. A gain of $402 thousand and a gain of $236 thousand were recorded in non-qualified deferred compensation plan asset gains, net in the Consolidated Statements of Income as of December 31, 2025 and December 31, 2024, respectively.

Note 3— Loans

The following table presents the composition of the Company’s loan portfolio as of December 31, 2025 and December 31, 2024.

Table 3.1: Loan Portfolio Composition

(Dollars in thousands)	December 31, 2025	December 31, 2024
Real Estate Loans:
Commercial	$1,173,617	$1,181,090
Construction and land development	222,659	164,988
Residential	522,990	472,932
Commercial - Non-Real Estate:
Commercial loans	49,967	47,736
Consumer - Non-Real Estate:
Consumer loans	1,043	906
Total Gross Loans	$1,970,276	$1,867,652
Allowance for loan credit losses	(19,805)	(18,715)
Net deferred loan costs	5,084	4,521
Total net loans	$1,955,555	$1,853,458

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

Loan Servicing Rights

Under the SBA 7(a) program, the Bank can sell in the secondary market the guaranteed portion of its SBA 7(a) loans and retain the related unguaranteed portion of these loans, as well as the servicing on such loans, for which it is paid a fee. The Company generally offers SBA 7(a) loans within a range of $50 thousand to $2.0 million. SBA 7(a) loans are fixed or adjustable-rate loans based on the Prime Rate. Under the SBA 7(a) program, the loans carry an SBA guaranty for up to 85% of the loan. Typical maturities for this type of loan vary but can be up to ten years. The Company holds rights to service the guaranteed portion of SBA loans sold in the secondary market. Management has elected the amortization method to account for loan servicing rights. The loan servicing spread is generally a minimum of 1.00% on all SBA 7(a) loans.

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

At December 31, 2025 and December 31, 2024, the total outstanding principal balance of the Bank’s SBA 7(a) loan servicing portfolio, which is not included in the Company’s consolidated financial statements, totaled $9.8 million and $6.4 million, respectively. At December 31, 2025 and December 31, 2024, SBA servicing rights of $138 thousand and $97 thousand were recorded in other assets in the Consolidated Balance Sheets, respectively. There was no valuation allowance on loan servicing rights at December 31, 2025 or December 31, 2024.

Note 4— Allowance for Loan Credit Losses

The following table presents the activity for the allowance for loan credit losses for the twelve months ended December 31, 2025.

Table 4.1: Allowance for Loan Credit Losses

	December 31, 2025
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Total
Beginning balance, December 31, 2024	$11,732	$1,761	$4,594	$548	$80	$18,715
Charge-offs	—	—	—	(361)	—	(361)
Recoveries	—	—	—	2	—	2
Provision for (recovery of) credit losses	(555)	1,253	424	375	(48)	1,449
Ending balance, December 31, 2025	$11,177	$3,014	$5,018	$564	$32	$19,805

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

As of December 31, 2025, there were no collateral dependent loans evaluated for the allowance for credit losses on an individual basis. There was one collateral dependent commercial owner-occupied real estate loan totaling $10.0 million in outstanding principal that was individually evaluated as of December 31, 2024. Management concluded that the real estate secured collateral value of the of the loan, minus the estimated cost to sell, exceeded the carrying value of the loan and no reserve was necessary.  The loan was paid off in full on January 7, 2025.

During the year ended December 31, 2025, the Company charged-off one commercial business SBA 7(a) loan in the total amount of $361 thousand. The charged-off amount represented the unguaranteed portion of the loan. As of December 31, 2025 and 2024, the Company had no non-accrual loans and no other real estate owned assets.

Table 4.2: Past Due and Non-Accrual Loans

Delinquency Information

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were made. As of December 31, 2025, the Company had one loan that was 90 days past due and still accruing interest. This represented the guaranteed portion of the aforementioned SBA 7(a) loan. The Company has submitted a reimbursement claim to the SBA in the total amount of $1.1 million. As of December 31, 2024, the Company had one loan that was 90 days past due and still accruing interest. The loan was well collateralized and was paid off in full on January 7, 2025.

The following tables present a summary of past due and nonaccrual loans by segment as of December 31, 2025 and December 31, 2024.

	December 31, 2025
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$1,173,617	$1,173,617	$—	$—
Construction and land development	—	—	—	—	222,659	222,659	—	—
Residential	370	756	—	1,126	521,864	522,990	—	—
Commercial	—	—	1,084	1,084	48,883	49,967	1,084	—
Consumer	—	—	—	—	1,043	1,043	—	—
Total Loans	$370	$756	$1,084	$2,210	$1,968,066	$1,970,276	$1,084	$—

	December 31, 2024
	30-59 Days	60-89 Days	90 Days or				90 Days or More
	Past	Past	More	Total Past		Total	Past Due and	Nonaccrual
(Dollars in thousands)	Due	Due	Past Due	Due	Current	Loans	Still Accruing	Loans
Real Estate Loans
Commercial	$—	$—	$9,978	$9,978	$1,171,112	$1,181,090	$9,978	$—
Construction and land development	—	—	—	—	164,988	164,988	—	—
Residential	—	—	—	—	472,932	472,932	—	—
Commercial	—	—	—	—	47,736	47,736	—	—
Consumer	—	—	—	—	906	906	—	—
Total Loans	$—	$—	$9,978	$9,978	$1,857,674	$1,867,652	$9,978	$—

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

Internal
Days Past Due	Risk Rating
0 - 29 days	Pass
30-59 days	Special Mention
60-89 days	Substandard
90-119 days	Doubtful
120+ days	Loss

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of December 31, 2025.

Table 4.3: Credit Quality Information by Loan Class

	Term Loans by Year of Origination
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Real Estate Loans - Commercial
Pass	$108,904	$146,921	$67,298	$259,998	$152,295	$420,305	$5,224	$1,160,945
Special mention	—	—	—	12,672	—	—	—	12,672
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Commercial	$108,904	$146,921	$67,298	$272,670	$152,295	$420,305	$5,224	$1,173,617

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Construction and land development
Pass	$72,568	$66,800	$22,339	$14,925	$773	$13,355	$30,815	$221,575
Special mention	—	—	—	—	—	1,084	—	1,084
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Construction and land development	$72,568	$66,800	$22,339	$14,925	$773	$14,439	$30,815	$222,659

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Residential
Pass	$92,918	$27,336	$59,483	$99,049	$109,931	$107,162	$26,355	$522,234
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	756	—	756
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Residential	$92,918	$27,336	$59,483	$99,049	$109,931	$107,918	$26,355	$522,990

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$9,952	$4,277	$3,254	$2,948	$618	$6,202	$21,632	$48,883
Special mention	—	—	—	1,084	—	—	—	1,084
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial Loans	$9,952	$4,277	$3,254	$4,032	$618	$6,202	$21,632	$49,967

Current period gross write-offs	$—	$—	$—	$361	$—	$—	$—	$361

Consumer Loans
Pass	$463	$529	$36	$—	$—	$—	$15	$1,043
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer Loans	$463	$529	$36	$—	$—	$—	$15	$1,043

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of December 31, 2024.

	Term Loans by Year of Origination
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Real Estate Loans - Commercial
Pass	$133,591	$66,453	$287,181	$176,424	$116,364	$362,135	$1,474	$1,143,622
Special mention	—	—	12,702	—	—	14,788	—	27,490
Substandard	—	—	—	9,978	—	—	—	9,978
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Commercial	$133,591	$66,453	$299,883	$186,402	$116,364	$376,923	$1,474	$1,181,090

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Construction and land development
Pass	$64,826	$40,190	$17,635	$4,395	$2,254	$11,974	$22,613	$163,887
Special mention	—	—	—	—	—	1,101	—	1,101
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Construction and land development	$64,826	$40,190	$17,635	$4,395	$2,254	$13,075	$22,613	$164,988

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Residential
Pass	$31,815	$71,489	$110,724	$114,991	$81,482	$39,868	$22,563	$472,932
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Residential	$31,815	$71,489	$110,724	$114,991	$81,482	$39,868	$22,563	$472,932

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$13,622	$4,628	$5,770	$1,351	$1,323	$7,032	$14,010	$47,736
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial Loans	$13,622	$4,628	$5,770	$1,351	$1,323	$7,032	$14,010	$47,736

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Pass	$812	$72	$—	$—	$—	$3	$19	$906
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer Loans	$812	$72	$—	$—	$—	$3	$19	$906

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Revolving loans that are converted to term loans are treated as new originations in both tables above and are presented by year of origination.

Modifications with Borrowers Experiencing Financial Difficulty

The allowance for loan credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination. The starting point for the estimate of the allowance for loan credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company may provide concessions to borrowers experiencing financial difficulty to minimize the economic loss and improve long-term loan performance and collectability. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. The Company did not make any loan modifications to borrowers experiencing financial difficulty during the twelve months ended December 31, 2025. The Company made one loan modification to a borrower experiencing financial difficulty during the twelve months ended December 31, 2024. As of December 31, 2024, the outstanding principal balance of the loan was $1.5 million which represented 3.16% of the Commercial Non-Real Estate Loans - Commercial loan segment. The loan was modified to provide a combination of interest rate and term extension. The Company evaluates the performance of loans modified for borrowers experiencing financial difficulty during the twelve-month period following modification. For the years ended December 31, 2025 and 2024, there were no loans that defaulted within twelve months of modification.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance because of the measurement methodologies used to estimate the allowance, a change to the allowance is generally not recorded upon modification.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $1.3 million and $1.1 million at December 31, 2025 and December 31, 2024, respectively, is separately classified within other liabilities on the Consolidated Balance Sheets.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the twelve months ended December 31, 2025 and 2024.

Table 4.4: Allowance for Credit Losses – Unfunded Commitments

Allowance for Credit Losses
(Dollars in thousands)	Unfunded Commitments
Beginning balance, December 31, 2024	$1,083
Provision for credit losses	239
Ending balance, December 31, 2025	$1,322

Allowance for Credit Losses
(Dollars in thousands)	Unfunded Commitments
Beginning balance, December 31, 2023	$623
Provision for credit losses	460
Ending balance, December 31, 2024	$1,083

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

The following table summarizes the Company’s swaps at December 31, 2025 and December 31, 2024.

Table 5.1: Derivatives

	December 31, 2025
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$22,823	$(175)	4.3 years	6.00%	6.26%
Pay variable/receive fixed swaps	22,823	175	4.3 years	6.26%	6.00%
Total interest rate swap agreements	$45,646	$—	4.3 years	6.13%	6.13%

	December 31, 2024
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$24,195	$549	2.7 years	6.12%	4.09%
Pay variable/receive fixed swaps	24,195	(549)	2.7 years	4.09%	6.12%
Total interest rate swap agreements	$48,390	$—	2.7 years	5.11%	5.11%

The estimated fair value of the swaps at December 31, 2025 and December 31, 2024 were recorded in other assets and other liabilities in the Consolidated Balance Sheets. The associated net gains and losses on the swaps are recorded in other income on the Consolidated Statements of Income.

Note 6— Bank Premises and Equipment, Net

The following table summarizes major classes of bank premises and equipment and the total accumulated depreciation as of December 31, 2025 and December 31, 2024.

Table 6.1: Components of Bank Premises and Equipment, Net

(Dollars in thousands)	December 31, 2025	December 31, 2024
Leasehold improvements	$3,309	$3,087
Furniture and equipment	7,270	7,021
Total Bank Premises and Equipment	$10,579	$10,108
Less: Accumulated depreciation	(9,264)	(8,790)
Total Bank Premises and Equipment, Net	$1,315	$1,318

Depreciation expense was $507 thousand and $447 thousand for the years ended December 31, 2025 and December 31, 2024, respectively.

Note 7— Deposits and Borrowings

The following table shows the components of the Company’s funding sources.

Table 7.1: Composition of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in thousands)	December 31, 2025	December 31, 2024
Deposits:
Non-interest bearing demand deposits(1)	$432,733	$433,288
Interest-bearing demand deposits(1)	745,323	705,097
Savings deposits	34,683	44,367
Time deposits(2)	759,546	709,663
Total Deposits	$1,972,285	$1,892,415
(1)	Overdraft demand deposits reclassified to loans totaled $118 thousand at December 31, 2025 and $1 thousand at December 31, 2024.
(2)	The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was $337.6 million and $315.5 million at December 31, 2025 and December 31, 2024, respectively.

			December 31, 2025	December 31, 2024
(Dollars in thousands)	Stated Interest Rate Range	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term Debt:
FHLB advances	3.91% - 4.14%	3.99%	$56,000	$56,000
Subordinated debt	5.25%	5.25%	24,875	24,791
Total Long-term Debt			$80,875	$80,791

The Company obtains certain deposits through the efforts of third-party brokers. Brokered deposits totaled $301.9 million and $276.4 million at December 31, 2025 and December 31, 2024, respectively, and were included in time deposits on the Company’s Consolidated Balance Sheets. Reciprocal IntraFi certificates of deposit totaled $35.1 million and $34.4 million at December 31, 2025 and December 31, 2024, respectively. Reciprocal IntraFi demand and money market deposits totaled $323.0 million and $309.5 million at December 31, 2025 and December 31, 2024, respectively.

At December 31, 2025, there were no depositors that represented 5% or more of the Company’s total deposits.

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

The Company from time to time uses Federal Home Loan Bank of Atlanta (“FHLB”) advances as a source of funding and interest rate risk management tool. FHLB advances are secured by a blanket floating lien on all real estate mortgage loans secured by 1 to 4 family residential, multi-family and commercial real estate properties.  On September 3, 2024, the Company took out three fixed interest rate advances with terms of 18, 24, and 36 months. The interest rates on the advances range from 3.91% to 4.14%. At December 31, 2025, the Company had $56.0 million outstanding FHLB advances. Available borrowing capacity based on collateral value amounted to approximately $454.8 million at December 31, 2025.

The Company also has the capacity to borrow up to $139.5 million at the Federal Reserve discount window with no outstanding borrowings as of December 31, 2025. The Bank had loans pledged at the Federal Reserve discount window totaling $194.1 million as of December 31, 2025.

The Company also has unsecured federal funds lines of credit with correspondent banks available for overnight borrowing of $110.0 million with no outstanding borrowings as of December 31, 2025.

The following table shows the carrying amount of the Company’s time deposits by contractual maturity as of December 31, 2025.

Table 7.2: Scheduled Maturities of Time Deposits

(Dollars in thousands)	December 31, 2025
2026	$514,853
2027	182,146
2028	59,930
2029	1,202
2030	1,415
Thereafter	—
Total	$759,546

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

The following table presents an overview of the Company’s leases as of December 31, 2025 and December 31, 2024.

Table 8.1: Leases Overview

(Dollars in thousands)	December 31, 2025		December 31, 2024
Lease liabilities	$4,819		$5,369
Right-of-use assets	4,551		5,013
Weighted average remaining lease term (Years)	4.26	years	4.94	years
Weighted average discount rate	4.15%		4.13%

The following table presents a composition of the Company’s lease costs for the years ended December 31, 2025 and December 31, 2024.

Table 8.2: Cost of Leases

(Dollars in thousands)	December 31, 2025	December 31, 2024
Operating lease cost	$1,165	$1,360
Variable lease cost	—	—
Short-term lease cost	—	—
Total Lease Cost	$1,165	$1,360

The total cash paid for amounts included in the measurement of lease liabilities totaled $1.3 million for each of the years ended December 31, 2025 and December 31, 2024.

The following table is a maturity schedule of the Company’s future lease payments and reconciles the undiscounted total obligation to the total recorded lease liabilities as of December 31, 2025.

Table 8.3: Lease Maturity Schedule

(Dollars in thousands)	December 31, 2025
2026	$1,303
2027	1,262
2028	1,159
2029	1,118
2030	350
Thereafter	80
Total Undiscounted Cash Flows	$5,272
Discount	(453)
Lease Liabilities	$4,819

Total rent expense, including building expenses and real estate taxes for certain locations, amounted to $1.2 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively. Rental expenses are classified as a component of the occupancy expense of premises line item in the Consolidated Statements of Income.

Note 9— Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Virginia, the District of Columbia, the State of Maryland, the State of North Carolina and the State of West Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2022.

The following table presents the significant components of the Company’s deferred tax assets and deferred tax liabilities as of December 31, 2025 and December 31, 2024.

Table 9.1: Significant Components of Deferred Tax Assets and Liabilities

(Dollars in thousands)	December 31, 2025	December 31, 2024
Deferred Tax Assets:
Allowance for credit losses	$4,789	$4,465
Lease liabilities	1,092	1,219
Share-based compensation expense	86	122
Unrealized losses on debt securities	1,891	2,831
Other	701	587
Total Deferred Tax Assets	$8,559	$9,224
Deferred Tax Liabilities:
Right-of-use assets	1,032	1,136
Depreciation	27	50
Net deferred loan costs	1,152	1,025
Other	211	97
Total Deferred Tax Liabilities	$2,422	$2,308
Net Deferred Tax Assets	$6,137	$6,916

The following table summarizes the Company’s provision for income taxes charged to operations for the years ended December 31, 2025 and December 31, 2024, respectively.

Table 9.2: Provision for Income Taxes

(Dollars in thousands)	December 31, 2025	December 31, 2024
Current tax expense	$6,312	$5,042
Deferred tax (benefit) expense	(162)	(284)
Total Income Tax Expense	$6,150	$4,758

Federal tax expense	$5,614	$4,365
State tax expense	536	393
Total Income Tax Expense	$6,150	$4,758

The following table presents the factors driving the difference between the amount of income tax determined by applying the statutory federal income tax rate to income before income taxes and the amount of income tax expense reflected in the Consolidated Statements of Income for the years ended December 31, 2025 and December 31, 2024, respectively.

Table 9.3: Effective Income Tax Reconciliation

(Dollars in thousands)	December 31, 2025		December 31, 2024
	Amount	Percentage of Pre-Tax Income	Amount	Percentage of Pre-Tax Income
Computed “expected” tax expense	$5,750	21.0%	$4,595	21.0%
Increase (decrease) in income taxes resulting from:
Nondeductible compensation	104	0.4	37	0.2
State income taxes, net of federal benefit (1)	424	1.6	310	1.3
Low income housing tax credit	(110)	(0.4)	(109)	(0.5)
Tax-exempt interest income	(25)	(0.1)	(19)	(0.1)
Excess tax benefit on share-based compensation	(14)	(0.1)	(28)	(0.1)
Other, net	21	0.1	(28)	(0.1)
Total	$6,150	22.5%	$4,758	21.7%

(1)	The state of Maryland made up the majority (greater than 50%) of the tax effect in this category.

Note 10— Restriction on Cash

Prior to March 2020, the Company was required to maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. In March 2020, the Federal Reserve reduced the reserve requirement to zero percent effective March 26, 2020. Prior to the change effective March 26, 2020, reserve requirement ratios on net transactions accounts differed based on the amount of net transaction accounts at the depository institution. As a result, the Company was not required to maintain a cash reserve requirement as of December 31, 2025 and December 31, 2024.

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

The following table summarizes the contract or notional amount of the Company’s exposure to off-balance sheet risk as of December 31, 2025 and December 31, 2024.

Table 11.1: Unfunded Lending Commitments

(Dollars in thousands)	December 31, 2025	December 31, 2024
Commitments to extend credit	$343,944	$316,249
Standby letters of credit	$10,073	$10,767

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

The following table summarizes the fair value of assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024.

Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at December 31, 2025 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$13,132	$—	$13,132	$—
U.S. government and federal agencies	6,820	—	6,820	—
Corporate bonds	2,820	—	2,820	—
U.S. agency collateralized mortgage obligations	25,693	—	25,693	—
Tax-exempt municipal	1,236	—	1,236	—
Taxable municipal	—	—	—	—
U.S. agency mortgage-backed	74,151	—	74,151	—
Equity securities, at fair value	2,843	2,843	—	—
Interest rate swap agreements	175	—	175	—
Total assets at fair value	$126,870	$2,843	$124,027	$—

Liabilities:
Interest rate swap agreements	$175	$—	$175	$—
Total liabilities at fair value	$175	$—	$175	$—

		Fair Value Measurements at December 31, 2024 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$27,137	$—	$27,137	$—
U.S. government and federal agencies	10,581	—	10,581	—
Corporate bonds	2,739	—	2,739	—
Collateralized mortgage obligations	29,611	—	29,611	—
Tax-exempt municipal	1,171	—	1,171	—
Taxable municipal	263	—	263	—
Mortgage-backed	58,755	—	58,755	—
Equity securities, at fair value	2,832	2,832	—	—
Interest rate swap agreements	549	—	549	—
Total assets at fair value	$133,638	$2,832	$130,806	$—

Liabilities:
Interest rate swap agreements	$549	$—	$549	$—
Total liabilities at fair value	$549	$—	$549	$—

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances, the Company makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Collateral Dependent Loans

In accordance with ASC 326, loans that do not share risk characteristics are evaluated on an individual basis. The Company designates individually evaluated loans on nonaccrual status as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk and loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. The measurement of loss associated with collateral dependent loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if an appraisal of the property is more than one-year-old and not solely based on observable market comparables, or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for loan credit losses on the Consolidated Statements of Income. As of December 31, 2025, there were no collateral dependent loans evaluated for the allowance for credit losses on an individual basis. The Company had one collateral dependent commercial owner-occupied real estate loan totaling $10.0 million in outstanding principal with no recorded reserve as of December 31, 2024. The loan paid off, in full, on January 7, 2025.

Other Real Estate Owned

OREO is carried at the lower of cost or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value using observable market data, the Company records the property as Level 2. When an appraised value using observable market data is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the property as Level 3 valuation. Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The Company had no OREO as of December 31, 2025 and 2024.

The following tables present the carrying value and estimated fair value, including the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2025 and December 31, 2024.

Table 12.2: Fair Value of Financial Instruments

		Fair Value Measurements at December 31, 2025 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	December 31, 2025	(Level 1)	(Level 2)	(Level 3)	December 31, 2025
Assets:
Cash and cash equivalents	$129,974	$129,974	$—	$—	$129,974
Securities:
Available-for-sale	123,852	—	123,852	—	123,852
Held-to-maturity	88,421	—	77,575	—	77,575
Equity securities, at fair value	2,843	2,843	—	—	2,843
Restricted securities, at cost	7,644	—	7,644	—	7,644
Loans, net of allowance	1,955,555	—	—	1,889,187	1,889,187
Interest rate swap agreements	175	—	175	—	175
Accrued interest receivable	5,890	—	5,890	—	5,890
Liabilities:
Time deposits	$759,546	$—	$762,056	$—	$762,056
Other deposits	1,212,739	1,212,739	—	—	1,212,739
Federal Home Loan Bank advances	56,000	—	55,922	—	55,922
Subordinated debt	24,875	—	—	23,142	23,142
Interest rate swap agreements	175	—	175	—	175
Accrued interest payable	2,124	—	2,124	—	2,124

		Fair Value Measurements at December 31, 2024 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)	December 31, 2024
Assets:
Cash and cash equivalents	$122,469	$122,469	$—	$—	$122,469
Securities:
Available-for-sale	130,257	—	130,257	—	130,257
Held-to-maturity	92,009	—	76,270	—	76,270
Equity securities, at fair value	2,832	2,832	—	—	2,832
Restricted securities, at cost	7,634	—	7,634	—	7,634
Loans, net of allowance	1,853,458	—	—	1,749,721	1,749,721
Interest rate swap agreements	549	—	549	—	549
Accrued interest receivable	5,996	—	5,996	—	5,996
Liabilities:
Time deposits	$709,663	$—	$712,366	$—	$712,366
Other deposits	1,182,752	1,182,752	—	—	1,182,752
Federal Home Loan Bank advances	56,000	—	56,000	—	56,000
Subordinated debt	24,791	—	—	22,126	22,126
Interest rate swap agreements	549	—	549	—	549
Accrued interest payable	2,394	—	2,394	—	2,394

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

The following table summarizes the computation of earnings per share for the years December 31, 2025 and December 31, 2024.

Table 13.1: Computation of Basic and Diluted Earnings per Common Share

	Year ended
	December 31,
	2025	2024
Earnings per common share - basic:
Income available to common shareholders (in thousands):
Net income	$21,233	$17,121
Less: Income attributable to unvested restricted stock awards	(77)	(56)
Net income available to common shareholders	$21,156	$17,065

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,241,246	14,218,507
Less: Unvested restricted stock	(51,724)	(46,341)
Weighted-average common shares outstanding - basic	14,189,522	14,172,166

Earnings per common share - basic	$1.49	$1.20

Earnings per common share - diluted:
Income available to common shareholders (in thousands):
Net income	$21,233	$17,121
Less: Income attributable to unvested restricted stock awards	(77)	(56)
Net income available to common shareholders	$21,156	$17,065

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,241,246	14,218,507
Less: Unvested restricted stock	(51,724)	(46,341)
Plus: Effect of dilutive options	5,081	33,943
Weighted-average common shares outstanding - diluted	14,194,603	14,206,109

Earnings per common share - diluted	$1.49	$1.20

Outstanding options to purchase common stock were considered in the computation of diluted earnings per share for the periods presented. All stock options outstanding as of December 31, 2025 and December 31, 2024 were included as none had anti-dilutive effects.

Note 14— Stock Based Compensation Plan

The Company’s share-based compensation plan, approved by stockholders on June 17, 2025 (“2025 Plan”), provides for the grant of share-based awards in the form of incentive stock options, non-incentive stock options, restricted stock awards and restricted stock units to directors and employees. The Company reserved 425,000 shares of voting common stock for issuance under the 2025 Plan, of which 383,113 was available for grant in future periods as of December 31, 2025. Under the 2025 Plan, the exercise price of options may not be less than 100% of fair market value at the grant date with a maximum term for an option award of 10 years from the grant date. The Company’s Compensation Committee administers the 2025 Plan and has the authority to determine the terms and conditions of each award thereunder.

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

The table below provides a summary of the stock options activity for the year ended December 31, 2025.

	December 31, 2025
		Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price	Value
Outstanding at January 1, 2025	58,660	$11.77
Granted	—	—
Exercised	(56,224)	11.77
Forfeited or expired	(2,436)	11.77
Outstanding at December 31, 2025	—	—	$—
Exercisable December 31, 2025	—	$—	$—

The intrinsic value of options exercised was $253 thousand for the year ended December 31, 2025 and $654 thousand for the year ended December 31, 2024. These amounts change based on changes in the market value of the Company’s voting common stock.

There were no options granted during the years ended December 31, 2025 and 2024.

The Company did not have share-based compensation expense applicable to the Company’s share-based compensation plans for stock options for the year ended December 31, 2025 or December 31, 2024.

The table below provides a summary of the restricted stock awards activity for the year ended December 31, 2025.

	December 31, 2025
		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at January 1, 2025	54,388	$21.97
Granted	43,137	20.93
Vested	(24,511)	21.98
Forfeited	(4,467)	22.42
Nonvested at December 31, 2025	68,547	21.28

Compensation expense for restricted stock grants is recognized over the vesting period of the awards based on the fair value of the Company’s voting common stock at issue date. The fair value of the stock was determined using the closing stock price on the day of grant. The restricted stock grants vest over two to five years. The Company awarded 43,137 restricted stock grants during the year ended December 31, 2025 with a weighted average grant date fair value of $20.93 per share.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $527 thousand and $555 thousand for the years ended December 31, 2025 and December 31, 2024, respectively. The total fair value of the shares, which vested during 2025 and 2024, was $515 thousand and $493 thousand, respectively.

Unrecognized share-based compensation expense related to nonvested restricted stock grants amounted to $1.2 million as of December 31, 2025. This amount is expected to be recognized over a weighted-average period of 1.9 years.

Note 15— Employee Benefit Plans

Effective August 1, 2006, the Company adopted a contributory 401(k) savings plan (the “401(k) Plan”) covering substantially all employees. Eligible employees may elect to defer a portion of their compensation to the 401(k) Plan. The Board of Directors may elect to match a portion of each employee’s contribution. The Company made contributions of $494 thousand and $480 thousand during the years ended December 31, 2025 and December 31, 2024, respectively. The costs associated with the Company’s 401(k) Plan are included in the salaries and employee benefits line item in the Consolidated Statements of Income.

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

The deferred compensation liability was $2.7 million and $2.4 million at December 31, 2025 and December 31, 2024, respectively, and was included in other liabilities on the Consolidated Balance Sheets. The Company incurred expenses for discretionary contributions of $466 thousand and $360 thousand for the years ended December 31, 2025 and December 31, 2024, respectively. These discretionary contributions vest for the participants over a period of three years unless years of service and age criteria are met. The costs associated with the Company’s deferred compensation plan are included in the Salaries and employee benefits line item in the Consolidated Statements of Income.

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

The Bank is subject to capital adequacy standards adopted by the Federal Reserve, including the capital rules that implemented the Basel III regulatory capital reforms developed by the Basel Committee on Banking Supervision. Failure to meet minimum capital requirements can initiate certain mandatory – possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2025 and December 31, 2024.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, common equity Tier 1 to risk-weighted assets, and Tier 1 capital to average assets.

In addition to the minimum regulatory capital required for capital adequacy purposes, the Bank is required to maintain a minimum capital conservation buffer above those minimums in the form of common equity. The capital conservation buffer, which was phased in ratably over a four year period beginning January 1, 2016, is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. The capital conservation buffer was 2.5% at December 31, 2025, and is applicable for the common equity Tier 1, Tier 1, and total capital ratios.

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

As of December 31, 2025, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institution must maintain minimum total risk-based, common equity Tier 1, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The table below provides a summary of the Bank’s capital ratios as of December 31, 2025 and December 31, 2024.

Table 16.1: Capital Ratios

					Minimum To Be Well
			Minimum		Capitalized Under Prompt
			Capital Requirement(1)		Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025
Total capital (to risk weighted assets)	$311,288	16.3%	$201,106	10.5%	$191,529	10.0%
Tier 1 capital (to risk weighted assets)	290,735	15.2%	162,800	8.5%	153,224	8.0%
Common equity tier 1 capital (to risk weighted assets)	290,735	15.2%	134,071	7.0%	124,494	6.5%
Tier 1 capital (to average assets)	290,735	12.5%	93,144	4.0%	116,430	5.0%

As of December 31, 2024
Total capital (to risk weighted assets)	$295,119	16.2%	$191,088	10.5%	$181,989	10.0%
Tier 1 capital (to risk weighted assets)	276,468	15.2%	154,690	8.5%	145,591	8.0%
Common equity tier 1 capital (to risk weighted assets)	276,468	15.2%	127,392	7.0%	118,293	6.5%
Tier 1 capital (to average assets)	276,468	12.4%	89,438	4.0%	111,798	5.0%
(1)	Including Capital Conservation Buffer

Note 17— Revenue

Certain of the Company’s non-interest revenue streams are derived from short-term contracts associated with services provided to deposit account holders as well as other ancillary services, which are accounted for in accordance with ASC 606 – Revenue Recognition. For most of these revenue streams, the duration of the contract does not extend beyond the services performed. Due to the short duration of most customer contracts that generate non-interest income, no significant judgments must be made in the determination of the amount and timing of revenue recognized.

The following table shows the components of non-interest income for the years ended December 31, 2025 and December 31, 2024.

Table 17.1: Components of Non-Interest Income

	Year ended
	December 31,
(Dollars in thousands)	2025	2024
Service charges on deposit accounts (1)
Overdrawn account fees	$81	$84
Account service fees	255	265
Other service charges and fees (1)
Interchange income	327	363
Other charges and fees	244	292
Net gain (loss) on premises and equipment (1)	(3)	1
Insurance commissions (1)	328	416
Gain on sale of government guaranteed loans	322	520
Non-qualified deferred compensation plan asset gains, net	402	236
Other operating income (2)	118	94
Total non-interest income	$2,074	$2,271
(1)	Income within the scope of ASC 606 – Revenue Recognition.
(2)	Includes other operating income within the scope of ASC 606 amounting to $17 thousand for the year ended December 31, 2025. Includes other operating income of $101 thousand related to swap fee income on a back-to-back loan swaps for the year ended December 31, 2025, which is outside the scope of ASC 606. Includes other operating income within the scope of ASC 606 amounting to $30 thousand for the year ended December 31, 2024. Includes other operating income of $64 thousand related to swap fee income on a back-to-back loan swaps for the year ended December 31, 2024, which is outside the scope of ASC 606.

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

Other service charges and fees

Other service charges and fees are primarily comprised of interchange income and other charges and fees. Interchange income is earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. Other charges and fees include revenue from processing wire transfers, cashier’s checks, and other transaction based services. The Company’s performance obligation for these charges and fees are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. The Company acts as an agent in these transactions and recognizes generated income on a net basis. Payment is typically received immediately or in the following month.

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

Note 18— Other Operating Expenses

The following table shows the components of other operating expenses for the years ended December 31, 2025 and December 31, 2024.

Table 18.1: Components of Other Operating Expenses

	Year ended
	December 31,
(Dollars in thousands)	2025	2024
Advertising expense	$381	$386
Data processing	2,360	2,192
FDIC insurance	992	1,000
Professional fees	1,146	1,001
State franchise tax	2,520	2,405
Director costs	667	776
Other operating expenses	1,943	1,829
Total other operating expenses	$10,009	$9,589

Note 19— Low Income Housing Tax Credit Investments

The Company has invested in seven separate housing equity funds as of December 31, 2025. The general purpose of these funds is to encourage and assist with participation in investing in low-income residential rental properties primarily located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the Company’s Consolidated Balance Sheets and were $3.5 million and $4.0 million at December 31, 2025 and December 31, 2024, respectively. The expected terms of these investments and the related tax benefits run between 2029 through 2039. The net impact of amortization of the investments, tax credits and other tax benefits recognized as a component of income tax expense in the Consolidated Statements of Income during the years ended December 31, 2025 and December 31, 2024 was a benefit of $110 thousand and $112 thousand, respectively. Additional capital calls expected for the funds totaled $0.6 million at December 31, 2025 and $1.5 million at December 31, 2024 and are included in other liabilities on the Company’s Consolidated Balance Sheets.

Note 20— Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax for the years ended December 31, 2025 and December 31, 2024.

Table 20.1: Changes in Accumulated Other Comprehensive Income (Loss), Net of Tax

	December 31, 2025
		Unrealized Gains on
		Securities Transferred from
	Unrealized Loss on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Loss
Beginning balance, January 1, 2025	$(10,732)	$80	$(10,652)
Net change during the period	3,566	(29)	3,537
Ending Balance, December 31, 2025	$(7,166)	$51	$(7,115)

	December 31, 2024
		Unrealized Gains on
		Securities Transferred from
	Unrealized Loss on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive (Loss)
Beginning balance, January 1, 2024	$(12,400)	$149	$(12,251)
Net change during the period	1,668	(69)	1,599
Ending Balance, December 31, 2024	$(10,732)	$80	$(10,652)

The Company did not have any items reclassified out of accumulated other comprehensive income (loss) to net income during the years ended December 31, 2025 and 2024.

Note 21— Parent Company Financials

The following tables summarize John Marshall Bancorp Inc.’s (Parent Company only) condensed financial statements as of and for the years ended December 31, 2025 and December 31, 2024.

Table 21.1: Condensed Parent Company Financials

Parent Company Only Condensed Balance Sheets

(Dollars in thousands)	December 31, 2025	December 31, 2024
Assets
Cash and due from banks	$7,253	$6,385
Equity securities, at fair value	2,843	2,832
Investment in subsidiary	283,047	264,671
Other assets	735	580
Total assets	$293,878	$274,468
Liabilities and Shareholders’ Equity
Subordinated debt, net of unamortized issuance costs	$24,875	$24,791
Accrued interest payable	657	656
Other liabilities	2,708	2,406
Total liabilities	$28,240	$27,853
Total shareholders’ equity	$265,638	$246,615
Total liabilities and shareholders’ equity	$293,878	$274,468

Parent Company Only Condensed Statements of Income

	Year ended
(Dollars in thousands)	December 31, 2025	December 31, 2024
Income:
Other income	$402	$236
Dividends from subsidiary	8,720	6,000
Total income	9,122	6,236
Expense:
Subordinated debt interest expense	1,396	1,396
Salaries and employee benefits	819	624
Other operating expenses	465	404
Total expense	2,680	2,424

Net income before income tax expense and equity in undistributed earnings of subsidiary	6,442	3,812
Income tax benefit	479	459
Equity in undistributed earnings of subsidiary	14,312	12,850
Net income	$21,233	$17,121

Parent Company Only Statements of Cash Flows

	Year ended
(Dollars in thousands)	December 31, 2025	December 31, 2024
Cash Flows from Operating Activities
Net income	$21,233	$17,122
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(14,312)	(12,850)
Fair value adjustment on equity securities	(402)	(236)
Amortization of debt issuance costs	84	83
Deferred tax (benefit)	(108)	(132)
Changes in assets and liabilities:
Increase in other assets	(47)	—
Increase (decrease) in other liabilities	302	(96)
Net cash provided by operating activities	$6,750	$3,891
Cash Flows from Investing Activities
Net sales of equity securities	391	196
Net cash provided by investing activities	$391	$196
Cash Flows from Financing Activities
Issuance of common stock for share options exercised	446	1,052
Repurchase of shares for tax withholding on share-based compensation	(29)	(21)
Repurchase of common stock	(2,419)	(49)
Cash dividends paid	(4,271)	(3,558)
Net cash used in investing activities	$(6,273)	$(2,576)
Net increase in cash and cash equivalents	$868	$1,511
Cash and cash equivalents, beginning of year	6,385	4,874
Cash and cash equivalents, end of year	$7,253	$6,385

Note 22— Related Party Transactions

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal shareholders, executive officers, their immediate families and affiliated companies in which they are principal owners (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with parties not related to the Company. These loans totaled $11.2 million and $11.9 million as of December 31, 2025 and December 31, 2024, respectively. During 2025, there were no principal additions and principal re-payments totaled $673 thousand with respect to such loans. Deposits of directors, executive officers and other related parties totaled $21.6 million and $21.4 million at December 31, 2025 and December 31, 2024, respectively.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2025 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s annual report does not include an attestation report of the Company’s independent registered public accounting firm, Yount, Hyde, & Barbour. P.C. (“YHB”), regarding internal control over financial reporting. Management’s report was not subject to attestation by YHB pursuant to rules of the SEC that permit the Company to provide only management’s report in its annual report.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.Other Information

(a) None.

(b) During the quarter ended December 31, 2025, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10.Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions “Election of Directors,” “The Board of Directors,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in the Company's Proxy Statement for the 2026 Annual Meeting of Stockholders is incorporated by reference.

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

Item 11.Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions “Executive Officer Compensation,” “The Board of Directors – Director Compensation” and “The Board of Directors – Compensation Committee Interlocks and Insider Participation” in the Company's Proxy Statement for the 2026 Annual Meeting of Stockholders is incorporated by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information: The following table sets forth information as of December 31, 2025, with respect to compensation plans under which shares of our common stock are authorized for issuance.

Number of Shares
	To be Issued		Number of Shares
	Upon Exercise	Weighted-Average	Remaining Available
	of Outstanding	Exercise Price of	For Future Issuance
	Options, Warrants	Outstanding Options,	Under Equity
	and Rights	Warrants and Rights	Compensation Plans
Equity compensation plans approved by shareholders	—	$—	383,113
Equity compensation plans not approved by shareholders	—	$—	—
Total	—	$—	383,113

Security Ownership of Certain Beneficial Owners and Management. Pursuant to General Instruction G(3) of Form 10-K, the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2026 Annual Meeting of Stockholders is incorporated by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the caption “The Board of Directors – Corporate Governance Principles and Board Matters” and “The Board of Directors – Certain Relationships and Related Transactions” in the Company's Proxy Statement for the 2026 Annual Meeting of Stockholders is incorporated by reference.

Item 14.Principal Accountant Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions "Report of the Audit Committee" and "Independent Public Accounting Firm" in the Company's Proxy Statement for the 2026 Annual Meeting of Stockholders is incorporated by reference.

Part IV

Item 15.Exhibit and Financial Statement Schedules

(a)	FINANCIAL STATEMENTS: The following financial statements are included in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 613)

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Income for the years ended December 31, 2025 and 2024

Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and 2024

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024

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

10.1

John Marshall Bancorp, Inc. 2025 Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders held on June 17, 2025, filed on April 29, 2025).*

10.2	Amended and Restated John Marshall Bancorp, Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 10 filed on March 4, 2022).*

10.3†	Form of Restricted Stock Award Agreement – John Marshall Bancorp, Inc. 2025 Stock Incentive Plan

10.4

Form of Restricted Stock Award Agreement – Amended and Restated John Marshall Bancorp, Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form 10 filed on March 4, 2022).*

Exhibit No.	Description

10.5	John Marshall Bancorp, Inc. Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form 10 filed on March 4, 2022).*

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

10.8

Employment Agreement, dated as of August 22, 2022, by and among John Marshall Bancorp, Inc., John Marshall Bank, and Andrew J. Peden (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2022).*

10.9	Form of Subordinated Note Purchase Agreement, dated as of June 15, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 15, 2022).

19.1†	Insider Trading Policy

21 †	Subsidiaries of John Marshall Bancorp, Inc.

23.1 †	Consent of Yount, Hyde, & Barbour, P.C.

31.1 †	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	John Marshall Bancorp, Inc. Compensation Clawback Policy (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K filed on March 20, 2024).

101.0†

Interactive data files formatted in Inline eXtensible Business Reporting Language pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2025 and 2024 (ii) the Consolidated Statements of Income for the years ended December 31, 2025 and 2024, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and 2024, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025 and 2024, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024 and (vi) the Notes to the Consolidated Financial Statements for the years ended December 31, 2025 and 2024.

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

Date: March 13, 2026	John Marshall Bancorp, Inc.

	By:	/s/ Christopher W. Bergstrom
	Name:	Christopher W. Bergstrom
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2026.

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