Form 10-Q
period 2026-03-31
John Marshall Bancorp, Inc.
filed 2026-05-08
CIK 1710482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 30, 2026, there were 14,112,223 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN MARSHALL BANCORP, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets		*
Cash and due from banks	$9,132	$6,492
Interest-bearing deposits in other banks	141,061	123,482
Total cash and cash equivalents	150,193	129,974
Securities available-for-sale, at fair value	126,166	123,852
Securities held-to-maturity at amortized cost, fair value of $76,669 and $77,575 as of March 31, 2026 and December 31, 2025, respectively	87,598	88,421
Restricted securities, at cost	7,717	7,644
Equity securities, at fair value	2,886	2,843
Loans, net of unearned income	1,973,743	1,975,360
Less: Allowance for loan credit losses	(19,983)	(19,805)
Loans, net	1,953,760	1,955,555
Bank premises and equipment, net	1,191	1,315
Accrued interest receivable	6,071	5,890
Right of use assets	4,289	4,551
Other assets	12,479	12,505
Total assets	$2,352,350	$2,332,550
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand deposits	$458,197	$432,733
Interest-bearing demand deposits	734,164	745,323
Savings deposits	33,525	34,683
Time deposits	761,842	759,546
Total deposits	1,987,728	1,972,285
Federal Home Loan Bank advances	56,000	56,000
Subordinated debt	24,896	24,875
Accrued interest payable	1,988	2,124
Lease liabilities	4,542	4,819
Other liabilities	9,049	6,809
Total liabilities	$2,084,203	$2,066,912
Commitments and contingencies (Note 7)
Shareholders’ Equity
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued	$—	$—
Common stock, nonvoting, par value $0.01 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, voting, par value $0.01 per share; authorized 30,000,000 shares; issued and outstanding, 14,112,259 shares at March 31, 2026, including 68,207 unvested shares, 14,214,603 shares at December 31, 2025, including 68,547 unvested shares	140	141
Additional paid-in capital	93,796	95,699
Retained earnings	181,736	176,913
Accumulated other comprehensive loss	(7,525)	(7,115)
Total shareholders’ equity	$268,147	$265,638
Total liabilities and shareholders’ equity	$2,352,350	$2,332,550

*Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2026	2025
Interest and Dividend Income
Interest and fees on loans	$26,586	$24,807
Interest on investment securities, taxable	1,165	1,032
Interest on investment securities, tax-exempt	9	9
Dividends	116	123
Interest on deposits in banks	1,206	1,334
Total interest and dividend income	$29,082	$27,305
Interest Expense
Deposits	$11,673	$12,300
Federal Home Loan Bank advances	551	559
Subordinated debt	349	349
Total interest expense	$12,573	$13,208
Net Interest Income	$16,509	$14,097
Provision for credit losses	23	170
Net interest income after provision for credit losses	$16,486	$13,927
Non-interest Income
Service charges on deposit accounts	$85	$82
Other service charges and fees	138	153
Insurance commissions	64	213
Gain on sale of government guaranteed loans	6	36
Non-qualified deferred compensation plan asset (losses) gains, net	(13)	24
Other income (loss)	4	(3)
Total non-interest income	$284	$505
Non-interest Expenses
Salaries and employee benefits	$5,621	$5,099
Occupancy expense of premises	406	407
Furniture and equipment expenses	346	316
Other operating expenses	2,550	2,426
Total non-interest expenses	$8,923	$8,248
Income before income taxes	$7,847	$6,184
Income Tax Expense	1,746	1,374
Net income	$6,101	$4,810
Earnings per share, basic	$0.43	$0.34
Earnings per share, diluted	$0.43	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2026	2025
Net Income	$6,101	$4,810
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities, net of tax of $(107) and $373 for the three months ended March 31, 2026 and March 31, 2025, respectively.	(403)	1,404
Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax of $(2) and $(2) for the three months ended March 31, 2026 and March 31, 2025, respectively.	(7)	(7)
Total other comprehensive (loss) income	$(410)	$1,397
Total comprehensive income	$5,691	$6,207

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(In thousands, except share and per share data)

(Unaudited)

					Accumulated
					Other	Total
			Additional Paid- In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	(Loss)	Equity
Balance, December 31, 2024	14,215,081	$142	$97,173	$159,951	$(10,652)	$246,614
Net income	—	—	—	4,810	—	4,810
Other comprehensive income	—	—	—	—	1,397	1,397
Repurchase of common stock	(2,639)	—	(46)	—	—	(46)
Exercise of stock options, net of 8,598 shares surrendered	10,927	—	79	—	—	79
Restricted stock vesting, net of 762 shares surrendered	1,827	—	(14)	—	—	(14)
Share-based compensation	—	—	118	—	—	118
Balance, March 31, 2025	14,225,196	$142	$97,310	$164,761	$(9,255)	$252,958

Balance, December 31, 2025	14,146,056	$141	$95,699	$176,913	$(7,115)	$265,638
Net income	—	—	—	6,101	—	6,101
Other comprehensive loss	—	—	—	—	(410)	(410)
Repurchase of common stock	(103,507)	(1)	(2,042)	—	—	(2,043)
Dividend declared on common stock ($0.09 per share)	—	—	—	(1,278)	—	(1,278)
Restricted stock vesting, net of 87 shares surrendered	1,503	—	(2)	—	—	(2)
Share-based compensation	—	—	141	—	—	141
Balance, March 31, 2026	14,044,052	$140	$93,796	$181,736	$(7,525)	$268,147

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$6,101	$4,810
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	125	126
Right of use asset amortization	262	259
Provision for credit losses	23	170
Share-based compensation expense	141	118
Net accretion of securities	(69)	(49)
Fair value adjustment on equity securities	13	(24)
Amortization of debt issuance costs	21	21
Net loss on premises and equipment	—	3
Deferred tax benefit	(47)	(342)
Gain on sale of government guaranteed loans	(6)	(36)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(181)	94
Decrease in other assets	182	505
Decrease in accrued interest payable	(136)	(322)
Increase in other liabilities	2,084	1,626
Net cash provided by operating activities	$8,513	$6,959
Cash Flows from Investing Activities
Net decrease in loans	$1,573	$1,355
Proceeds from sale of government guaranteed loans originally classified as held for investment	84	383
Purchase of available-for-sale securities	(15,003)	(3,643)
Proceeds from maturities, calls and principal repayments of available-for-sale securities	12,267	11,275
Proceeds from maturities, calls and principal repayments of held-to-maturity securities	795	809
Net purchases of restricted securities	(73)	—
Net purchases of equity securities	(56)	(32)
Proceeds from sale of premises and equipment	—	48
Purchases of bank premises and equipment	(1)	(342)
Net cash (used in) provided by investing activities	$(414)	$9,853
Cash Flows from Financing Activities
Net increase in deposits	$15,443	$29,760
Cash dividends paid	(1,278)	—
Issuance of common stock for share options exercised	—	79
Repurchase of shares for tax withholding on share-based compensation	(2)	(14)
Repurchase of common stock	(2,043)	(46)
Net cash provided by financing activities	$12,120	$29,779
Net increase in cash and cash equivalents	$20,219	$46,591
Cash and cash equivalents, beginning of period	129,974	122,469
Cash and cash equivalents, end of period	$150,193	$169,060
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$12,689	$13,509
Supplemental Disclosures of Noncash Transactions
Unrealized (loss) gain on securities available-for-sale	$(510)	$1,777

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

Basis of Presentation

The accounting and reporting policies of John Marshall Bancorp, Inc. conform to generally accepted accounting principles in the United States of America (“GAAP”) and reflect practices of the banking industry. The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and with applicable quarterly reporting regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all of the information and notes required by GAAP for complete financial statements. As such, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2025, included in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on March 13, 2026.

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for any other interim period or for the full year. All amounts and disclosures included in this quarterly report as of December 31, 2025, were derived from the Company’s audited consolidated financial statements.

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

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the audited financial statements and notes for the year ended December 31, 2025 and are contained in the Company's 2025 Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2025.

Recent Accounting Pronouncements

ASU 2024-03: In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

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

ASU 2025-12: In December 2025, the FASB issued ASU 2025-12, “Codification Improvements.” The amendments in this ASU update the FASB Accounting Standards Codification (“ASC”) for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted in both interim and annual periods in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in this ASU in an interim period, it must adopt them as of the beginning of the annual period that includes that interim period. An entity may elect to early adopt the amendments on an issue-by-issue basis. The Company does not expect the adoption of ASU 2025-12 to have a material impact on its consolidated financial statements.

Note 2— Investment Securities

Available-for-Sale

Each of the securities in the Company’s available-for-sale investment portfolio is either covered by the explicit or implied guarantee of the United States government or one of its agencies or rated investment grade or higher. All available-for-sale securities were current with no securities past due or on nonaccrual as of March 31, 2026 or December 31, 2025.

The following tables summarize the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses at March 31, 2026 and December 31, 2025.

	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$8,999	$—	$(42)	$8,957
U.S. government and federal agencies	4,986	—	(172)	4,814
Corporate bonds	3,000	—	(177)	2,823
U.S. agency collateralized mortgage obligations	30,261	2	(5,491)	24,772
Tax-exempt municipal	1,378	—	(175)	1,203
U.S. agency mortgage-backed	87,122	53	(3,578)	83,597
Total Available-for-sale Securities	$135,746	$55	$(9,635)	$126,166

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$13,244	$—	$(112)	$13,132
U.S. government and federal agencies	6,976	2	(158)	6,820
Corporate bonds	3,000	—	(180)	2,820
U.S. agency collateralized mortgage obligations	31,019	7	(5,333)	25,693
Tax-exempt municipal	1,378	—	(142)	1,236
U.S. agency mortgage-backed	77,306	136	(3,291)	74,151
Total Available-for-sale Securities	$132,923	$145	$(9,216)	$123,852

The Company did not sell or recognize any gain or loss for any securities for the three months ended March 31, 2026 and 2025.

Available-for-sale securities having a market value of $52.8 million and $54.8 million at March 31, 2026 and December 31, 2025, respectively, were pledged to secure public deposits. These securities had an amortized cost of $56.7 million and $58.6 million at March 31, 2026 and December 31, 2025, respectively.

The following tables summarize the fair value of securities available-for-sale at March 31, 2026 and December 31, 2025 and the corresponding amounts of gross unrealized losses. Management uses the valuations as of month-end in determining when securities are in an unrealized loss position. Therefore, a security’s market value could have exceeded its amortized cost on other days during the prior twelve-month period.

	March 31, 2026
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$—	$—	$8,957	$(42)	$8,957	$(42)
U.S. government and federal agencies	985	(1)	3,829	(171)	4,814	(172)
Corporate bonds	—	—	2,823	(177)	2,823	(177)
U.S. agency collateralized mortgage obligations	—	—	24,063	(5,491)	24,063	(5,491)
Tax-exempt municipal	—	—	1,203	(175)	1,203	(175)
U.S. agency mortgage-backed	33,425	(269)	42,982	(3,309)	76,407	(3,578)
Total Available-for-sale Securities	$34,410	$(270)	$83,857	$(9,365)	$118,267	$(9,635)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$—	$—	$13,132	$(112)	$13,132	$(112)
U.S. government and federal agencies	—	—	5,838	(158)	5,838	(158)
Corporate bonds	—	—	2,820	(180)	2,820	(180)
U.S. agency collateralized mortgage obligations	—	—	24,930	(5,333)	24,930	(5,333)
Tax-exempt municipal	—	—	1,236	(142)	1,236	(142)
U.S. agency mortgage-backed	11,214	(28)	46,318	(3,263)	57,532	(3,291)
Total Available-for-sale Securities	$11,214	$(28)	$94,274	$(9,188)	$105,488	$(9,216)

The Company had 144 and 137 securities in an unrealized loss position as of March 31, 2026 and December 31, 2025, respectively. The Company has evaluated available-for-sale securities in an unrealized loss position for credit related impairment at March 31, 2026 and December 31, 2025 and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no allowance for credit losses on available-for-sale securities at March 31, 2026.

The table below summarizes the contractual maturities of our available-for-sale investment securities as March 31, 2026. Issuers may have the right to call or prepay certain obligations, and as such, the expected maturities of our securities may occur sooner than the scheduled contractual maturities presented below.

	March 31, 2026
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Available-for-sale
Due in one year or less	$10,999	$10,954
Due after one year through five years	26,630	25,847
Due after five years through ten years	46,277	45,152
Due after ten years	51,840	44,213
Total Available-for-sale Securities	$135,746	$126,166

In the prevailing rate environments as of both March 31, 2026 and December 31, 2025, the Company’s available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 3.2 years and 3.1 years, respectively.

Held-to-Maturity

Each of the securities in the Company’s held-to-maturity investment portfolio is either covered by the explicit or implied guarantee of the United States government or one of its agencies or rated investment grade or higher. All held-to-maturity securities were current with no securities past due or on nonaccrual as of March 31, 2026 or December 31, 2025.

The following tables summarize the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized losses at March 31, 2026 and December 31, 2025, respectively.

	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,003	$—	$(310)	$5,693
U.S. government and federal agencies	35,305	—	(3,026)	32,279
U.S. agency collateralized mortgage obligations	15,807	—	(3,089)	12,718
Taxable municipal	6,020	—	(720)	5,300
U.S. agency mortgage-backed	24,463	—	(3,784)	20,679
Total Held-to-maturity Securities	$87,598	$—	$(10,929)	$76,669

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,002	$—	$(308)	$5,694
U.S. government and federal agencies	35,314	—	(2,934)	32,380
U.S. agency collateralized mortgage obligations	16,163	—	(3,006)	13,157
Taxable municipal	6,024	—	(754)	5,270
U.S. agency mortgage-backed	24,918	—	(3,844)	21,074
Total Held-to-maturity Securities	$88,421	$—	$(10,846)	$77,575

Held-to-maturity securities having a market value of $47.9 million and $45.2 million at March 31, 2026 and December 31, 2025, respectively, were pledged to secure public deposits. These securities had an amortized cost of $52.7 million and $49.8 million at March 31, 2026 and December 31, 2025, respectively.

The Company evaluates the credit risk of its held-to-maturity securities on at least a quarterly basis. The Company estimates expected credit losses on held-to-maturity securities on an individual basis based on a probability of default/loss given default methodology primarily using security-level credit ratings. The primary indicators of credit quality for the Company’s held-to-maturity portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The Company’s held-to-maturity securities with credit risk were comprised of municipal bonds and had a credit rating of AA or better as of March 31, 2026. All other held-to-maturity securities are covered by the explicit or implied guarantee of the United States government or one of its agencies. The Company did not have an allowance for credit losses on held-to-maturity securities as of March 31, 2026 or December 31, 2025.

The table below summarizes the contractual maturities of our held-to-maturity investment securities as of March 31, 2026. Issuers may have the right to call or prepay certain obligations and as such, the expected maturities of our securities may occur sooner than the scheduled contractual maturities presented below.

	March 31, 2026
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	41,920	38,919
Due after five years through ten years	8,015	6,886
Due after ten years	37,663	30,864
Total Held-to-maturity Securities	$87,598	$76,669

In the prevailing rate environments as of March 31, 2026 and December 31, 2025, the Company’s held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 4.9 years and 5.2 years, respectively.

Restricted Securities

The table below summarizes the carrying amounts of restricted securities as of March 31, 2026 and December 31, 2025.

(Dollars in thousands)	March 31, 2026	December 31, 2025
Federal Reserve Bank Stock	$3,347	$3,342
Federal Home Loan Bank Stock	4,310	4,242
Community Bankers’ Bank Stock	60	60
Total Restricted Securities	$7,717	$7,644

Equity Securities

The Company held equity securities with readily determinable fair values totaling $2.9 million and $2.8 million at March 31, 2026 and December 31, 2025, respectively. These securities consist of mutual funds held in a trust and were obtained for the purpose of economically hedging changes in the Company’s nonqualified deferred compensation liability. Changes in the fair value of these securities are reflected in earnings. A loss of $13 thousand and a gain of $24 thousand were recorded in non-interest income in the Consolidated Statements of Income for the three months ended March 31, 2026 and March 31, 2025, respectively.

Note 3— Loans

The following table presents the composition of the Company’s loan portfolio as of March 31, 2026 and December 31, 2025.

(Dollars in thousands)	March 31, 2026	December 31, 2025
Real Estate Loans:
Commercial	$1,176,929	$1,173,617
Construction and land development	228,591	222,659
Residential	513,650	522,990
Commercial - Non-Real Estate:
Commercial loans	48,905	49,967
Consumer - Non-Real Estate:
Consumer loans	760	1,043
Total Gross Loans	$1,968,835	$1,970,276
Allowance for loan credit losses	(19,983)	(19,805)
Net deferred loan costs	4,908	5,084
Total net loans	$1,953,760	$1,955,555

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

At March 31, 2026 and December 31, 2025, the total outstanding principal balance of Bank’s SBA 7(a) loan servicing portfolio, which is not included in the Company’s consolidated financial statements, totaled $9.7 million and $9.8 million, respectively. At March 31, 2026 and December 31, 2025, SBA servicing rights of $130 thousand and $138 thousand were recorded in other assets in the Consolidated Balance Sheets, respectively. There was no valuation allowance on loan servicing rights at March 31, 2026 or December 31, 2025.

Note 4— Allowance for Loan Credit Losses

The following tables present the activity in the allowance for loan credit losses for the three months ended March 31, 2026 and 2025.

	March 31, 2026
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Total
Beginning balance, December 31, 2025	$11,177	$3,014	$5,018	$564	$32	$19,805
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	35	—	35
Provision for (recovery of) credit losses	(144)	59	274	(18)	(28)	143
Ending balance, March 31, 2026	$11,033	$3,073	$5,292	$581	$4	$19,983

	March 31, 2025
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Total
Beginning balance, December 31, 2024	$11,732	$1,761	$4,594	$548	$80	$18,715
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for (recovery of) credit losses	(113)	277	(24)	47	(76)	111
Ending balance, March 31, 2025	$11,619	$2,038	$4,570	$595	$4	$18,826

There was one individually evaluated loan as of March 31, 2026. This loan was a commercial business SBA 7(a) loan with a total outstanding principal amount of $984 thousand, which was fully guaranteed by the SBA. As such, no individual reserve was required. As of December 31, 2025, there were no collateral dependent loans evaluated for the allowance for credit losses on an individual basis.

Delinquency Information

The following tables present a summary of past due and nonaccrual loans by segment as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	30-59 Days	60-89 Days	90 Days or More		Total Past
	Past	Past	Past Due and	Nonaccrual	Due and		Total
(Dollars in thousands)	Due	Due	Still Accruing	Loans	Nonaccrual Loans	Current	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$—	$1,176,929	$1,176,929
Construction and land development	—	—	—	—	—	228,591	228,591
Residential	445	—	—	—	445	513,205	513,650
Commercial	—	—	—	984	984	47,921	48,905
Consumer	—	—	—	—	—	760	760
Total Loans	$445	$—	$—	$984	$1,429	$1,967,406	$1,968,835

	December 31, 2025
	30-59 Days	60-89 Days	90 Days or More		Total Past
	Past	Past	Past Due and	Nonaccrual	Due and		Total
(Dollars in thousands)	Due	Due	Still Accruing	Loans	Nonaccrual Loans	Current	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$—	$1,173,617	$1,173,617
Construction and land development	—	—	—	—	—	222,659	222,659
Residential	370	756	—	—	1,126	521,864	522,990
Commercial	—	—	1,084	—	1,084	48,883	49,967
Consumer	—	—	—	—	—	1,043	1,043
Total Loans	$370	$756	$1,084	$—	$2,210	$1,968,066	$1,970,276

During the quarter ended March 31, 2026, the Company designated the aforementioned commercial business SBA 7(a) loan as non-accrual. The Company reversed uncollected accrued interest receivable in the total amount of $9 thousand during the same period. The Company charged-off the unguaranteed portion of the loan, in the total amount of $361 thousand, during the fourth quarter of 2025 and submitted a reimbursement claim to the SBA for the guaranteed portion.  During the three months ended March 31, 2026, the Company recorded no charge-offs and had no other real estate owned assets as of March 31, 2026.

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

Internal
Days Past Due	Risk Rating
0 - 29 days	Pass
30-59 days	Special Mention
60-89 days	Substandard
90-119 days	Doubtful
120+ days	Loss

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of March 31, 2026.

	Term Loans by Year of Origination
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Total
Real Estate Loans - Commercial
Pass	$22,333	$108,556	$148,841	$67,030	$258,211	$553,306	$6,028	$1,164,305
Special mention	—	—	—	—	12,624	—	—	12,624
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Commercial	$22,333	$108,556	$148,841	$67,030	$270,835	$553,306	$6,028	$1,176,929

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Construction and land development
Pass	$2,700	$84,975	$49,409	$16,857	$15,091	$15,678	$43,616	$228,326
Special mention	—	—	—	—	—	265	—	265
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Construction and land development	$2,700	$84,975	$49,409	$16,857	$15,091	$15,943	$43,616	$228,591

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Residential
Pass	$12,390	$88,172	$26,433	$50,524	$97,199	$212,568	$25,919	$513,205
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	445	—	445
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Residential	$12,390	$88,172	$26,433	$50,524	$97,199	$213,013	$25,919	$513,650

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$3,619	$10,184	$4,238	$2,766	$2,752	$6,273	$18,089	$47,921
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	984	—	—	984
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial Loans	$3,619	$10,184	$4,238	$2,766	$3,736	$6,273	$18,089	$48,905

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Pass	$3	$187	$521	$33	$—	$—	$16	$760
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer Loans	$3	$187	$521	$33	$—	$—	$16	$760

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of December 31, 2025.

	Term Loans by Year of Origination
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Real Estate Loans - Commercial
Pass	$108,904	$146,921	$67,298	$259,998	$152,295	$420,305	$5,224	$1,160,945
Special mention	—	—	—	12,672	—	—	—	12,672
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Commercial	$108,904	$146,921	$67,298	$272,670	$152,295	$420,305	$5,224	$1,173,617

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Construction and land development
Pass	$72,568	$66,800	$22,339	$14,925	$773	$13,355	$30,815	$221,575
Special mention	—	—	—	—	—	1,084	—	1,084
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Construction and land development	$72,568	$66,800	$22,339	$14,925	$773	$14,439	$30,815	$222,659

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Residential
Pass	$92,918	$27,336	$59,483	$99,049	$109,931	$107,162	$26,355	$522,234
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	756	—	756
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Residential	$92,918	$27,336	$59,483	$99,049	$109,931	$107,918	$26,355	$522,990

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$9,952	$4,277	$3,254	$2,948	$618	$6,202	$21,632	$48,883
Special mention	—	—	—	1,084	—	—	—	1,084
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial Loans	$9,952	$4,277	$3,254	$4,032	$618	$6,202	$21,632	$49,967

Current period gross write-offs	$—	$—	$—	$361	$—	$—	$—	$361

Consumer Loans
Pass	$463	$529	$36	$—	$—	$—	$15	$1,043
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer Loans	$463	$529	$36	$—	$—	$—	$15	$1,043

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Revolving loans that are converted to term loans are treated as new originations in both tables above and are presented by year of origination.

Modifications with Borrowers Experiencing Financial Difficulty

The allowance for loan credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination. The starting point for the estimate of the allowance for loan credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company may provide concessions to borrowers experiencing financial difficulty to minimize the economic loss and improve long-term loan performance and collectability. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. The Company did not make any loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025. There were also no instances of defaults on loans that occurred during the three months ended March 31, 2026 and 2025 for loans that had been modified during the previous 12 months. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance because of the measurement methodologies used to estimate the allowance, a change to the allowance is generally not recorded upon modification.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $1.2 million and $1.3 million at March 31, 2026 and December 31, 2025, respectively, is separately classified within Other Liabilities on the Consolidated Balance Sheets. The recovery of the provision for credit losses recorded during the three months ended March 31, 2026 was primarily due to an decrease in unfunded commitments.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2026 and 2025.

Allowance for Credit Losses
(Dollars in thousands)	Unfunded Commitments
Beginning balance, December 31, 2025	$1,321
Provision for credit losses	(120)
Ending balance, March 31, 2026	$1,201

Allowance for Credit Losses
(Dollars in thousands)	Unfunded Commitments
Beginning balance, December 31, 2024	$1,083
Provision for credit losses	59
Ending balance, March 31, 2025	$1,142

Note 5— Derivatives

The Company enters into interest rate swap agreements (“swaps”) with commercial loan customers to provide a facility for customers to manage their interest rate risk. These swaps are matched in exact offsetting terms with swaps that the Company enters into with an independent third party. These swaps qualify as derivatives, but are not designated as hedging instruments.

The following tables summarize the Company’s swaps at March 31, 2026 and December 31, 2025.

	March 31, 2026
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$22,751	$(152)	4.0 years	6.12%	6.26%
Pay variable/receive fixed swaps	22,751	152	4.0 years	6.26%	6.12%
Total interest rate swap agreements	$45,502	$—	4.0 years	6.19%	6.19%

	December 31, 2025
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$22,823	$(175)	4.3 years	6.00%	6.26%
Pay variable/receive fixed swaps	22,823	175	4.3 years	6.26%	6.00%
Total interest rate swap agreements	$45,646	$—	4.3 years	6.13%	6.13%

The estimated fair value of the swaps at March 31, 2026 and December 31, 2025 was recorded in other assets and liabilities in the Consolidated Balance Sheets. The associated net gains and losses on the swaps are recorded in other income in the Consolidated Statements of Income.

Note 6— Deposits and Borrowings

The following tables show the components of the Company’s funding sources.

(Dollars in thousands)	March 31, 2026	December 31, 2025
Deposits:
Non-interest bearing demand deposits(1)	$458,197	$432,733
Interest-bearing demand deposits(1)	734,164	745,323
Savings deposits	33,525	34,683
Time deposits(2)	761,842	759,546
Total Deposits	$1,987,728	$1,972,285

(1)	Overdraft demand deposits reclassified to loans totaled $1 thousand at March 31, 2026 and $118 thousand at December 31, 2025.
(2)	The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was $340.9 million and $337.6 million at March 31, 2026 and December 31, 2025, respectively.

The Company obtains certain deposits through the efforts of third-party brokers. Brokered deposits totaled $301.9 million at March 31, 2026 and December 31, 2025, and were included primarily in time deposits on the Company’s Consolidated Balance Sheets. At March 31, 2026, there were no depositors that represented 5% or more of the Company’s total deposits.

The following table presents the carrying value and interest rate ranges for the Company’s long-term debt as of March 31, 2026 and December 31, 2025.

			March 31, 2026	December 31, 2025
(Dollars in thousands)	Stated Interest Rate Range	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term Debt:
Federal Home Loan Bank advances	3.61% - 3.98%	3.85%	$56,000	$56,000
Subordinated debt	5.25%	5.25%	24,896	24,875
Total Long-term Debt			$80,896	$80,875

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

The Company, from time to time, uses Federal Home Loan Bank of Atlanta (“FHLB”) advances as a source of funding and to manage interest rate risk. FHLB advances are secured by a blanket floating lien on all real estate mortgage loans secured by 1-to-4 family residential, multi-family and commercial real estate properties. During the first quarter of 2026, a $15.0 million FHLB advance, carrying an interest rate of 4.14%, matured and was replaced with the FHLB advance of the same principal amount at an interest rate of 3.61%.  The interest rates on three outstanding advances range from 3.61% to 3.98%.  At March 31, 2026, these three outstanding FHLB advances totaled $56.0 million.  Available FHLB borrowing capacity based on collateral value amounted to approximately $470.6 million as of March 31, 2026.

The Company also has the capacity to borrow up to $157.5 million at the Federal Reserve discount window of which none had been drawn upon at March 31, 2026. The Bank had loans pledged at the Federal Reserve discount window totaling $189.9 million as of March 31, 2026.

The Company also has federal funds lines of credit with correspondent banks available for overnight borrowing of $110 million as of March 31, 2026. None of the federal funds lines of credit were drawn upon as of March 31, 2026.

The following table shows the carrying amount of the Company’s time deposits by contractual maturity as of March 31, 2026.

(Dollars in thousands)	March 31, 2026
2026	$403,257
2027	261,175
2028	93,589
2029	1,640
2030	1,957
Thereafter	224
Total	$761,842

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

The following table summarizes the contract or notional amount of the Company’s exposure to off-balance sheet risk as of March 31, 2026 and December 31, 2025.

(Dollars in thousands)	March 31, 2026	December 31, 2025
Commitments to extend credit	$334,044	$343,944
Standby letters of credit	$11,260	$10,073

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

The following tables summarize the fair value of assets measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

		Fair Value Measurements at March 31, 2026 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	March 31, 2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$8,957	$—	$8,957	$—
U.S. government and federal agencies	4,814	—	4,814	—
Corporate bonds	2,823	—	2,823	—
U.S. agency collateralized mortgage obligations	24,772	—	24,772	—
Tax-exempt municipal	1,203	—	1,203	—
U.S. agency mortgage-backed	83,597	—	83,597	—
Equity securities, at fair value	2,886	2,886	—	—
Interest rate swap agreements	152	—	152	—
Total assets at fair value	$129,204	$2,886	$126,318	$—

Liabilities:
Interest rate swap agreements	$152	$—	$152	$—
Total liabilities at fair value	$152	$—	$152	$—

		Fair Value Measurements at December 31, 2025 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$13,132	$—	$13,132	$—
U.S. government and federal agencies	6,820	—	6,820	—
Corporate bonds	2,820	—	2,820	—
Collateralized mortgage obligations	25,693	—	25,693	—
Tax-exempt municipal	1,236	—	1,236	—
Mortgage-backed	74,151	—	74,151	—
Equity securities, at fair value	2,843	2,843	—	—
Interest rate swap agreements	175	—	175	—
Total assets at fair value	$126,870	$2,843	$124,027	$—

Liabilities:
Interest rate swap agreements	$175	$—	$175	$—
Total liabilities at fair value	$175	$—	$175	$—

Assets Measured at Fair Value on a Non-recurring Basis

Under certain circumstances, the Company makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a non-recurring basis in the financial statements:

Collateral Dependent Loans

In accordance with ASC 326, loans that do not share risk characteristics are evaluated on an individual basis. The Company designates individually evaluated loans on nonaccrual status as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk and loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. The measurement of loss associated with collateral dependent loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if an appraisal of the property is more than one-year-old and not solely based on observable market comparables, or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income. As of both March 31, 2026 and December 31, 2025, there were no collateral dependent loans evaluated for the allowance of credit losses on an individual basis.

Other Real Estate Owned (“OREO”)

OREO is carried at the lower of cost or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value using observable market data, the Company records the property as Level 2. When an appraised value using observable market data is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the property as Level 3 valuation. Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The Company had no OREO as of March 31, 2026 or December 31, 2025.

The following tables present the carrying value and estimated fair value, including the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2026 and December 31, 2025.

		Fair Value Measurements at March 31, 2026 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	March 31, 2026	(Level 1)	(Level 2)	(Level 3)	March 31, 2026
Assets:
Cash and cash equivalents	$150,193	$150,193	$—	$—	$150,193
Securities:
Available-for-sale	126,166	—	126,166	—	126,166
Held-to-maturity	87,598	—	76,669	—	76,669
Equity securities, at fair value	2,886	2,886	—	—	2,886
Restricted securities, at cost	7,717	—	7,717	—	7,717
Loans, net of allowance	1,953,760	—	—	1,898,126	1,898,126
Interest rate swap agreements	152	—	152	—	152
Accrued interest receivable	6,071	—	6,071	—	6,071
Liabilities:
Time deposits	$761,842	$—	$762,755	$—	$762,755
Other deposits	1,225,886	1,225,886	—	—	1,225,886
Federal Home Loan Bank advances	56,000	—	56,138	—	56,138
Subordinated debt	24,896	—	—	22,972	22,972
Interest rate swap agreements	152	—	152	—	152
Accrued interest payable	1,988	—	1,988	—	1,988

		Fair Value Measurements at December 31, 2025 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	December 31, 2025	(Level 1)	(Level 2)	(Level 3)	December 31, 2025
Assets:
Cash and cash equivalents	$129,974	$129,974	$—	$—	$129,974
Securities:
Available-for-sale	123,852	—	123,852	—	123,852
Held-to-maturity	88,421	—	77,575	—	77,575
Equity securities, at fair value	2,843	2,843	—	—	2,843
Restricted securities, at cost	7,644	—	7,644	—	7,644
Loans, net of allowance	1,955,555	—	—	1,889,187	1,889,187
Interest rate swap agreements	175	—	175	—	175
Accrued interest receivable	5,890	—	5,890	—	5,890
Liabilities:
Time deposits	$759,546	$—	$762,056	$—	$762,056
Other deposits	1,212,739	1,212,739	—	—	1,212,739
Federal Home Loan Bank advances	56,000	—	55,922	—	55,922
Subordinated debt	24,875	—	—	23,142	23,142
Interest rate swap agreements	175	—	175	—	175
Accrued interest payable	2,124	—	2,124	—	2,124

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

The following table summarizes the computation of earnings per share for the three months ended March 31, 2026 and 2025.

	Three months ended
	March 31,
	2026	2025
Earnings per common share - basic:
Income available to common shareholders (in thousands):
Net income	$6,101	$4,810
Less: Income attributable to unvested restricted stock awards	(29)	(18)
Net income available to common shareholders	$6,072	$4,792

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,193,373	14,275,608
Less: Unvested restricted stock	(67,724)	(52,604)
Weighted-average common shares outstanding - basic	14,125,649	14,223,004

Earnings per common share - basic	$0.43	$0.34

Earnings per common share - diluted:
Income available to common shareholders (in thousands):
Net income	$6,101	$4,810
Less: Income attributable to unvested restricted stock awards	(29)	(18)
Net income available to common shareholders	$6,072	$4,792

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,193,373	14,275,608
Less: Unvested restricted stock	(67,724)	(52,604)
Plus: Effect of dilutive options	—	18,068
Weighted-average common shares outstanding - diluted	14,125,649	14,241,072

Earnings per common share - diluted	$0.43	$0.34

The Company had no outstanding stock options during the three months ended March 31, 2026. All stock options outstanding during the three months ended March 31, 2025 were included in computing diluted earnings per share for the three months ended March 31, 2025, as none had anti-dilutive effects.

Note 10— Stock Based Compensation Plan

The Company’s share-based compensation plan, approved by stockholders on June 17, 2025 (“2025 Plan”), provides for the grant of share-based awards in the form of incentive stock options, non-incentive stock options, restricted stock awards and restricted stock units to directors and employees. The Company reserved 425,000 shares of voting common stock for issuance under the 2025 Plan, of which 381,863 was available for grant in future periods as of March 31, 2026. Stock options to be granted under the 2025 Plan typically vest over five years and expire 10 years from the grant date. Under the 2025 Plan, the exercise price of options may not be less than 100% of fair market value at the grant date with a maximum term for an option award of 10 years from the grant date. The Company’s

Compensation Committee administers the 2025 Plan and has the authority to determine the terms and conditions of each award thereunder.

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

There were no options granted during the three months ended March 31, 2026 and March 31, 2025. The Company had no outstanding options as of March 31, 2026.

The Company did not record any share-based compensation expense applicable to the Company’s share-based compensation plans for stock options during the three months ended March 31, 2026 and March 31, 2025.

The table below provides a summary of the restricted stock award activity for the three months ended March 31, 2026.

	March 31, 2026
		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at January 1, 2026	68,547	$21.28
Granted	1,250	19.72
Vested	(1,590)	15.72
Forfeited	—	—
Nonvested at March 31, 2026	68,207	21.38

Compensation expense for restricted stock grants is recognized over the vesting period of the awards based on the fair value of the Company’s voting common stock at issue date. The fair value of the stock was determined using the closing stock price on the day of grant. The restricted stock grants vest over two to five years. The Company awarded restricted stock grants for 1,250 shares of common stock during the three months ended March 31, 2025.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $141 thousand and $118 thousand for the three months ended March 31, 2026 and March 31, 2025, respectively. The total fair value of the shares, which vested during the three months ended March 31, 2026 and March 31, 2025, was $32 thousand and $50 thousand, respectively.

Unrecognized share-based compensation expense related to nonvested restricted stock grants amounted to $1.3 million as of March 31, 2026. This amount is expected to be recognized over a weighted-average period of 2.00 years.

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

The Bank is subject to capital adequacy standards adopted by the Federal Reserve, including the capital rules that implemented the Basel III regulatory capital reforms developed by the Basel Committee on Banking Supervision. Failure to meet minimum capital requirements can initiate certain mandatory – possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that the Bank met all capital adequacy requirements to which it was subject as of March 31, 2026 and December 31, 2025.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, common equity Tier 1 to risk-weighted assets, and Tier 1 capital to average assets.

In addition to the minimum regulatory capital required for capital adequacy purposes, the Bank is required to maintain a minimum capital conservation buffer above those minimums in the form of common equity. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. The capital conservation buffer was 2.5% at March 31, 2026, and is applicable for the common equity Tier 1, Tier 1, and total capital ratios.

As of March 31, 2026, the most recent notification from the Federal Reserve Bank of Richmond (“Federal Reserve Bank”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institution must maintain minimum total risk-based, common equity Tier 1, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The table below provides a summary of the Bank’s capital ratios as of March 31, 2026 and December 31, 2025.

					Minimum To Be Well
			Minimum		Capitalized Under Prompt
			Capital Requirement(1)		Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2026
Total capital (to risk weighted assets)	$316,016	16.5%	$201,299	10.5%	$191,714	10.0%
Tier 1 capital (to risk weighted assets)	294,832	15.4%	162,956	8.5%	153,371	8.0%
Common equity tier 1 capital (to risk weighted assets)	294,832	15.4%	134,199	7.0%	124,614	6.5%
Tier 1 capital (to average assets)	294,832	12.6%	93,591	4.0%	116,988	5.0%

As of December 31, 2025
Total capital (to risk weighted assets)	$311,288	16.3%	$201,106	10.5%	$191,529	10.0%
Tier 1 capital (to risk weighted assets)	290,735	15.2%	162,800	8.5%	153,224	8.0%
Common equity tier 1 capital (to risk weighted assets)	290,735	15.2%	134,071	7.0%	124,494	6.5%
Tier 1 capital (to average assets)	290,735	12.5%	93,144	4.0%	116,430	5.0%

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

The following table shows the components of non-interest income for the three months ended March 31, 2026 and 2025.

	Three months ended
	March 31,
(Dollars in thousands)	2026	2025
Service charges on deposit accounts (1)
Overdrawn account fees	$14	$18
Account service fees	71	64
Other service charges and fees (1)
Interchange income	72	80
Other charges and fees	66	73
Net gain (loss) on premises and equipment (1)	—	(3)
Insurance commissions (1)	64	213
Gain on sale of government guaranteed loans	6	36
Non-qualified deferred compensation plan asset (losses) gains, net	(13)	24
Other operating income (2)	4	—
Total non-interest income	$284	$505
(1)	Income within the scope of ASC 606.
(2)

Includes other operating income within the scope of ASC 606 amounting to $4 thousand and $0 thousand for the three months ended March 31, 2026 and March 31, 2025, respectively. Includes no other operating income related to swap fee income on a back-to-back loan swaps for both the three months ended March 31, 2026 and March 31, 2025, respectively, which is outside the scope of ASC 606.

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

Note 13— Other Operating Expenses

The following table shows the components of other operating expenses for the three months ended March 31, 2026 and March 31, 2025.

	Three months ended
	March 31,
(Dollars in thousands)	2026	2025
Advertising expense	$124	$162
Data processing	595	589
FDIC insurance	276	247
Professional fees	254	221
State franchise tax	666	597
Director costs	179	169
Other operating expenses	456	441
Total other operating expenses	$2,550	$2,426

Note 14— Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax for the three months ended March 31, 2026 and March 31, 2025.

	March 31, 2026
		Unrealized Gains on
		Securities Transferred from
	Unrealized Loss on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Loss
Beginning balance, January 1, 2026	$(7,166)	$51	$(7,115)
Net change during the period	(403)	(7)	(410)
Ending Balance, March 31, 2026	$(7,569)	$44	$(7,525)

	March 31, 2025
		Unrealized Gains on
		Securities Transferred from
	Unrealized Loss on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Loss
Beginning balance, January 1, 2025	$(10,732)	$80	$(10,652)
Net change during the period	1,404	(7)	1,397
Ending Balance, March 31, 2025	$(9,328)	$73	$(9,255)

The Company did not have any items reclassified out of accumulated other comprehensive income (loss) to net income during the three months ended March 31, 2026 and 2025.

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

Use of Non-GAAP Financial Measures

This discussion and analysis contains financial information determined by methods other than in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Management believes that the supplemental non-GAAP information provides a better comparison of period-to-period operating performance. Additionally, the Company believes this information is utilized by regulators and market analysts to evaluate a company’s financial condition and therefore, such information is useful to investors. The non-GAAP measure used in this report is tax-equivalent net interest income.

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

Cautionary Note on Forward-Looking Statements

In addition to historical information, this Form 10-Q of John Marshall Bancorp, Inc. (the “Company”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. These forward-looking statements are based on our beliefs and assumptions and on the information available to us at the time that these disclosures were prepared, and involve known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Should any known or unknown risks and uncertainties develop into actual events, those developments could have material adverse effects on our business, financial condition and results of operations. Factors that could have an adverse effect on the operations of the Company and its wholly-owned subsidiary, John Marshall Bank (the “Bank”), include, but are not limited to, the following:

•	the concentration of our business in the Washington, D.C. metropolitan area and the effect of changes in the economic, political and environmental conditions on this market, including shutdowns and potential reductions in spending by the U.S. Government, and related reductions in the federal workforce;
•	adequacy of our allowance for loan credit losses, allowance for unfunded commitments credit losses, and allowance for credit losses associated with our held-to-maturity and available-for-sale securities portfolios;
•	deterioration of our asset quality;
•	future performance of our loan portfolio with respect to recently originated loans;
•	the level of prepayments on loans and mortgage-backed securities;
•	liquidity, interest rate and operational risks associated with our business;
•	changes in our financial condition or results of operations that reduce capital;
•	our ability to maintain existing deposit relationships or attract new deposit relationships;
•	changes in consumer spending, borrowing and savings habits;
•	inflation and changes in interest rates that may reduce our margins or reduce the fair value of financial instruments;
•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•	additional risks related to new lines of business, products, product enhancements or services;
•	increased competition with other financial institutions and fintech companies;
•	adverse changes in the securities markets;
•	changes in the financial condition or future prospects of issuers of securities that we own;

•	our ability to maintain an effective risk management framework;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory structure and in regulatory fees and capital requirements;
•	compliance with legislative or regulatory requirements;
•	results of examination of us by our regulators, including the possibility that our regulators may require us to increase our allowance for credit losses or to write-down assets or take similar actions;
•	potential claims, damages, and fines related to litigation or government actions;
•	the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;
•	geopolitical conditions, including trade restrictions and tariffs, and acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to trade restrictions and tariffs, and acts or threats of terrorism and/or military conflicts, negatively impacting business and economic conditions in the U.S. and abroad;
•	the effects of weather-related or natural disasters, which may negatively affect our operations and/or our loan portfolio and increase our cost of conducting business;
•	public health events (such as the COVID-19 pandemic) and governmental and societal responses thereto;
•	technological risks and developments, and cyber threats, attacks, or events;
•	changes in accounting policies and practices;
•	our ability to successfully capitalize on growth opportunities;
•	our ability to retain key employees;
•	deteriorating economic conditions, either nationally or in our market area, including higher unemployment and lower real estate values;
•	implications of our status as a smaller reporting company and as an emerging growth company; and
•	other factors discussed in Item 1A. Risk Factors in the Company’s 2025 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2026.

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

As of March 31, 2026, the Company had total consolidated assets of $2.35 billion, total loans net of unearned income of $1.97 billion, total deposits of $1.99 billion and total shareholders’ equity of $268.1 million.

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

Our most significant accounting policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to our audited financial statements for the year ended December 31, 2025, included in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on March 13, 2026.

Selected Financial Data

The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of March 31, 2026 and 2025 and the selected income statement data for the three months ended March 31, 2026 and March 31, 2025 have been derived from our consolidated financial statements.

As of or for the Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2026	March 31, 2025
Balance Sheet Data:
Loans, net of unearned income	$1,973,743	$1,870,472
Allowance for loan credit losses	19,983	18,826
Total assets	2,352,350	2,272,432
Deposits	1,987,728	1,922,175
Shareholders’ equity	268,147	252,958
Asset Quality Data:
Net recoveries to average total loans, net of unearned income	0.01%	0.00%
Allowance for loan credit losses to nonperforming assets	20.3	x	N/M
Allowance for loan credit losses to total gross loans net of unearned income	1.01%	1.01%
Non-performing assets to total assets	0.04%	0.00%
Non-performing loans to total loans	0.05%	0.00%
Capital Ratios (Bank level):
Equity-to-total assets ratio	12.2%	11.9%
Total risk-based capital ratio	16.5%	16.5%
Tier 1 risk-based capital ratio	15.4%	15.4%
Common equity tier 1 ratio	15.4%	15.4%
Leverage ratio	12.6%	12.6%
Income Statement Data:
Interest and dividend income	$29,082	$27,305
Interest expense	12,573	13,208
Net interest income	$16,509	$14,097
Provision for credit losses	23	170
Non-interest income	284	505
Non-interest expense	8,923	8,248
Income before taxes	$7,847	$6,184
Income tax expense	1,746	1,374
Net income	$6,101	$4,810
Per Share Data and Shares Outstanding:
Weighted average common shares (basic)	14,125,649	14,223,046
Weighted average common shares (diluted)	14,125,649	14,241,114
Common shares outstanding	14,112,259	14,275,885
Earnings per share, basic	$0.43	$0.34
Earnings per share, diluted	$0.43	$0.34
Book value per share	$19.00	$17.72
Performance Ratios:
Return on average assets ("ROAA") (1)	1.06%	0.87%
Return on average equity ("ROAE") (2)	9.19%	7.76%
Net interest margin	2.87%	2.58%
Non-interest expense to average assets(3)	1.54%	1.50%
Efficiency ratio(4)	53.1%	56.5%

N/M – Not meaningful

(1)	ROAA is calculated by dividing year-to-date net income annualized by year-to-date average assets.
(2)	ROAE is calculated by dividing year-to-date net income annualized by year-to-date average equity.
(3)	Non-interest expense to average assets is calculated by dividing year-to-date annualized non-interest expense by year-to-date average assets.
(4)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

Results of Operations – Three Months Ended March 31, 2026 and March 31, 2025

Overview

The Company reported net income of $6.1 million for the three months ended March 31, 2026, an increase of $1.3 million or 26.8% when compared to $4.8 million for the three months ended March 31, 2025. Diluted earnings per common share were $0.43 for the three months ended March 31, 2026, compared to diluted earnings per common share of $0.34 for the three months ended March 31, 2025, an increase of 26.5%.

Net interest income for the three months ended March 31, 2026 increased $2.4 million or 17.1% to $16.5 million compared to $14.1 million for the three months ended March 31, 2025, driven primarily by the lower cost of interest-bearing deposits coupled with higher average balances and yields of loans. During the same period, interest income increased $1.8 million or 6.5%, driven by higher interest income on loans, while interest expense declined by $0.6 million or 4.8%, predominantly due to lower interest expense on time deposits, interest-bearing demand deposits, and money market accounts. The annualized net interest margin for the three months ended March 31, 2026 was 2.87% as compared to 2.58% for the same period in 2025.

The Company recorded a $23 thousand provision for credit losses for the three months ended March 31, 2026 compared to a provision for credit losses of $170 thousand for the three months ended March 31, 2025. Additional discussion of the provision for credit losses is included below under the heading Provision for Credit Losses.

Non-interest income decreased $221 thousand during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was primarily attributable to a $149 thousand decrease in insurance commissions, in combination with a $37 thousand decrease in mark-to-market adjustments on investments related to the Company’s nonqualified deferred compensation (“NQDC”) plan and a $30 thousand decline in gains recorded on sales of the guaranteed portions of the SBA 7(a) loans.

Non-interest expense increased $0.7 million or 8.2% during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to a $522 thousand or 10.2% increase in salaries and employee benefits, as a result of increases in employee headcount coupled with annual salary merit increases. Other expenses grew $124 thousand due to a combination of higher state franchise taxes and Federal Deposit Insurance Corporation (“FDIC”) insurance, due to higher assessment bases, partially offset by lower marketing expense.

The ROAA for the three months ended March 31, 2026 and March 31, 2025 were 1.06% and 0.87%, respectively. The ROAE for the three months ended March 31, 2026 and March 31, 2025 were 9.19% and 7.76%, respectively.

Net Interest Income and Net Interest Margin

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the three months ended March 31, 2026 and March 31, 2025.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

	For the Three Months Ended			For the Three Months Ended
	March 31, 2026			March 31, 2025
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$224,526	$1,281	2.31%	$230,100	$1,155	2.04%
Tax-exempt(1)	1,378	11	3.24%	1,379	11	3.24%
Total securities	$225,904	$1,292	2.32%	$231,479	$1,166	2.04%
Loans, net of unearned income(2):
Taxable	1,953,760	26,403	5.48%	1,851,627	24,679	5.41%
Tax-exempt(1)	20,405	232	4.61%	16,676	162	3.94%
Total loans, net of unearned income	$1,974,165	$26,635	5.47%	$1,868,303	$24,841	5.39%
Interest-bearing deposits in other banks	$131,744	$1,206	3.71%	$120,948	$1,334	4.47%
Total interest-earning assets	$2,331,813	$29,133	5.07%	$2,220,730	$27,341	4.99%
Total non-interest earning assets	11,644			13,031
Total assets	$2,343,457			$2,233,761
Liabilities & Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$371,418	$1,926	2.10%	$357,206	2,127	2.41%
Money market accounts	374,848	2,183	2.36%	339,248	2,281	2.73%
Savings accounts	34,972	69	0.80%	43,062	104	0.98%
Time deposits	756,391	7,495	4.02%	720,658	7,788	4.38%
Total interest-bearing deposits	$1,537,629	$11,673	3.08%	$1,460,174	$12,300	3.42%
Federal funds purchased	1	—	N/M	—	—	N/M
Subordinated debt	24,883	349	5.69%	24,799	349	5.71%
Federal Home Loan Bank advances	55,834	551	4.00%	56,001	559	4.05%
Total interest-bearing liabilities	$1,618,347	$12,573	3.15%	$1,540,974	$13,208	3.48%
Demand deposits	439,692			424,795
Other liabilities	16,091			16,433
Total liabilities	$2,074,130			$1,982,202
Shareholders’ equity	$269,327			$251,559
Total liabilities and shareholders’ equity	$2,343,457			$2,233,761
Tax-equivalent net interest income and spread (Non-GAAP)(1)		$16,560	1.92%		$14,133	1.51%
Less: tax-equivalent adjustment		51			36
Net interest income and spread (GAAP)		$16,509	1.91%		$14,097	1.51%

Interest income/earnings assets			5.06%			4.99%
Interest expense/earning assets			2.19%			2.41%
Net interest margin			2.87%			2.58%

N/M – Not meaningful

(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)	Non-accrual loans are included in the average balances.

Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The following table, “Tax-Equivalent Net Interest Income,” reconciles net interest income to tax-equivalent net interest income, which is a non-GAAP measure.

Tax-Equivalent Net Interest Income

	Three months ended
	March 31,
(Dollars in thousands)	2026	2025
GAAP Financial Measurements:
Interest Income - Loans	$26,586	$24,807
Interest Income - Securities and Other Interest-Earning Assets	2,496	2,498
Interest Expense - Deposits	11,673	12,300
Interest Expense - Borrowings	900	908
Total Net Interest Income (GAAP)	$16,509	$14,097

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	49	34
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	2	2
Total Tax Benefit on Tax-Exempt Interest Income (1)	$51	$36
Tax-Equivalent Net Interest Income (Non-GAAP)	$16,560	$14,133

(1) Tax benefit was calculated using the federal statutory tax rate of 21%.

Tax-equivalent net interest income increased $2.4 million or 17.2% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, driven primarily by higher average balances and yields of the loan portfolio coupled with the lower rates on interest-bearing deposits.

The net interest margin was 2.87% for the three months ended March 31, 2026, compared to 2.58% for the three months ended March 31, 2025. The 29 basis point increase in net interest margin was primarily due to a 34 basis point reduction in rates on interest-bearing deposits and an eight basis point increase in yields on the Company’s loans. In addition, average loans increased $105.9 million between the three months ended March 31, 2025 and the three months ended March 31, 2026, which was primarily attributable to origination volume in the construction and development, and residential mortgage loan portfolios subsequent to March 31, 2025.

The loan portfolio’s yield for the three months ended March 31, 2026 was 5.47% compared to 5.39% for the three months ended March 31, 2025. The increase of eight basis points was primarily attributable to increase in yield on the Company’s residential mortgage portfolio along with higher average loan balances.

The yield on interest-bearing deposits due from banks for the three months ended March 31, 2026 was 3.71% compared to 4.47% for the three months ended March 31, 2025. The decrease of 76 basis points was directly attributable to three fed funds rate cuts totaling 75 basis points over the preceding twelve months.

The cost of interest-bearing liabilities was 3.15% for the three months ended March 31, 2026 compared to 3.48% for the three months ended March 31, 2025. Rates declined across all deposit categories, most notably in money market accounts, time deposits and interest-bearing demand deposits, which declined by 37 basis points, 36 basis points, and 31 basis points, respectively.

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

Rate/Volume Analysis

	For the Three Months Ended March 31,
	2026 and 2025
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$(32)	$158	$126
Tax-exempt(1)	—	—	—
Total securities	$(32)	$158	$126
Loans, net of unearned income:
Taxable	1,380	344	1,724
Tax-exempt(1)	42	28	70
Total loans, net of unearned income	$1,422	$372	$1,794
Interest-bearing deposits in other banks	$97	$(225)	$(128)
Total interest-earning assets	$1,487	$305	$1,792
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$30	$(231)	$(201)
Money market accounts	191	(289)	(98)
Savings accounts	(16)	(19)	(35)
Time deposits	352	(645)	(293)
Total interest-bearing deposits	$557	$(1,184)	$(627)
Federal funds purchased	—	—	—
Subordinated debt	—	—	—
Federal Reserve Bank borrowings	—	—	—
Federal Home Loan Bank advances	(2)	(6)	(8)
Total interest-bearing liabilities	$555	$(1,190)	$(635)
Change in tax-equivalent net interest income (Non-GAAP)	$932	$1,495	$2,427

(1) Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

Interest Income

Interest income increased $1.8 million or 6.6% to $29.1 million on a fully tax-equivalent basis for the three months ended March 31, 2026 compared to $27.3 million for the three months ended March 31, 2025, driven primarily by higher average balances and yields on the Company’s loan portfolio.

Fully tax-equivalent interest income on loans increased $1.8 million or 7.2% as a result of volume and rates increases. Average loans increased $105.9 million between the three months ended March 31, 2025 and the three months ended March 31, 2026, which was primarily attributable to origination volume in the construction and development and residential mortgage loan portfolios subsequent to March 31, 2025.

Fully tax-equivalent interest income on investment securities increased $126 thousand or 10.8% primarily as a result of an increase in rates. The yield on investment securities increased to 2.32% at March 31, 2026 from 2.04% at March 31, 2025.

Interest income on interest-bearing deposits in other banks decreased $128 thousand as a result of a decrease in rates, partially offset by an increase in volume.  The yield on interest-bearing deposits in other banks decreased from 4.47% to 3.71%, while average balances increased $10.8 million from $120.9 million to $131.7 million between March 31, 2025 and March 31, 2026.

Interest Expense

Interest expense decreased $635 thousand to $12.6 million for the three months ended March 31, 2026 compared to $13.2 million for the three months ended March 31, 2025, primarily due to a decrease in rates on interest-bearing deposits, partially offset by an increase in volume of interest-bearing deposits. The decrease in rates on deposits was mainly a result of the repricing of the Company’s deposit accounts in conjunction with the decrease in federal funds benchmark interest rates that took place starting in September of 2025.

Provision for Credit Losses

The Company recorded a $23 thousand provision for credit losses for the three months ended March 31, 2026 compared to a provision for credit losses of $170 thousand for the three months ended March 31, 2025. The provision for credit losses for the three months ended March 31, 2026 that is directly attributable to the funded loan portfolio was $143 thousand, while provision for credit losses on unfunded loan commitments was a recovery of $120 thousand.

The provision for credit losses on funded loans during the most recent quarter reflected the change in the Company’s loan portfolio mix quarter-over-quarter along with the updated forecasted economic variables utilized in the quantitative portion of the allowance calculation. Recovery of the provision for credit losses on unfunded loan commitments was due to lower amount of available loan commitments at March 31, 2026 as compared to December 31, 2025.

See “Asset Quality” section below for additional information on the credit quality of the loan portfolio.

Non-interest Income

The following table summarizes non-interest income for the three months ended March 31, 2026 and March 31, 2025.

	Three months ended
	March 31,
(Dollars in thousands)	2026	2025	$ Change	% Change
Service charges on deposit accounts
Overdrawn account fees	$14	$18	$(4)	(22.2)%
Account service fees	71	64	7	10.9%
Other service charges and fees
Interchange income	72	80	(8)	(10.0)%
Other charges and fees	66	73	(7)	(9.6)%
Net losses on premises and equipment	—	(3)	3	N/M
Insurance commissions	64	213	(149)	(70.0)%
Gain on sale of government guaranteed loans	6	36	(30)	(83.3)%
Non-qualified deferred compensation plan asset gains/ (losses), net	(13)	24	(37)	N/M
Other operating income	4	—	4	N/M
Total non-interest income	$284	$505	$(221)	(43.8)%

N/M – Not meaningful

Non-interest income was $284 thousand for the three months ended March 31, 2026 compared to $505 thousand for the same period in the prior year.  The $221 thousand decrease in non-interest income was primarily attributable to a $149 thousand decrease in insurance commissions, in combination with a $37 thousand decrease in mark-to-market adjustments on investments related to the Company’s NQDC plan and a $30 thousand decline in gains recorded on sales of the guaranteed portions of the SBA 7(a) loans.

Non-interest Expense

The following table summarizes non-interest expense for the three months ended March 31, 2026 and March 31, 2025.

	Three months ended
	March 31,
(Dollars in thousands)	2026	2025	$ Change	% Change
Salaries and employee benefits expense	$5,621	$5,099	$522	10.2%
Occupancy expense of premises	406	407	(1)	(0.2)%
Furniture and equipment expenses	346	316	30	9.5%
Advertising expense	124	162	(38)	(23.5)%
Data processing	595	589	6	1.0%
FDIC insurance	276	247	29	12%
Professional fees	254	221	33	14.9%
State franchise tax	666	597	69	11.6%
Bank insurance	63	59	4	6.8%
Vendor services	151	164	(13)	(7.9)%
Supplies, printing, and postage	19	23	(4)	(17.4)%
Director costs	179	169	10	5.9%
Other operating expenses	223	195	28	14.4%
Total non-interest expense	$8,923	$8,248	$675	8.2%

Non-interest expense increased $675 thousand or 8.2% during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily as a result of an increase in salaries and employee benefits expense, which was mainly related to increases in headcount within the Bank during the preceding twelve months and an annual salary merit increase in combination with lower direct loan origination costs when compared to the same period of the prior year. Salaries and employee benefit expense is reduced to account for the portion of salary costs incurred to originate a loan and is subsequently amortized into interest income to match the costs incurred with the economic benefit derived from originating a loan.  State franchise taxes and FDIC insurance increased by $69 thousand and $29 thousand, respectively, due to higher assessment bases mainly a result of the growth of the Company’s assets and shareholder’s equity during the period.

Income Taxes

Income tax expense increased $372 thousand to $1.7 million for the three months ended March 31, 2026 compared to $1.4 million for the three months ended March 31, 2025. Our effective tax rate for the three months ended March 31, 2026 was 22.3% compared to 22.2% for the same period ended March 31, 2025.

Discussion and Analysis of Financial Condition

Assets, Liabilities, and Shareholders’ Equity

The Company’s total assets increased $19.8 million or 0.8% to $2.35 billion at March 31, 2026 compared to $2.33 billion at December 31, 2025. The increase in total assets was predominantly attributable to an increase in the Company’s interest-bearing deposits in banks, which grew by $17.6 million or 14.2%. All other asset categories, including the Company’s loan portfolio, stayed relatively unchanged since December 31, 2025.

The Company’s total liabilities increased $17.3 million or 0.8% to $2.08 billion at March 31, 2026 compared to $2.07 billion at December 31, 2025. The increase in total liabilities was almost entirely due to a $15.4 million or 0.8% increase in total deposits, predominantly driven by a $25.5 million or 5.9% increase in non-interest bearing deposits.

Shareholders’ equity increased $2.5 million or 0.9% to $268.1 million at March 31, 2026 compared to $265.6 million at December 31, 2025. The increase in shareholders’ equity was primarily attributable to net income earned during the current year, partially offset by cash dividends paid and a reduction of additional paid-in capital due to the Company’s share repurchases during the three months ended March 31, 2026. Book value per share was $19.00 as of March 31, 2026 compared to $18.69 as of December 31, 2025, an increase of 1.7%. During the three months ended March 31, 2026, the Company repurchased 103,507 shares of its common stock at a weighted average price of $19.69.

Investment Securities

The Company maintains a primarily fixed income investment securities portfolio that had a total carrying value of $213.8 million at March 31, 2026 and $212.3 million at December 31, 2025. The investment portfolio provides liquidity, interest income, credit risk diversification, means to manage interest rate sensitivity and collateral for secured public funds and secured credit lines. Investment securities are classified as available-for-sale or held-to-maturity based on management’s investment strategy and management’s assessment of the intent and ability to hold the securities until maturity. Investment securities that we may sell prior to maturity in response to changes in management’s investment strategy, liquidity needs, interest rate risk profile or for other reasons are classified as available-for-sale. The Company also had restricted stock and equity securities within its investment securities portfolio with total carrying values of $7.7 million and $2.9 million, respectively, at March 31, 2026 compared to $7.6 million and $2.8 million, respectively, at December 31, 2025.

The Company purchased seven agency mortgage-backed fixed income securities, designated as available-for-sale, with the total carrying amount of $15.0 million and a weighted average purchase yield of 4.08% during the three months ended March 31, 2026. The Company did not sell any fixed income investment securities during the three months ended March 31, 2026. The Company had $13.1 million in maturities and principal repayments on securities during the three months ended March 31, 2026, which were comprised of $5.7 million of U.S. agency mortgage-backed securities, $4.3 million of U.S. Treasuries, $2.0 million of U.S. government and federal agencies securities and $1.1 million of U.S. agency collateralized mortgage obligation securities.

The following table summarizes the amortized cost and fair value of the Company’s fixed income investment portfolio as of March 31, 2026 and December 31, 2025, respectively.

	March 31, 2026		December 31, 2025
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Held-to-maturity
U.S. Treasuries	$6,003	$5,693	$6,002	$5,694
U.S. government and federal agencies	35,305	32,279	35,314	32,380
U.S. agency collateralized mortgage obligations	15,807	12,718	16,163	13,157
Taxable municipal	6,020	5,300	6,024	5,270
U.S. agency mortgage-backed	24,463	20,679	24,918	21,074
Total Held-to-maturity Securities	$87,598	$76,669	$88,421	$77,575
Available-for-sale
U.S. Treasuries	$8,999	$8,957	$13,244	$13,132
U.S. government and federal agencies	4,986	4,814	6,976	6,820
Corporate bonds	3,000	2,823	3,000	2,820
U.S. agency collateralized mortgage obligations	30,261	24,772	31,019	25,693
Tax-exempt municipal	1,378	1,203	1,378	1,236
U.S. agency mortgage-backed	87,122	83,597	77,306	74,151
Total Available-for-sale Securities	$135,746	$126,166	$132,923	$123,852

In the prevailing rate environments as of both March 31, 2026 and December 31, 2025, the Company’s fixed income investment portfolio had an estimated weighted average remaining life of approximately 3.9 years. The available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 3.2 years and 3.1 years at March 31, 2026 and December 31, 2025, respectively. The held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 4.9 years and 5.2 years as of March 31, 2026 and December 31, 2025, respectively.

The following table summarizes the maturity composition of our fixed income investment securities as of March 31, 2026, including the weighted average yield of each maturity band. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

	March 31, 2026
	Amortized	Fair	Weighted-Average
(Dollars in thousands)	Cost	Value	Yield
Held-to-maturity
Due in one year or less	$—	$—	—
Due after one year through five years	41,920	38,919	1.28%
Due after five years through ten years	8,015	6,886	2.02%
Due after ten years	37,663	30,864	1.44%
Total Held-to-maturity Securities	$87,598	$76,669	1.42%
Available-for-sale
Due in one year or less	$10,999	$10,954	1.30%
Due after one year through five years	26,630	25,847	2.74%
Due after five years through ten years	46,277	45,152	3.70%
Due after ten years	51,840	44,213	1.93%
Total Available-for-sale Securities	$135,746	$126,166	2.64%

Loan Portfolio

Gross loans, net of unearned income, decreased $1.6 million to $1.97 billion as of March 31, 2026 compared to $1.98 billion as of December 31, 2025. The decrease in loans from December 31, 2025, was primarily attributable to a decline in residential real estate loans, partially offset by a growth in construction and development loans. The Company continues to maintain its disciplined underwriting standards while prudently pursuing loan growth opportunities that provide acceptable risk-adjusted returns.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial	$1,176,929	59.78%	$1,173,617	59.57%
Construction and land development	228,591	11.61%	222,659	11.30%
Residential	513,650	26.09%	522,990	26.54%
Commercial - Non Real Estate:
Commercial loans	48,905	2.48%	49,967	2.54%
Consumer - Non-Real Estate:
Consumer loans	760	0.04%	1,043	0.05%
Total Gross Loans	$1,968,835	100.00%	$1,970,276	100.00%
Allowance for loan credit losses	(19,983)		(19,805)
Net deferred loan costs	4,908		5,084
Total net loans	$1,953,760		$1,955,555

Asset Quality

The Company maintains policies and procedures to promote sound underwriting and to mitigate credit risk. The Chief Credit Officer is responsible for establishing credit risk policies and procedures, including underwriting and hold guidelines and credit approval authority, and monitoring credit exposure and performance of the Company’s lending-related transactions.

The Company’s asset quality remained strong during the quarter ended March 31, 2026. The Company recorded no charge-offs during the period and had no other real estate owned assets as of March 31, 2026. During the most recent quarter, management placed one SBA 7(a) loan in the total amount of $984 thousand on non-accrual status, representing the Company’s only non-accrual loan as of March 31, 2026. As a result, the Company reversed uncollected accrued interest receivable in the total amount of $9 thousand. The entire outstanding loan amount is fully guaranteed by the SBA. This is the only non-accrual loan since the third quarter of 2019. The Company charged-off the unguaranteed portion of the loan in the total amount of $361 thousand during the fourth quarter of 2025. The Company has submitted the guaranty purchase to the SBA and expects to receive the full guarantee payment. The Company did not have any nonaccrual loans as of December 31, 2025. A loan is placed on nonaccrual status when (i) the Company is advised by the borrower that scheduled principal or interest payments cannot be met, (ii) when management’s best judgment indicates that payment in full of principal and interest can no longer be expected, or (iii) when any such loan or obligation becomes delinquent for 90 days, unless it is both well-secured and in the process of collection.

The following table summarizes the Company’s asset quality as of March 31, 2026 and December 31, 2025.

(Dollars in thousands)	March 31, 2026		December 31, 2025
Nonaccrual loans	$984		$—
Loans past due 90 days and accruing interest	—		1,084
Other real estate owned and repossessed assets	—		—
Total nonperforming assets	$984		$1,084

Allowance for loan credit losses to nonperforming assets	20.3	x	18.3	x
Nonaccrual loans to total loans	0.05%		0.00%
Nonperforming loans to total loans	0.05%		0.05%

Allowance for Loan Credit Losses

Refer to the discussion in Note 1 of the audited financial statements and notes for the year ended December 31, 2025 contained in the Company’s 2025 Annual Report on Form 10-K for management’s approach to estimating the allowance for loan credit losses.

The Company recorded $35 thousand of net recoveries during the three months ended March 31, 2026 and had no net charge-offs or recoveries during the three months ended March 31, 2025. At March 31, 2026, the allowance for loan credit losses was $20.0 million or 1.01% of outstanding loans, net of unearned income, compared to $19.8 million or 1.00% of outstanding loans, net of unearned income, at December 31, 2025. Management continues to assess credit risk exposure and monitor macroeconomic indicators that may impact borrower behavior and repayment capacity. Management believes the current allowance for credit losses is appropriate given the composition and performance of the loan portfolio.

The following table summarizes the Company’s loan loss experience by loan portfolio for the three months ended March 31, 2026 and March 31, 2025.

	Three Months Ended
	March 31, 2026			March 31, 2025
	Net	Net		Net	Net
	(charge-offs)	(charge-off)		(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)		recoveries	recovery rate (1)
Real estate loans:
Commercial	$—	—		$—	—
Construction and land development	—	—		—	—
Residential	—	—		—	—
Commercial loans	35	0.30%		—	—
Consumer loans	—	—		—	—
Total	$35			$—

Average loans outstanding during the period	$1,974,165			$1,868,303
Allowance coverage ratio (2)		1.01%			1.01%
Total net (charge-off) recovery rate (annualized)		0.01%			—%
Allowance to nonaccrual loans ratio(3)		20.3	x		N/M

N/M – Not meaningful

(1)	The net (charge-off) recovery rate is calculated by dividing annualized total net (charge-offs) recoveries during the period by average gross loans outstanding during the period.
(2)	The allowance coverage ratio is calculated by dividing the allowance for loan credit losses at the end of the period by gross loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan credit losses at the end of the period by nonaccrual loans at the end of the period.

The following tables summarize the allowance for loan credit losses by portfolio with a comparison of the percentage composition in relation to total allowance for loan credit losses and total loans as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan Credit	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$11,033	55.21%	59.78%
Construction and land development	3,073	15.38%	11.61%
Residential	5,292	26.48%	26.09%
Commercial - Non-Real Estate:
Commercial loans	581	2.91%	2.48%
Consumer - Non-Real Estate:
Consumer loans	4	0.02%	0.04%
Total	$19,983	100.00%	100.00%

	December 31, 2025
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan Credit	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$11,177	56.43%	59.57%
Construction and land development	3,014	15.22%	11.30%
Residential	5,018	25.34%	26.54%
Commercial - Non-Real Estate:
Commercial loans	564	2.85%	2.54%
Consumer - Non-Real Estate:
Consumer loans	32	0.16%	0.05%
Total	$19,805	100.00%	100.00%

Management believes that the allowance for loan credit losses is adequate to absorb lifetime expected credit losses inherent in the portfolio as of March 31, 2026. There can be no assurance, however, that adjustments to the provision for (recovery of) credit losses will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; or changes in the circumstances of particular borrowers are criteria that could change and make adjustments to the provision for (recovery of) credit losses necessary.

Deposits

Total deposits increased $15.4 million or 0.8% to $1.99 billion as of March 31, 2026 compared to $1.97 billion as of December 31, 2025.

Non-interest bearing demand deposits increased $25.5 million or 5.9% to $458.2 million as of March 31, 2026 compared to $432.7 million at December 31, 2025. Non-interest bearing demand deposits represented 23.1% and 21.9% of total deposits at March 31, 2026 and December 31, 2025, respectively.

Interest-bearing deposits, which include NOW accounts, regular savings accounts, money market accounts, and time deposits, decreased $10.0 million or 0.7% to $1.53 billion as of March 31, 2026 compared to $1.54 billion as of December 31, 2025. Interest-bearing deposits represented 76.9% and 78.1% of total deposits at March 31, 2026 and December 31, 2025, respectively.

The Company focuses on funding asset growth with deposit accounts, with an emphasis on core deposit growth, as its primary source of deposits. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, time deposits, reciprocal IntraFi Demand® deposits, reciprocal IntraFi Money Market® deposits and reciprocal IntraFi CD® deposits. Core deposits totaled $1.69 billion or 84.8% of total deposits and $1.67 billion or 84.7% of total deposits at March 31, 2026 and December 31, 2025, respectively.

The following table sets forth the average balances of deposits and the average interest rates paid for the three months ended March 31, 2026 and 2025.

	March 31, 2026		March 31, 2025
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$439,692		$424,795
Interest bearing:
NOW accounts	371,418	2.10%	357,206	2.41%
Money market accounts	374,848	2.36%	339,248	2.73%
Savings accounts	34,972	0.80%	43,062	0.98%
Time deposits	756,391	4.02%	720,658	4.38%
Total interest-bearing	1,537,629	3.08%	1,460,174	3.42%
Total	$1,977,321	2.39%	$1,884,969	2.65%

The following table sets forth the maturity ranges of certificates of deposit with balances of $250,000 or more as of March 31, 2026.

	March 31, 2026
(Dollars in thousands)	Total	Uninsured
Three months or less	$54,074	$36,574
Over three through 6 months	82,432	66,182
Over 6 through 12 months	84,473	76,973
Over 12 months	119,872	92,872
Total	$340,851	$272,601

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $887.3 million at March 31, 2026 and $853.4 million at December 31, 2025. Included in these amounts were $162.8 million and $161.8 million of public fund deposits that are collateralized as of March 31, 2026 and December 31, 2025, respectively. Deposits that were not insured or not collateralized represented 36.5% and 35.1% of total deposits at March 31, 2026 and December 31, 2025, respectively.

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

Shareholders’ equity increased $2.5 million or 0.9% to $268.1 million at March 31, 2026 compared to $265.6 million at December 31, 2025. During the three months ended March 31, 2026, the increase in shareholders’ equity was primarily attributable to a $4.8 million increase in retained earnings, partially offset by a $1.9 million decrease in additional paid-in capital due to the Company’s share repurchases coupled with a $0.4 million increase in accumulated other comprehensive loss on the Company’s available-for-sale securities. Book value per share was $19.00 as of March 31, 2026 compared to $18.69 as of December 31, 2025.

In August of 2025, the Company’s Board of Directors authorized the extension of the Company’s stock repurchase program that was originally adopted in August of 2021. Under the stock repurchase program, the Company may repurchase up to 700,000 shares of its common stock, par value of $0.01 per share, or approximately 5% of its outstanding shares of common stock. The stock repurchase program will expire on August 31, 2026, or earlier if all the authorized shares have been repurchased.  The Company repurchased 103,507 shares of its outstanding common stock under the program during the three months ended March 31, 2026.

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

In addition to the liquidity provided by balance sheet cash flows, the Company supplements its liquidity with additional sources such as secured borrowing credit lines with the FHLB and the Federal Reserve Bank. Specifically, the Company has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and commercial loans to the Federal Reserve Bank. Based on collateral pledged as of March 31, 2026, the remaining FHLB available borrowing capacity was $470.6 million. Additional borrowing capacity with the Federal Reserve Bank was approximately $157.5 million as of March 31, 2026.

During the first quarter of 2026, a $15.0 million FHLB advance, carrying an interest rate of 4.14%, matured and was replaced with the FHLB advance of the same principal amount at an interest rate of 3.61%. At March 31, 2026, the Company had three outstanding FHLB advances totaling $56.0 million with interest rates ranging from 3.61% to 3.98%.

Total liquidity, defined as cash and cash equivalents, unencumbered securities at fair value, and available secured borrowing capacity, was $881.0 million at March 31, 2026 compared to $827.0 million at December 31, 2025.

In addition to available secured borrowing capacity, the Company had available federal funds lines with correspondent banks of $110.0 million at March 31, 2026.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first fiscal quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of our operations, the Company and its subsidiary are parties to various claims and lawsuits. Currently, we are not party to any material legal proceedings, and no such proceedings are, to management’s knowledge, threatened against us.

Item 1A. Risk Factors

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in our 2025 Annual Report on Form 10-K, which we filed with the SEC on March 13, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Issuer purchases of Registered Equity Securities:

On August 18, 2021, the Company’s Board of Directors approved a share repurchase plan (the “Plan”) of up to 5% of outstanding common stock. As announced in a Current Report of Form 8-K filed with the SEC on August 19, 2025, the  Plan, which was set to expire on August 31, 2025, was extended to August 31, 2026. The first repurchase under the Plan occurred in May 2024. The following table reflects share repurchase activity during the three months ended March 31, 2026:

	Total Number of Shares Repurchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 2026	960	$20.14	960	560,397
February 2026	—	—	—	560,397
March 2026	102,547	19.69	102,547	457,850
	103,507	$19.69	103,507

(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)

During the fiscal quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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

101.0†

Interactive data files formatted in Inline eXtensible Business Reporting Language pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2026 (unaudited) and December 31, 2025, (ii) the Consolidated Statements of Income for the three months ended March 31, 2026 and March 31, 2025 (unaudited), (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and March 31, 2025  (unaudited), (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2026 and March 31, 2025 (unaudited), (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and March 31, 2025  (unaudited) and (vi) the Notes to the Consolidated Financial Statements.

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.0)

†Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2026

JOHN MARSHALL BANCORP, INC.

By:	/s/ Christopher W. Bergstrom
Name:	Christopher W. Bergstrom
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kent D. Carstater
Name:	Kent D. Carstater
Title:	Senior Executive Vice President, Chief Financial Officer
(Principal Financial Officer)