Form 10-Q
period 2026-06-30
John Marshall Bancorp, Inc.
filed 2026-08-07
CIK 1710482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 30, 2026, there were 14,112,134 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN MARSHALL BANCORP, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets		*
Cash and due from banks	$6,483	$6,492
Interest-bearing deposits in other banks	152,543	123,482
Total cash and cash equivalents	159,026	129,974
Securities available-for-sale, at fair value	126,873	123,852
Securities held-to-maturity at amortized cost, fair value of $75,734 and $77,575 as of June 30, 2026 and December 31, 2025, respectively	86,792	88,421
Restricted securities, at cost	7,721	7,644
Equity securities, at fair value	3,100	2,843
Loans, net of unearned income	2,014,939	1,975,360
Less: Allowance for loan credit losses	(20,196)	(19,805)
Loans, net	1,994,743	1,955,555
Bank premises and equipment, net	1,082	1,315
Accrued interest receivable	6,001	5,890
Right of use assets	4,024	4,551
Other assets	13,059	12,505
Total assets	$2,402,421	$2,332,550
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand deposits	$451,543	$432,733
Interest-bearing demand deposits	698,048	745,323
Savings deposits	31,758	34,683
Time deposits	811,636	759,546
Total deposits	1,992,985	1,972,285
Federal funds purchased	40,000	—
Federal Home Loan Bank advances	56,000	56,000
Subordinated debt	24,916	24,875
Accrued interest payable	2,055	2,124
Lease liabilities	4,265	4,819
Other liabilities	8,416	6,809
Total liabilities	$2,128,637	$2,066,912
Commitments and contingencies (Note 7)
Shareholders’ Equity
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued	$—	$—
Common stock, nonvoting, par value $0.01 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, voting, par value $0.01 per share; authorized 30,000,000 shares; issued and outstanding, 14,112,223 shares at June 30, 2026, including 67,821 unvested shares, 14,214,603 shares at December 31, 2025, including 68,547 unvested shares	140	141
Additional paid-in capital	93,918	95,699
Retained earnings	187,485	176,913
Accumulated other comprehensive loss	(7,759)	(7,115)
Total shareholders’ equity	$273,784	$265,638
Total liabilities and shareholders’ equity	$2,402,421	$2,332,550

*Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest and Dividend Income
Interest and fees on loans	$27,224	$25,220	$53,811	$50,027
Interest on investment securities, taxable	1,268	1,071	2,434	2,102
Interest on investment securities, tax-exempt	9	9	18	18
Dividends	119	121	234	244
Interest on deposits in banks	1,129	1,422	2,335	2,756
Total interest and dividend income	$29,749	$27,843	$58,832	$55,147
Interest Expense
Deposits	$11,517	$12,001	$23,190	$24,300
Federal funds purchased	4	2	4	2
Federal Home Loan Bank advances	545	565	1,097	1,124
Subordinated debt	349	349	698	698
Total interest expense	$12,415	$12,917	$24,989	$26,124
Net Interest Income	$17,334	$14,926	$33,843	$29,023
Provision for credit losses	258	537	281	707
Net interest income after provision for credit losses	$17,076	$14,389	$33,562	$28,316
Non-interest Income
Service charges on deposit accounts	$86	$86	$171	$168
Other service charges and fees	184	141	322	294
Gain on sale of other assets	835	—	835	—
Insurance commissions	29	33	93	246
Gain on sale of government guaranteed loans	—	61	6	97
Non-qualified deferred compensation plan asset gains, net	262	182	249	206
Other income	47	4	52	1
Total non-interest income	$1,443	$507	$1,728	$1,012
Non-interest Expenses
Salaries and employee benefits	$6,157	$5,178	$11,777	$10,277
Occupancy expense of premises	396	407	802	814
Furniture and equipment expenses	347	315	693	631
Other operating expenses	2,590	2,413	5,141	4,839
Total non-interest expenses	$9,490	$8,313	$18,413	$16,561
Income before income taxes	$9,029	$6,583	$16,877	$12,767
Income Tax Expense	2,010	1,480	3,756	2,854
Net income	$7,019	$5,103	$13,121	$9,913
Earnings per share, basic	$0.50	$0.36	$0.93	$0.69
Earnings per share, diluted	$0.50	$0.36	$0.93	$0.69

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Income	$7,019	$5,103	$13,121	$9,913
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net of tax of $(60) and $206 for the three months ended June 30, 2026 and June 30, 2025, respectively. Unrealized (loss) gain on available-for-sale securities, net of tax of $(167) and $579 for the six months ended June 30, 2026 and June 30, 2025, respectively.	(227)	774	(630)	2,178
Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax of $(2) and $(2) for the three months ended June 30, 2026 and June 30, 2025, respectively. Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax of $(4) and $(4) for the six months ended June 30, 2026 and June 30, 2025, respectively.	(7)	(8)	(14)	(15)
Total other comprehensive (loss) income	$(234)	$766	$(644)	$2,163
Total comprehensive income	$6,785	$5,869	$12,477	$12,076

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended June 30, 2026 and 2025

(In thousands, except share and per share data)

(Unaudited)

					Accumulated
					Other	Total
			Additional Paid- In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	(Loss)	Equity
Balance, March 31, 2025	14,225,196	$142	$97,310	$164,761	$(9,255)	$252,958
Net income	—	—	—	5,103	—	5,103
Other comprehensive income	—	—	—	—	766	766
Repurchase of common stock	(76,804)	—	(1,311)	—	—	(1,311)
Annual dividend declared on common stock ($0.30 per share)	—	—	—	(4,270)	—	(4,270)
Exercise of stock options, net of 4,085 shares surrendered	32,614	—	367	—	—	367
Restricted stock vesting, net of 36 shares surrendered	350	—	(1)	—	—	(1)
Share-based compensation	—	—	120	—	—	120
Balance, June 30, 2025	14,181,356	$142	$96,485	$165,594	$(8,489)	$253,732

Balance, March 31, 2026	14,044,052	$140	$93,796	$181,736	$(7,525)	$268,147
Net income	—	—	—	7,019	—	7,019
Other comprehensive loss	—	—	—	—	(234)	(234)
Excise tax payment on repurchases of common stock	—	—	(18)	—	—	(18)
Quarterly dividend declared on common stock ($0.09 per share)	—	—	—	(1,270)	—	(1,270)
Restricted stock vesting, net of 36 shares surrendered	350	—	(1)	—	—	(1)
Share-based compensation	—	—	141	—	—	141
Balance, June 30, 2026	14,044,402	$140	$93,918	$187,485	$(7,759)	$273,784

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2026 and 2025

(In thousands, except share and per share data)

(Unaudited)

					Accumulated
					Other	Total
			Additional Paid- In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	(Loss)	Equity
Balance, December 31, 2024	14,215,081	$142	$97,173	$159,951	$(10,652)	$246,614
Net income	—	—	—	9,913	—	9,913
Other comprehensive income	—	—	—	—	2,163	2,163
Repurchase of common stock	(79,443)	—	(1,357)	—	—	(1,357)
Annual dividend declared on common stock ($0.30 per share)	—	—	—	(4,270)	—	(4,270)
Exercise of stock options, net of 12,683 shares surrendered	43,541	—	446	—	—	446
Restricted stock vesting, net of 798 shares surrendered	2,177	—	(15)	—	—	(15)
Share-based compensation	—	—	238	—	—	238
Balance, June 30, 2025	14,181,356	$142	$96,485	$165,594	$(8,489)	$253,732

Balance, December 31, 2025	14,146,056	$141	$95,699	$176,913	$(7,115)	$265,638
Net income	—	—	—	13,121	—	13,121
Other comprehensive loss	—	—	—	—	(644)	(644)
Repurchase of common stock	(103,507)	(1)	(2,042)	—	—	(2,043)
Excise tax payment on repurchases of common stock	—	—	(18)	—	—	(18)
Quarterly dividend declared on common stock ($0.18 per share)	—	—	—	(2,549)	—	(2,549)
Restricted stock vesting, net of 123 shares surrendered	1,853	—	(3)	—	—	(3)
Share-based compensation	—	—	282	—	—	282
Balance, June 30, 2026	14,044,402	$140	$93,918	$187,485	$(7,759)	$273,784

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$13,121	$9,913
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	240	252
Right of use asset amortization	527	342
Provision for credit losses	281	707
Share-based compensation expense	282	238
Net accretion of securities	(159)	(101)
Fair value adjustment on equity securities	(249)	(206)
Amortization of debt issuance costs	41	42
Net loss on premises and equipment	—	3
Gain on sale of other assets	(835)	—
Deferred tax expense (benefit)	3	(255)
Gain on sale of government guaranteed loans	(6)	(97)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(111)	152
Increase in other assets	(816)	(1,463)
Decrease in accrued interest payable	(69)	(114)
Increase in other liabilities	1,301	5,080
Net cash provided by operating activities	$13,551	$14,493
Cash Flows from Investing Activities
Net increase in loans	$(39,795)	$(45,749)
Proceeds from sale of government guaranteed loans originally classified as held for investment	84	1,105
Purchase of available-for-sale securities	(32,723)	(13,987)
Proceeds from maturities, calls and principal repayments of available-for-sale securities	29,100	21,640
Proceeds from maturities, calls and principal repayments of held-to-maturity securities	1,575	1,690
Net purchases of restricted securities	(77)	(3)
Net purchases of equity securities	(8)	(58)
Proceeds from sale of other assets	1,265	—
Proceeds from sale of premises and equipment	—	47
Purchases of bank premises and equipment	(7)	(503)
Net cash used in investing activities	$(40,586)	$(35,818)
Cash Flows from Financing Activities
Net increase in deposits	$20,700	$4,478
Cash dividends paid	(2,549)	(4,270)
Proceeds from federal funds purchased	40,000	16,500
Issuance of common stock for share options exercised	—	446
Repurchase of shares for tax withholding on share-based compensation	(3)	(15)
Repurchase of common stock	(2,043)	(1,357)
Excise tax payment on repurchases of common stock	(18)	—
Net cash provided by financing activities	$56,087	$15,782
Net increase (decrease) in cash and cash equivalents	$29,052	$(5,543)
Cash and cash equivalents, beginning of period	129,974	122,469
Cash and cash equivalents, end of period	$159,026	$116,926
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$25,017	$26,196
Total income taxes paid	3,032	3,008
Supplemental Disclosures of Noncash Transactions
Unrealized (loss) gain on securities available-for-sale	$(797)	$2,757
Right of use asset obtained in exchange for new operating lease liability	—	225

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

Note 1— Nature of Business and Summary of Significant Accounting Policies

Nature of Banking Activities

John Marshall Bancorp, Inc. (the “Company”), headquartered in Reston, Virginia, became the registered bank holding company under the Bank Holding Company Act of 1956 for its wholly-owned subsidiary, John Marshall Bank (the “Bank”), on March 1, 2017. This reorganization was completed through a one-for-one share exchange in which the Bank’s shareholders received one share of voting common stock of the Company in exchange for each share of the Bank’s voting common stock. The Company was formed on April 21, 2016 under the laws of the Commonwealth of Virginia. The Bank was formed on April 5, 2005 under the laws of the Commonwealth of Virginia and was chartered as a bank on February 9, 2006, by the Virginia Bureau of Financial Institutions. The Bank is a member of the Federal Reserve System and is subject to the rules and regulations of the Virginia Bureau of Financial Institutions, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank opened for business on April 17, 2006 and provides banking services to its customers primarily in the Washington, D.C. metropolitan area.

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for any other interim period or for the full year. All amounts and disclosures included in this quarterly report as of December 31, 2025, were derived from the Company’s audited consolidated financial statements.

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

The CODMs regularly assess performance of the aggregated single operating and reporting segment and decide how to allocate resources based on net income calculated on the same basis as is reported in the Company’s consolidated statements of income and comprehensive income. The CODMs are also regularly provided with expense information at a level consistent with that disclosed in the Company’s statements of income and comprehensive income.

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

Note 2— Investment Securities

Available-for-Sale

Each of the securities in the Company’s available-for-sale investment portfolio is either covered by the explicit or implied guarantee of the United States government or one of its agencies or rated investment grade or higher. All available-for-sale securities were current with no securities past due or on nonaccrual as of June 30, 2026 or December 31, 2025.

The following tables summarize the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses at June 30, 2026 and December 31, 2025.

	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$—	$—	$—	$—
U.S. government and federal agencies	4,991	—	(191)	4,800
Corporate bonds	3,000	—	(119)	2,881
U.S. agency collateralized mortgage obligations	28,440	1	(5,475)	22,966
Tax-exempt municipal	1,378	—	(150)	1,228
U.S. agency mortgage-backed	98,932	15	(3,949)	94,998
Total Available-for-sale Securities	$136,741	$16	$(9,884)	$126,873

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$13,244	$—	$(112)	$13,132
U.S. government and federal agencies	6,976	2	(158)	6,820
Corporate bonds	3,000	—	(180)	2,820
U.S. agency collateralized mortgage obligations	31,019	7	(5,333)	25,693
Tax-exempt municipal	1,378	—	(142)	1,236
U.S. agency mortgage-backed	77,306	136	(3,291)	74,151
Total Available-for-sale Securities	$132,923	$145	$(9,216)	$123,852

The Company did not sell or recognize any gain or loss for any securities for the three and six months ended June 30, 2026 and 2025.

Available-for-sale securities having a market value of $81.3 million and $54.8 million at June 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits. These securities had an amortized cost of $87.2 million and $58.6 million at June 30, 2026 and December 31, 2025, respectively.

The following tables summarize the fair value of securities available-for-sale at June 30, 2026 and December 31, 2025 and the corresponding amounts of gross unrealized losses. Management uses the valuations as of month-end in determining when securities are in an unrealized loss position. Therefore, a security’s market value could have exceeded its amortized cost on other days during the prior twelve-month period.

	June 30, 2026
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$—	$—	$—	$—	$—	$—
U.S. government and federal agencies	990	(1)	3,810	(190)	4,800	(191)
Corporate bonds	—	—	2,881	(119)	2,881	(119)
U.S. agency collateralized mortgage obligations	—	—	22,344	(5,475)	22,344	(5,475)
Tax-exempt municipal	—	—	1,228	(150)	1,228	(150)
U.S. agency mortgage-backed	47,926	(584)	39,663	(3,365)	87,589	(3,949)
Total Available-for-sale Securities	$48,916	$(585)	$69,926	$(9,299)	$118,842	$(9,884)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$—	$—	$13,132	$(112)	$13,132	$(112)
U.S. government and federal agencies	—	—	5,838	(158)	5,838	(158)
Corporate bonds	—	—	2,820	(180)	2,820	(180)
U.S. agency collateralized mortgage obligations	—	—	24,930	(5,333)	24,930	(5,333)
Tax-exempt municipal	—	—	1,236	(142)	1,236	(142)
U.S. agency mortgage-backed	11,214	(28)	46,318	(3,263)	57,532	(3,291)
Total Available-for-sale Securities	$11,214	$(28)	$94,274	$(9,188)	$105,488	$(9,216)

The Company had 149 and 137 securities in an unrealized loss position as of June 30, 2026 and December 31, 2025, respectively. The Company has evaluated available-for-sale securities in an unrealized loss position for credit related impairment at June 30, 2026 and December 31, 2025 and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no allowance for credit losses on available-for-sale securities at June 30, 2026.

The table below summarizes the contractual maturities of our available-for-sale investment securities as of June 30, 2026. Issuers may have the right to call or prepay certain obligations, and as such, the expected maturities of our securities may occur sooner than the scheduled contractual maturities presented below.

	June 30, 2026
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Available-for-sale
Due in one year or less	$1,031	$1,030
Due after one year through five years	26,015	25,162
Due after five years through ten years	63,997	61,922
Due after ten years	45,698	38,759
Total Available-for-sale Securities	$136,741	$126,873

In the prevailing rate environments as of both June 30, 2026 and December 31, 2025, the Company’s available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 3.5 years and 3.1 years, respectively.

Held-to-Maturity

Each of the securities in the Company’s held-to-maturity investment portfolio is either covered by the explicit or implied guarantee of the United States government or one of its agencies or rated investment grade or higher. All held-to-maturity securities were current with no securities past due or on nonaccrual as of June 30, 2026 or December 31, 2025.

The following tables summarize the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized losses at June 30, 2026 and December 31, 2025, respectively.

	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,003	$—	$(299)	$5,704
U.S. government and federal agencies	35,297	—	(3,061)	32,236
U.S. agency collateralized mortgage obligations	15,453	—	(3,121)	12,332
Taxable municipal	6,016	—	(736)	5,280
U.S. agency mortgage-backed	24,023	—	(3,841)	20,182
Total Held-to-maturity Securities	$86,792	$—	$(11,058)	$75,734

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,002	$—	$(308)	$5,694
U.S. government and federal agencies	35,314	—	(2,934)	32,380
U.S. agency collateralized mortgage obligations	16,163	—	(3,006)	13,157
Taxable municipal	6,024	—	(754)	5,270
U.S. agency mortgage-backed	24,918	—	(3,844)	21,074
Total Held-to-maturity Securities	$88,421	$—	$(10,846)	$77,575

Held-to-maturity securities having a market value of $52.9 million and $45.2 million at June 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits. These securities had an amortized cost of $59.0 million and $49.8 million at June 30, 2026 and December 31, 2025, respectively.

The Company evaluates the credit risk of its held-to-maturity securities on at least a quarterly basis. The Company estimates expected credit losses on held-to-maturity securities on an individual basis based on a probability of default/loss given default methodology primarily using security-level credit ratings. The primary indicators of credit quality for the Company’s held-to-maturity portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The Company’s held-to-maturity securities with credit risk were comprised of municipal bonds and had a credit rating of AA or better as of June 30, 2026. All other held-to-maturity securities are covered by the explicit or implied guarantee of the United States government or one of its agencies. The Company did not have an allowance for credit losses on held-to-maturity securities as of June 30, 2026 or December 31, 2025.

The table below summarizes the contractual maturities of our held-to-maturity investment securities as of June 30, 2026. Issuers may have the right to call or prepay certain obligations and as such, the expected maturities of our securities may occur sooner than the scheduled contractual maturities presented below.

	June 30, 2026
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	41,898	38,875
Due after five years through ten years	8,011	6,862
Due after ten years	36,883	29,997
Total Held-to-maturity Securities	$86,792	$75,734

In the prevailing rate environments as of June 30, 2026 and December 31, 2025, the Company’s held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 4.9 years and 5.2 years, respectively.

Restricted Securities

The table below summarizes the carrying amounts of restricted securities as of June 30, 2026 and December 31, 2025.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Federal Reserve Bank Stock	$3,351	$3,342
Federal Home Loan Bank Stock	4,310	4,242
Community Bankers’ Bank Stock	60	60
Total Restricted Securities	$7,721	$7,644

Equity Securities

The Company held equity securities with readily determinable fair values totaling $3.1 million and $2.8 million at June 30, 2026 and December 31, 2025, respectively. These securities consist of mutual funds held in a trust and were obtained for the purpose of economically hedging changes in the Company’s nonqualified deferred compensation liability. Changes in the fair value of these securities are reflected in earnings. A gain of $262 thousand and $182 thousand were recorded in non-interest income in the Consolidated Statements of Income for the three months ended June 30, 2026 and June 30, 2025, respectively.  A gain of $249 thousand and $206 thousand were recorded in non-interest income in the Consolidated Statements of Income for the six months ended June 30, 2026 and June 30, 2025, respectively.

Note 3— Loans

The following table presents the composition of the Company’s loan portfolio as of June 30, 2026 and December 31, 2025.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Real Estate Loans:
Commercial	$1,196,490	$1,173,617
Construction and land development	227,132	222,659
Residential	534,000	522,990
Commercial - Non-Real Estate:
Commercial loans	51,062	49,967
Consumer - Non-Real Estate:
Consumer loans	663	1,043
Total Gross Loans	$2,009,347	$1,970,276
Allowance for loan credit losses	(20,196)	(19,805)
Net deferred loan costs	5,592	5,084
Total net loans	$1,994,743	$1,955,555

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

Loan Servicing Rights

Under the U.S. Small Business Administration (“SBA”) 7(a) program, the Bank can sell in the secondary market the guaranteed portion of its SBA 7(a) loans and retain the related unguaranteed portion of these loans, as well as the servicing on such loans, for which it is paid a fee. The Company generally offers SBA 7(a) loans within a range of $50 thousand to $2.0 million. SBA 7(a) loans are fixed or adjustable-rate loans based on the Prime Rate. Under the SBA 7(a) program, the loans carry an SBA guaranty for up to 85% of the loan. Typical maturities for this type of loan vary but can be up to ten years. The Company holds rights to service the guaranteed portion of SBA loans sold in the secondary market. Management has elected the amortization method to account for loan servicing rights. The loan servicing spread is generally a minimum of 1.00% on all SBA 7(a) loans.

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

At June 30, 2026 and December 31, 2025, the total outstanding principal balance of Bank’s SBA 7(a) loan servicing portfolio, which is not included in the Company’s consolidated financial statements, totaled $9.4 million and $9.8 million, respectively. At June 30, 2026 and December 31, 2025, SBA servicing rights of $116 thousand and $138 thousand were recorded in other assets in the Consolidated Balance Sheets, respectively. There was no valuation allowance on loan servicing rights at June 30, 2026 or December 31, 2025.

Note 4— Allowance for Loan Credit Losses

The following tables present the activity in the allowance for loan credit losses for the six months ended June 30, 2026 and 2025.

	June 30, 2026
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Total
Beginning balance, December 31, 2025	$11,177	$3,014	$5,018	$564	$32	$19,805
Charge-offs	—	—	—	(172)	—	(172)
Recoveries	—	—	—	35	—	35
Provision for (recovery of) credit losses	(161)	(86)	551	252	(28)	528
Ending balance, June 30, 2026	$11,016	$2,928	$5,569	$679	$4	$20,196

	June 30, 2025
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Total
Beginning balance, December 31, 2024	$11,732	$1,761	$4,594	$548	$80	$18,715
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for (recovery of) credit losses	115	360	183	(15)	(60)	583
Ending balance, June 30, 2025	$11,847	$2,121	$4,777	$533	$20	$19,298

There were no collateral dependent or individually evaluated loans as of June 30, 2026, December 31, 2025, or June 30, 2025.

Delinquency Information

The following tables present a summary of past due and nonaccrual loans by segment as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	30-59 Days	60-89 Days	90 Days or More		Total Past
	Past	Past	Past Due and	Nonaccrual	Due and		Total
(Dollars in thousands)	Due	Due	Still Accruing	Loans	Nonaccrual Loans	Current	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$—	$1,196,490	$1,196,490
Construction and land development	—	—	—	—	—	227,132	227,132
Residential	—	—	—	—	—	534,000	534,000
Commercial	—	—	267	—	267	50,795	51,062
Consumer	—	—	—	—	—	663	663
Total Loans	$—	$—	$267	$—	$267	$2,009,080	$2,009,347

	December 31, 2025
	30-59 Days	60-89 Days	90 Days or More		Total Past
	Past	Past	Past Due and	Nonaccrual	Due and		Total
(Dollars in thousands)	Due	Due	Still Accruing	Loans	Nonaccrual Loans	Current	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$—	$1,173,617	$1,173,617
Construction and land development	—	—	—	—	—	222,659	222,659
Residential	370	756	—	—	1,126	521,864	522,990
Commercial	—	—	1,084	—	1,084	48,883	49,967
Consumer	—	—	—	—	—	1,043	1,043
Total Loans	$370	$756	$1,084	$—	$2,210	$1,968,066	$1,970,276

As of June 30, 2026, the Company had one loan that was 90 days past due and still accruing interest. This represented the guaranteed portion of a commercial business SBA 7(a) loan. The Company had no non-accrual loans or other real estate owned assets as of June 30, 2026.

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

Internal
Days Past Due	Risk Rating
0 - 29 days	Pass
30-59 days	Special Mention
60-89 days	Substandard
90-119 days	Doubtful
120+ days	Loss

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of June 30, 2026.

	Term Loans by Year of Origination
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Total
Real Estate Loans - Commercial
Pass	$46,526	$112,478	$144,597	$70,666	$256,554	$547,266	$5,823	$1,183,910
Special mention	—	—	—	—	12,580	—	—	12,580
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Commercial	$46,526	$112,478	$144,597	$70,666	$269,134	$547,266	$5,823	$1,196,490

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Construction and land development
Pass	$21,543	$89,323	$42,968	$16,257	$15,212	$4,250	$37,318	$226,871
Special mention	—	—	—	—	—	261	—	261
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Construction and land development	$21,543	$89,323	$42,968	$16,257	$15,212	$4,511	$37,318	$227,132

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Residential
Pass	$52,744	$82,923	$23,172	$48,225	$95,102	$204,539	$26,854	$533,559
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	441	—	441
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Residential	$52,744	$82,923	$23,172	$48,225	$95,102	$204,980	$26,854	$534,000

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$5,879	$8,746	$4,041	$2,651	$2,498	$5,951	$21,029	$50,795
Special mention	—	—	—	—	—	—	—	—
Substandard	—	267	—	—	—	—	—	267
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial Loans	$5,879	$9,013	$4,041	$2,651	$2,498	$5,951	$21,029	$51,062

Current period gross write-offs	$—	$172	$—	$—	$—	$—	$—	$172

Consumer Loans
Pass	$2	$98	$518	$30	$—	$—	$15	$663
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer Loans	$2	$98	$518	$30	$—	$—	$15	$663

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of December 31, 2025.

	Term Loans by Year of Origination
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Real Estate Loans - Commercial
Pass	$108,904	$146,921	$67,298	$259,998	$152,295	$420,305	$5,224	$1,160,945
Special mention	—	—	—	12,672	—	—	—	12,672
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Commercial	$108,904	$146,921	$67,298	$272,670	$152,295	$420,305	$5,224	$1,173,617

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Construction and land development
Pass	$72,568	$66,800	$22,339	$14,925	$773	$13,355	$30,815	$221,575
Special mention	—	—	—	—	—	1,084	—	1,084
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Construction and land development	$72,568	$66,800	$22,339	$14,925	$773	$14,439	$30,815	$222,659

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Residential
Pass	$92,918	$27,336	$59,483	$99,049	$109,931	$107,162	$26,355	$522,234
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	756	—	756
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Residential	$92,918	$27,336	$59,483	$99,049	$109,931	$107,918	$26,355	$522,990

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$9,952	$4,277	$3,254	$2,948	$618	$6,202	$21,632	$48,883
Special mention	—	—	—	1,084	—	—	—	1,084
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial Loans	$9,952	$4,277	$3,254	$4,032	$618	$6,202	$21,632	$49,967

Current period gross write-offs	$—	$—	$—	$361	$—	$—	$—	$361

Consumer Loans
Pass	$463	$529	$36	$—	$—	$—	$15	$1,043
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer Loans	$463	$529	$36	$—	$—	$—	$15	$1,043

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Revolving loans that are converted to term loans are treated as new originations in both tables above and are presented by year of origination.

Modifications with Borrowers Experiencing Financial Difficulty

The allowance for loan credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination. The starting point for the estimate of the allowance for loan credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company may provide concessions to borrowers experiencing financial difficulty to minimize the economic loss and improve long-term loan performance and collectability. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. The Company did not make any loan modifications to borrowers experiencing financial difficulty during the six months ended June 30, 2026 and 2025. There were also no instances of defaults on loans that occurred during the six months ended June 30, 2026 and 2025 for loans that had been modified during the previous 12 months. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance because of the measurement methodologies used to estimate the allowance, a change to the allowance is generally not recorded upon modification.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $1.1 million and $1.3 million at June 30, 2026 and December 31, 2025, respectively, is separately classified within Other Liabilities on the Consolidated Balance Sheets. The recovery of the provision for credit losses recorded during the six months ended June 30, 2026 was primarily due to a decrease in unfunded commitments.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the six months ended June 30, 2026 and 2025.

Allowance for Credit Losses
(Dollars in thousands)	Unfunded Commitments
Beginning balance, December 31, 2025	$1,321
Recovery of credit losses	(247)
Ending balance, June 30, 2026	$1,074

Allowance for Credit Losses
(Dollars in thousands)	Unfunded Commitments
Beginning balance, December 31, 2024	$1,083
Provision for credit losses	124
Ending balance, June 30, 2025	$1,207

Note 5— Derivatives

The Company enters into interest rate swap agreements (“swaps”) with commercial loan customers to provide a facility for customers to manage their interest rate risk. These swaps are matched in exact offsetting terms with swaps that the Company enters into with an independent third party. These swaps qualify as derivatives, but are not designated as hedging instruments.

The following tables summarize the Company’s swaps at June 30, 2026 and December 31, 2025.

	June 30, 2026
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$10,831	$(118)	3.3 years	6.03%	5.83%
Pay variable/receive fixed swaps	10,831	118	3.3 years	5.83%	6.03%
Total interest rate swap agreements	$21,662	$—	3.3 years	5.93%	5.93%

	December 31, 2025
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$22,823	$(175)	4.3 years	6.00%	6.26%
Pay variable/receive fixed swaps	22,823	175	4.3 years	6.26%	6.00%
Total interest rate swap agreements	$45,646	$—	4.3 years	6.13%	6.13%

The estimated fair value of the swaps at June 30, 2026 and December 31, 2025 was recorded in other assets and liabilities in the Consolidated Balance Sheets. The associated net gains and losses on the swaps are recorded in other income in the Consolidated Statements of Income.

Note 6— Deposits and Borrowings

The following table shows the components of the Company’s funding sources.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Deposits:
Non-interest bearing demand deposits(1)	$451,543	$432,733
Interest-bearing demand deposits(1)	698,048	745,323
Savings deposits	31,758	34,683
Time deposits(2)	811,636	759,546
Total Deposits	$1,992,985	$1,972,285

(1)	Overdraft demand deposits reclassified to loans totaled $3 thousand at June 30, 2026 and $118 thousand at December 31, 2025.
(2)	The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was $371.0 million and $337.6 million at June 30, 2026 and December 31, 2025, respectively.

The Company obtains certain deposits through the efforts of third-party brokers. Brokered deposits totaled $321.6 million and $301.9 million at June 30, 2026 and December 31, 2025, respectively, and were included primarily in time deposits on the Company’s Consolidated Balance Sheets. At June 30, 2026, there were no depositors that represented 5% or more of the Company’s total deposits.

The following table presents the carrying value and interest rate ranges for the Company’s long-term debt as of June 30, 2026 and December 31, 2025.

			June 30, 2026	December 31, 2025
(Dollars in thousands)	Stated Interest Rate Range	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term Debt:
Federal Home Loan Bank advances	3.61% - 3.98%	3.85%	$56,000	$56,000
Subordinated debt	5.25%	5.25%	24,916	24,875
Total Long-term Debt			$80,916	$80,875

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

The Company, from time to time, uses Federal Home Loan Bank of Atlanta (“FHLB”) advances as a source of funding and to manage interest rate risk. FHLB advances are secured by a blanket floating lien on all real estate mortgage loans secured by 1-to-4 family residential, multi-family and commercial real estate properties. The interest rates on three outstanding advances range from 3.61% to 3.98%.  At June 30, 2026, these three outstanding FHLB advances totaled $56.0 million.  Available FHLB borrowing capacity based on collateral value amounted to approximately $469.0 million as of June 30, 2026.

The Company also has the capacity to borrow up to $125.1 million at the Federal Reserve discount window of which none had been drawn upon at June 30, 2026. The Bank had loans pledged at the Federal Reserve discount window totaling $175.9 million as of June 30, 2026.

The Company also has unsecured federal funds lines of credit with correspondent banks available for overnight borrowing of $70 million as of June 30, 2026. The Company had drawn $40.0 million of the federal funds lines of credit as of June 30, 2026.

The following table shows the carrying amount of the Company’s time deposits by contractual maturity as of June 30, 2026.

(Dollars in thousands)	June 30, 2026
2026	$226,128
2027	423,511
2028	157,759
2029	1,936
2030	1,975
Thereafter	327
Total	$811,636

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

The following table summarizes the contract or notional amount of the Company’s exposure to off-balance sheet risk as of June 30, 2026 and December 31, 2025.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Commitments to extend credit	$310,444	$343,944
Standby letters of credit	$11,722	$10,073

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

The following tables summarize the fair value of assets measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

		Fair Value Measurements at June 30, 2026 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	June 30, 2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$—	$—	$—	$—
U.S. government and federal agencies	4,800	—	4,800	—
Corporate bonds	2,881	—	2,881	—
U.S. agency collateralized mortgage obligations	22,966	—	22,966	—
Tax-exempt municipal	1,228	—	1,228	—
U.S. agency mortgage-backed	94,998	—	94,998	—
Equity securities, at fair value	3,100	3,100	—	—
Interest rate swap agreements	118	—	118	—
Total assets at fair value	$130,091	$3,100	$126,991	$—

Liabilities:
Interest rate swap agreements	$118	$—	$118	$—
Total liabilities at fair value	$118	$—	$118	$—

		Fair Value Measurements at December 31, 2025 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$13,132	$—	$13,132	$—
U.S. government and federal agencies	6,820	—	6,820	—
Corporate bonds	2,820	—	2,820	—
Collateralized mortgage obligations	25,693	—	25,693	—
Tax-exempt municipal	1,236	—	1,236	—
Mortgage-backed	74,151	—	74,151	—
Equity securities, at fair value	2,843	2,843	—	—
Interest rate swap agreements	175	—	175	—
Total assets at fair value	$126,870	$2,843	$124,027	$—

Liabilities:
Interest rate swap agreements	$175	$—	$175	$—
Total liabilities at fair value	$175	$—	$175	$—

Assets Measured at Fair Value on a Non-recurring Basis

Under certain circumstances, the Company makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a non-recurring basis in the financial statements:

Collateral Dependent Loans

In accordance with ASC 326, loans that do not share risk characteristics are evaluated on an individual basis. The Company designates individually evaluated loans on nonaccrual status as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk and loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. The measurement of loss associated with collateral dependent loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if an appraisal of the property is more than one-year-old and not solely based on observable market comparables, or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income. As of both June 30, 2026 and December 31, 2025, there were no collateral dependent loans evaluated for the allowance of credit losses on an individual basis.

Other Real Estate Owned (“OREO”)

OREO is carried at the lower of cost or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value using observable market data, the Company records the property as Level 2. When an appraised value using observable market data is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the property as Level 3 valuation. Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The Company had no OREO as of June 30, 2026 or December 31, 2025.

The following tables present the carrying value and estimated fair value, including the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2026 and December 31, 2025.

		Fair Value Measurements at June 30, 2026 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	June 30, 2026	(Level 1)	(Level 2)	(Level 3)	June 30, 2026
Assets:
Cash and cash equivalents	$159,026	$159,026	$—	$—	$159,026
Securities:
Available-for-sale	126,873	—	126,873	—	126,873
Held-to-maturity	86,792	—	75,734	—	75,734
Equity securities, at fair value	3,100	3,100	—	—	3,100
Restricted securities, at cost	7,721	—	7,721	—	7,721
Loans, net of allowance	1,994,743	—	—	1,943,531	1,943,531
Interest rate swap agreements	118	—	118	—	118
Accrued interest receivable	6,001	—	6,001	—	6,001
Liabilities:
Time deposits	$811,636	$—	$811,554	$—	$811,554
Other deposits	1,181,349	1,181,349	—	—	1,181,349
Federal funds purchased	40,000	—	40,000	—	40,000
Federal Home Loan Bank advances	56,000	—	56,287	—	56,287
Subordinated debt	24,916	—	—	24,338	24,338
Interest rate swap agreements	118	—	118	—	118
Accrued interest payable	2,055	—	2,055	—	2,055

		Fair Value Measurements at December 31, 2025 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	December 31, 2025	(Level 1)	(Level 2)	(Level 3)	December 31, 2025
Assets:
Cash and cash equivalents	$129,974	$129,974	$—	$—	$129,974
Securities:
Available-for-sale	123,852	—	123,852	—	123,852
Held-to-maturity	88,421	—	77,575	—	77,575
Equity securities, at fair value	2,843	2,843	—	—	2,843
Restricted securities, at cost	7,644	—	7,644	—	7,644
Loans, net of allowance	1,955,555	—	—	1,889,187	1,889,187
Interest rate swap agreements	175	—	175	—	175
Accrued interest receivable	5,890	—	5,890	—	5,890
Liabilities:
Time deposits	$759,546	$—	$762,056	$—	$762,056
Other deposits	1,212,739	1,212,739	—	—	1,212,739
Federal Home Loan Bank advances	56,000	—	55,922	—	55,922
Subordinated debt	24,875	—	—	23,142	23,142
Interest rate swap agreements	175	—	175	—	175
Accrued interest payable	2,124	—	2,124	—	2,124

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

The following table summarizes the computation of earnings per share for the three and six months ended June 30, 2026 and 2025.

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Earnings per common share - basic:
Income available to common shareholders (in thousands):
Net income	$7,019	$5,103	$13,121	$9,913
Less: Income attributable to unvested restricted stock awards	(34)	(18)	(63)	(36)
Net income available to common shareholders	$6,985	$5,085	$13,058	$9,877

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,112,231	14,271,749	14,142,158	14,273,683
Less: Unvested restricted stock	(67,941)	(50,152)	(67,829)	(51,372)
Weighted-average common shares outstanding - basic	14,044,290	14,221,597	14,074,329	14,222,311

Earnings per common share - basic	$0.50	$0.36	$0.93	$0.69

Earnings per common share - diluted:
Income available to common shareholders (in thousands):
Net income	$7,019	$5,103	$13,121	$9,913
Less: Income attributable to unvested restricted stock awards	(34)	(18)	(63)	(36)
Net income available to common shareholders	$6,985	$5,085	$13,058	$9,877

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,112,231	14,271,749	14,142,158	14,273,683
Less: Unvested restricted stock	(67,941)	(50,152)	(67,829)	(51,372)
Plus: Effect of dilutive options	—	1,821	—	8,831
Weighted-average common shares outstanding - diluted	14,044,290	14,223,418	14,074,329	14,231,142

Earnings per common share - diluted	$0.50	$0.36	$0.93	$0.69

The Company had no outstanding stock options during the three and six months ended June 30, 2026. All stock options outstanding during the three and six months ended June 30, 2025 were included in computing diluted earnings per share for the three and six months ended June 30, 2025, as none had anti-dilutive effects.

Note 10— Stock Based Compensation Plan

The Company’s share-based compensation plan, approved by stockholders on June 17, 2025 (“2025 Plan”), provides for the grant of share-based awards in the form of incentive stock options, non-incentive stock options, restricted stock awards and restricted stock units to directors and employees. The Company reserved 425,000 shares of voting common stock for issuance under the 2025 Plan, of which 381,863 was available for grant in future periods as of June 30, 2026. Stock options to be granted under the 2025 Plan typically vest over five years and expire 10 years from the grant date. Under the 2025 Plan, the exercise price of options may not be less than 100% of fair market value at the grant date with a maximum term for an option award of 10 years from the grant date. The Company’s

Compensation Committee administers the 2025 Plan and has the authority to determine the terms and conditions of each award thereunder.

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

There were no options granted during the six months ended June 30, 2026 and June 30, 2025. The Company had no outstanding options as of June 30, 2026.

The Company did not record any share-based compensation expense applicable to the Company’s share-based compensation plans for stock options during the three and six months ended June 30, 2026 and June 30, 2025.

The table below provides a summary of the restricted stock award activity for the six months ended June 30, 2026.

	June 30, 2026
		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at January 1, 2026	68,547	$21.28
Granted	1,250	19.72
Vested	(1,976)	16.34
Forfeited	—	—
Nonvested at June 30, 2026	67,821	21.40

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

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $141 thousand and $120 thousand for the three months ended June 30, 2026 and June 30, 2025, respectively. The total fair value of the shares, which vested during the three months ended June 30, 2026 and June 30, 2025, was $8 thousand and $6 thousand, respectively.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $282 thousand and $238 thousand for the six months ended June 30, 2026 and 2025, respectively. The total fair value of the shares, which vested during the six months ended June 30, 2026 and 2025, was $40 thousand and $56 thousand, respectively.

Unrecognized share-based compensation expense related to nonvested restricted stock grants amounted to $1.1 million as of June 30, 2026. This amount is expected to be recognized over a weighted-average period of 1.90 years.

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

The Bank is subject to capital adequacy standards adopted by the Federal Reserve, including the capital rules that implemented the Basel III regulatory capital reforms developed by the Basel Committee on Banking Supervision. Failure to meet minimum capital requirements can initiate certain mandatory – possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that the Bank met all capital adequacy requirements to which it was subject as of June 30, 2026 and December 31, 2025.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, common equity Tier 1 to risk-weighted assets, and Tier 1 capital to average assets.

In addition to the minimum regulatory capital required for capital adequacy purposes, the Bank is required to maintain a minimum capital conservation buffer above those minimums in the form of common equity. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. The capital conservation buffer was 2.5% at June 30, 2026, and is applicable for the common equity Tier 1, Tier 1, and total capital ratios.

As of June 30, 2026, the most recent notification from the Federal Reserve Bank of Richmond (“Federal Reserve Bank”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institution must maintain minimum total risk-based, common equity Tier 1, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The table below provides a summary of the Bank’s capital ratios as of June 30, 2026 and December 31, 2025.

					Minimum To Be Well
			Minimum		Capitalized Under Prompt
			Capital Requirement(1)		Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2026
Total capital (to risk weighted assets)	$323,728	16.7%	$203,751	10.5%	$194,048	10.0%
Tier 1 capital (to risk weighted assets)	302,458	15.6%	164,941	8.5%	155,239	8.0%
Common equity tier 1 capital (to risk weighted assets)	302,458	15.6%	135,834	7.0%	126,131	6.5%
Tier 1 capital (to average assets)	302,458	12.9%	93,432	4.0%	116,790	5.0%

As of December 31, 2025
Total capital (to risk weighted assets)	$311,288	16.3%	$201,106	10.5%	$191,529	10.0%
Tier 1 capital (to risk weighted assets)	290,735	15.2%	162,800	8.5%	153,224	8.0%
Common equity tier 1 capital (to risk weighted assets)	290,735	15.2%	134,071	7.0%	124,494	6.5%
Tier 1 capital (to average assets)	290,735	12.5%	93,144	4.0%	116,430	5.0%

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

The following table shows the components of non-interest income for the three and six months ended June 30, 2026 and 2025.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Service charges on deposit accounts (1)
Overdrawn account fees	$17	$23	$31	$41
Account service fees	69	63	140	127
Other service charges and fees (1)
Interchange income	75	87	142	167
Other charges and fees	109	54	180	127
Gain on sale of other assets	835	—	835	—
Net loss on premises and equipment (1)	—	—	—	(3)
Insurance commissions (1)	29	33	93	246
Gain on sale of government guaranteed loans	—	61	6	97
Non-qualified deferred compensation plan asset gains, net	262	182	249	206
Other operating income (2)	47	4	52	4
Total non-interest income	$1,443	$507	$1,728	$1,012
(1)	Income within the scope of ASC 606.
(2)

Includes other operating income within the scope of ASC 606 amounting to $47 thousand and $52 thousand for the three and six months ended June 30, 2026, respectively and $4 thousand for both the three and six months ended June 30, 2025. Includes no other operating income related to swap fee income on a back-to-back loan swaps for both the six months ended June 30, 2026 and June 30, 2025, respectively, which is outside the scope of ASC 606.

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

Note 13— Other Operating Expenses

The following table shows the components of other operating expenses for the three and six months ended June 30, 2026 and June 30, 2025.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Advertising expense	$125	$(5)	$250	$157
Data processing	606	579	1,201	1,168
FDIC insurance	246	225	522	472
Professional fees	235	305	488	526
State franchise tax	662	641	1,329	1,238
Director costs	185	170	364	339
Other operating expenses	531	498	987	939
Total other operating expenses	$2,590	$2,413	$5,141	$4,839

Note 14— Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax for the six months ended June 30, 2026 and June 30, 2025.

	June 30, 2026
		Unrealized Gains on
		Securities Transferred from
	Unrealized Loss on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Loss
Beginning balance, January 1, 2026	$(7,166)	$51	$(7,115)
Net change during the period	(630)	(14)	(644)
Ending Balance, June 30, 2026	$(7,796)	$37	$(7,759)

	June 30, 2025
		Unrealized Gains on
		Securities Transferred from
	Unrealized Loss on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Loss
Beginning balance, January 1, 2025	$(10,732)	$80	$(10,652)
Net change during the period	2,178	(15)	2,163
Ending Balance, June 30, 2025	$(8,554)	$65	$(8,489)

The Company did not have any items reclassified out of accumulated other comprehensive income (loss) to net income during the six months ended June 30, 2026 and 2025.

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

Cautionary Note on Forward-Looking Statements

In addition to historical information, this Form 10-Q of John Marshall Bancorp, Inc. (the “Company”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. These forward-looking statements are based on our beliefs and assumptions and on the information available to us at the time that these disclosures were prepared, and involve known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Should any known or unknown risks and uncertainties develop into actual events, those developments could have material adverse effects on our business, financial condition and results of operations. Factors that could have an adverse effect on the operations of the Company and its wholly-owned subsidiary, John Marshall Bank (the “Bank”), include, but are not limited to, the following:

•	the concentration of our business in the Washington, D.C. metropolitan area and the effect of changes in the economic, political and environmental conditions on this market, including shutdowns and potential reductions in spending by the United States government, and related reductions in the federal workforce;
•	adequacy of our allowance for loan credit losses, allowance for unfunded commitments credit losses, and allowance for credit losses associated with our held-to-maturity and available-for-sale securities portfolios;
•	deterioration of our asset quality;
•	future performance of our loan portfolio with respect to recently originated loans;
•	the level of prepayments on loans and mortgage-backed securities;
•	liquidity, interest rate and operational risks associated with our business;
•	changes in our financial condition or results of operations that reduce capital;
•	our ability to maintain existing deposit relationships or attract new deposit relationships;
•	changes in consumer spending, borrowing and savings habits;
•	inflation and changes in interest rates that may reduce our margins or reduce the fair value of financial instruments;
•	changes in the monetary and fiscal policies of the United States government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•	additional risks related to new lines of business, products, product enhancements or services;
•	increased competition with other financial institutions and fintech companies;
•	adverse changes in the securities markets;
•	changes in the financial condition or future prospects of issuers of securities that we own;

•	our ability to maintain an effective risk management framework;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory structure and in regulatory fees and capital requirements;
•	compliance with legislative or regulatory requirements;
•	results of examination of us by our regulators, including the possibility that our regulators may require us to increase our allowance for credit losses or to write-down assets or take similar actions;
•	potential claims, damages, and fines related to litigation or government actions;
•	the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;
•	geopolitical conditions, including trade restrictions and tariffs, and acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to trade restrictions and tariffs, and acts or threats of terrorism and/or military conflicts, negatively impacting business and economic conditions in the U.S. and abroad;
•	the effects of weather-related or natural disasters, which may negatively affect our operations and/or our loan portfolio and increase our cost of conducting business;
•	public health events (such as the COVID-19 pandemic) and governmental and societal responses thereto;
•	technological risks and developments, and cyber threats, attacks, or events;
•	changes in accounting policies and practices;
•	our ability to successfully capitalize on growth opportunities;
•	our ability to retain key employees;
•	deteriorating economic conditions, either nationally or in our market area, including higher unemployment and lower real estate values;
•	implications of our status as a smaller reporting company and as an emerging growth company; and
•	other factors discussed in Item 1A. Risk Factors in the Company’s 2025 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2026.

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

As of June 30, 2026, the Company had total consolidated assets of $2.40 billion, total loans net of unearned income of $2.01 billion, total deposits of $1.99 billion and total shareholders’ equity of $273.8 million.

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

Selected Financial Data

The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of June 30, 2026 and 2025 and the selected income statement data for the three and six months ended June 30, 2026 and June 30, 2025 have been derived from our consolidated financial statements.

As of or for the Three Months Ended	As of or for the Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Balance Sheet Data:
Loans, net of unearned income	$2,014,939	$1,916,915	$2,014,939	$1,916,915
Allowance for loan credit losses	20,196	19,298	20,196	19,298
Total assets	2,402,421	2,267,953	2,402,421	2,267,953
Deposits	1,992,985	1,896,893	1,992,985	1,896,893
Shareholders’ equity	273,784	253,732	273,784	253,732
Asset Quality Data:
Net charge-offs to average total loans, net of unearned income	(0.03)%	0.00%	(0.01)%	0.00%
Allowance for loan credit losses to nonperforming assets	75.6	x	N/M	75.6	x	N/M
Allowance for loan credit losses to total gross loans net of unearned income	1.00%	1.01%	1.00%	1.01%
Non-performing assets to total assets	0.01%	0.00%	0.01%	0.00%
Non-performing loans to total loans	0.01%	0.00%	0.01%	0.00%
Capital Ratios (Bank level):
Equity-to-total assets ratio	12.3%	12.2%	12.3%	12.2%
Total risk-based capital ratio	16.7%	16.3%	16.7%	16.3%
Tier 1 risk-based capital ratio	15.6%	15.3%	15.6%	15.3%
Common equity tier 1 ratio	15.6%	15.3%	15.6%	15.3%
Leverage ratio	12.9%	12.8%	12.9%	12.8%
Income Statement Data:
Interest and dividend income	$29,749	$27,843	$58,832	$55,147
Interest expense	12,415	12,917	24,989	26,124
Net interest income	$17,334	$14,926	$33,843	$29,023
Provision for credit losses	258	537	281	707
Non-interest income	1,443	507	1,728	1,012
Non-interest expense	9,490	8,313	18,413	16,561
Income before taxes	$9,029	$6,583	$16,877	$12,767
Income tax expense	2,010	1,480	3,756	2,854
Net income	$7,019	$5,103	$13,121	$9,913
Per Share Data and Shares Outstanding:
Weighted average common shares (basic)	14,044,290	14,221,597	14,074,329	14,222,311
Weighted average common shares (diluted)	14,044,290	14,223,418	14,074,329	14,231,142
Common shares outstanding	14,112,223	14,231,389	14,112,223	14,231,389
Earnings per share, basic	$0.50	$0.36	$0.93	$0.69
Earnings per share, diluted	$0.50	$0.36	$0.93	$0.69
Book value per share	$19.40	$17.83	$19.40	$17.83
Performance Ratios:
Return on average assets ("ROAA") (1)	1.20%	0.91%	1.13%	0.89%
Return on average equity ("ROAE") (2)	10.34%	8.06%	9.77%	7.91%
Net interest margin	2.99%	2.69%	2.93%	2.63%
Non-interest expense to average assets(3)	1.63%	1.49%	1.59%	1.49%
Efficiency ratio(4)	50.5%	53.9%	51.8%	55.1%

N/M – Not meaningful

(1)	ROAA is calculated by dividing year-to-date net income annualized by year-to-date average assets.
(2)	ROAE is calculated by dividing year-to-date net income annualized by year-to-date average equity.
(3)	Non-interest expense to average assets is calculated by dividing year-to-date annualized non-interest expense by year-to-date average assets.
(4)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

Results of Operations - Six months ended June 30, 2026 and June 30, 2025

Overview

The Company reported net income of $13.1 million for the six months ended June 30, 2026, an increase of $3.2 million or 32.4% when compared to the six months ended June 30, 2025. Diluted earnings per common share were $0.93 for the six months ended June 30, 2026, compared to diluted earnings per common share of $0.69 for the six months ended June 30, 2025, representing a 34.8% increase.

Net interest income for the six months ended June 30, 2026 increased $4.8 million or 16.6% compared to the same period of 2025, driven primarily by the increases in average balances and yields of the loan portfolio in combination with the decrease in rates of interest-bearing deposits.

The Company recorded a $281 thousand provision for credit losses for the six months ended June 30, 2026 compared to a $707 thousand provision for credit losses for the six months ended June 30, 2025. Additional discussion of the provision for credit losses is included below under the heading Provision for Credit Losses.

Non-interest income increased $716 thousand during the six months ended June 30, 2026 compared to the same period of 2025.  The increase was primarily driven by a $835 thousand gain as a result of the sale of an unaffiliated company in which the Company held an equity investment unit, in combination with a $51 thousand increase in other income, driven by the receipt of a class action settlement claim from a health insurance carrier, and a $43 thousand increase in mark-to-market adjustments on investments related to the Company’s non-qualified deferred compensation plan. These increases were partially offset by a $153 thousand decrease in bankers insurance commission coupled with a $91 thousand decline in gain on sale of SBA 7(a) loans, due to lower sales volumes.

Non-interest expense increased $1.9 million or 11.2% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 predominantly due to a $1.5 million or 14.6% increase in salaries and employee benefits, as a result of increases in incentive compensation, higher mark-to-market adjustments on the Company’s non-qualified deferred compensation plan and the impact of the annual salary merit increase.  Other expenses increased $302 thousand or 6.2% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.  Increases were primarily in state franchise tax and FDIC insurance, due to higher assessment bases, and an increase in marketing expense. Furniture and equipment expenses increased $62 thousand or 9.8% for the six months ended June 30, 2026 compared to the same period in 2025. The increase was due to investment and maintenance in technology.

The ROAA for the six months ended June 30, 2026 and 2025 was 1.13% and 0.89%, respectively. The ROAE for the six months ended June 30, 2026 and 2025 was 9.77% and 7.91%, respectively.

Net Interest Income and Net Interest Margin

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the six months ended June 30, 2026 and 2025.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

	For the Six Months Ended			For the Six Months Ended
	June 30, 2026			June 30, 2025
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$225,425	$2,668	2.39%	$228,940	$2,346	2.07%
Tax-exempt(1)	1,378	22	3.22%	1,379	22	3.22%
Total securities	$226,803	$2,690	2.39%	$230,319	$2,368	2.07%
Loans, net of unearned income(2):
Taxable	1,956,807	53,449	5.51%	1,851,710	49,770	5.42%
Tax-exempt(1)	19,691	459	4.70%	16,586	325	3.95%
Total loans, net of unearned income	$1,976,498	$53,908	5.50%	$1,868,296	$50,095	5.41%
Interest-bearing deposits in other banks	$126,480	$2,335	3.72%	$124,164	$2,756	4.48%
Total interest-earning assets	$2,329,781	$58,933	5.10%	$2,222,779	$55,219	5.01%
Total non-interest earning assets	11,727			13,020
Total assets	$2,341,508			$2,235,799
Liabilities & Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$357,407	$3,720	2.10%	$343,682	$3,961	2.32%
Money market accounts	369,827	4,361	2.38%	343,810	4,600	2.70%
Savings accounts	34,051	138	0.82%	42,574	211	1.00%
Time deposits	761,456	14,971	3.96%	724,806	15,528	4.32%
Total interest-bearing deposits	$1,522,741	$23,190	3.07%	$1,454,872	$24,300	3.37%
Federal funds purchased	222	4	3.63%	92	2	4.38%
Subordinated debt	24,893	698	5.65%	24,810	698	5.67%
Federal Home Loan Bank advances	55,917	1,097	3.96%	56,000	1,124	4.05%
Total interest-bearing liabilities	$1,603,773	$24,989	3.14%	$1,535,774	$26,124	3.43%
Demand deposits	450,336			429,322
Other liabilities	16,554			17,975
Total liabilities	$2,070,663			$1,983,071
Shareholders’ equity	$270,845			$252,728
Total liabilities and shareholders’ equity	$2,341,508			$2,235,799
Tax-equivalent net interest income and spread (Non-GAAP)(1)		$33,944	1.96%		$29,095	1.58%
Less: tax-equivalent adjustment		101			72
Net interest income and spread (GAAP)		$33,843	1.95%		$29,023	1.57%

Interest income/earnings assets			5.09%			5.00%
Interest expense/earning assets			2.16%			2.37%
Net interest margin			2.93%			2.63%
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)	Non-accrual loans are included in the average balances.

Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The following table, “Tax-Equivalent Net Interest Income,” reconciles net interest income to tax-equivalent net interest income, which is a non-GAAP measure.

Tax-Equivalent Net Interest Income

	Six months ended
	June 30,
(Dollars in thousands)	2026	2025
GAAP Financial Measurements:
Interest Income - Loans	$53,811	$50,027
Interest Income - Securities and Other Interest-Earning Assets	5,021	5,120
Interest Expense - Deposits	23,190	24,300
Interest Expense - Borrowings	1,799	1,824
Total Net Interest Income (GAAP)	$33,843	$29,023

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	97	68
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	4	4
Total Tax Benefit on Tax-Exempt Interest Income (1)	$101	$72
Tax-Equivalent Net Interest Income (Non-GAAP)	$33,944	$29,095

(1)Tax benefit was calculated using the federal statutory tax rate of 21%.

Tax-equivalent net interest income increased $4.8 million or 16.7% for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in fully tax-equivalent net interest income was driven by the increase in average balances and yields of the loan portfolio in combination with a decrease in the cost of interest-bearing deposits.

The net interest margin was 2.93% for the six months ended June 30, 2026, compared to 2.63% for the six months ended June 30, 2025. The 30 basis points increase in net interest margin was due to a combination of a 29 basis point decrease in the cost of interest-bearing liabilities and a nine basis point increase in yields in interest-earning assets coupled with higher average loan balances.

The cost of interest-bearing liabilities was 3.14% for the six months ended June 30, 2026 compared to 3.43% for the six months ended June 30, 2025.  Rates declined across all deposit categories, most notably in time deposits, money market accounts, and NOW deposit accounts, which declined 36 basis points, 32 basis points, and 22 basis points, respectively. Total cost of borrowings declined from 4.55% in the prior year period to 4.48% in the current year period, mainly as a result of refinancing a maturing Federal Home Loan Bank of Atlanta (“FHLB”) advance at a lower rate of interest during the first quarter of 2026.

The loan portfolio’s yield for the six months ended June 30, 2026 was 5.50% compared to 5.41% for the six months ended June 30, 2025, as variable rate loans repriced at higher prevailing rates subsequent to the second quarter of 2025. Average loans increased $108.2 million between the six months ended June 30, 2026 and 2025, which was primarily attributable to origination volume in the construction & development and residential mortgage loan portfolios subsequent to June 30, 2025.

The yield on interest-bearing deposits due from banks for the six months ended June 30, 2026 was 3.72% compared to 4.48% for the six months ended June 30, 2025. The decrease of 76 basis points was due to three fed funds rate cuts totaling 75 basis points, which occurred after June 30, 2025.

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

Rate/Volume Analysis

	For the Six Months Ended June 30,
	2026 and 2025
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$(42)	$364	$322
Tax-exempt(1)	—	—	—
Total securities	$(42)	$364	$322
Loans, net of unearned income:
Taxable	2,871	808	3,679
Tax-exempt(1)	73	61	134
Total loans, net of unearned income	$2,944	$869	$3,813
Interest-bearing deposits in other banks	$43	$(464)	$(421)
Total interest-earning assets	$2,945	$769	$3,714
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$77	$(318)	$(241)
Money market accounts	286	(525)	(239)
Savings accounts	(34)	(39)	(73)
Time deposits	710	(1,267)	(557)
Total interest-bearing deposits	$1,039	$(2,149)	$(1,110)
Federal funds purchased	2	—	2
Subordinated debt	2	(2)	—
Federal Reserve Bank borrowings	—	—	—
Federal Home Loan Bank advances	(1)	(26)	(27)
Total interest-bearing liabilities	$1,042	$(2,177)	$(1,135)
Change in tax-equivalent net interest income (Non-GAAP)	$1,903	$2,946	$4,849
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

Interest Income

Interest income increased by $3.7 million or 6.7% to $58.9 million on a fully tax-equivalent basis for the six months ended June 30, 2026 compared to $55.2 million for the six months ended June 30, 2025, driven by both an increase in rates and volume on interest-earning assets, primarily attributable to the Company’s loan portfolio.

Fully tax-equivalent interest income on loans increased $3.8 million or 7.6% as a result of increases in rates and volume. Average loans increased $108.2 million between the six months ended June 30, 2026 and 2025, which was primarily attributable to origination volume in the construction & development and residential mortgage loan portfolios subsequent to June 30, 2025.

Fully tax-equivalent interest income on investment securities increased $322 thousand or 13.6%, as a result of higher securities rates. The yield on investment securities increased to 2.39% for the six months ended June 30, 2026 as compared to 2.07% for the six months ended June 30, 2025.

Interest income on interest-bearing deposits in other banks decreased $421 thousand or 15.3% as a result of a 76 basis point decline in yield, which was directly related to three fed funds rate cuts totaling 75 basis points since June 30, 2025.

Interest Expense

Interest expense decreased $1.1 million to $25.0 million for the six months ended June 30, 2026 compared to $26.1 million for the six months ended June 30, 2025, primarily due to a decrease in rates on interest-bearing deposits, partially offset by an increase in volume of interest-bearing deposits. The decrease in rates on deposits was mainly a result of the repricing of the Company’s interest-bearing deposit accounts in conjunction with the decrease in federal funds benchmark interest rates that took place starting in September of 2025.

Provision for Credit Losses

The Company recorded a $281 thousand provision for credit losses for the six months ended June 30, 2026 compared to a $707 thousand provision for credit losses for the six months ended June 30, 2025. The provision for credit losses for the six months ended June 30, 2026 that is directly attributable to the funded loan portfolio was $528 thousand, while unfunded commitments provision was a recovery of $247 thousand.

The provision for credit losses during the six months ended June 30, 2026 was primarily a result of changes in the composition and volume of the loan portfolio in combination with the impact of charge-offs of three commercial SBA 7(a) loans recorded during the second quarter of 2026.  See “Asset Quality” below for additional information on the credit quality of the loan portfolio.

Non-interest Income

The Company’s recurring sources of non-interest income consist primarily of interchange income, gains on sale of government guaranteed loans, service charges on deposit accounts and insurance commissions. Generally speaking, loan fees are included in interest income on the loan portfolio and not reported as non-interest income.

The following table summarizes non-interest income for the six months ended June 30, 2026 and 2025.

	Six months ended
	June 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Service charges on deposit accounts
Overdrawn account fees	$31	$41	$(10)	(24.4)%
Account service fees	140	127	13	10.2%
Other service charges and fees
Interchange income	142	167	(25)	(15.0)%
Other charges and fees	180	127	53	41.7%
Gain on sale of other assets	835	—	835	N/M
Net gain (loss) on premises and equipment	—	(3)	3	(100.0)%
Insurance commissions	93	246	(153)	(62.2)%
Gain on sale of government guaranteed loans	6	97	(91)	(93.8)%
Non-qualified deferred compensation plan asset gains, net	249	206	43	20.9%
Other operating income	52	4	48	N/M
Total non-interest income	$1,728	$1,012	$716	70.8%

N/M – Not meaningful

Non-interest income increased $716 thousand or 70.8% during the six months ended June 30, 2026 compared to the same period of 2025.  The increase was primarily attributable to a $835 thousand gain as a result of the sale of an unaffiliated company in which the Company held an equity investment unit, in combination with a $53 thousand increase in other charges and fees due to higher early termination fees on customer’s time deposits, and a $48 thousand increase in other operating income driven by the receipt of a class action settlement claim from a health insurance carrier. These increases were partially offset by a $153 thousand decrease in bankers insurance commission coupled with a $91 thousand decline in gain on sale of SBA 7(a) loans, due to lower sales volume.

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

The following table summarizes non-interest expense for the six months ended June 30, 2026 and 2025.

	Six months ended
	June 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Salaries and employee benefits expense	$11,777	$10,277	$1,500	14.6%
Occupancy expense of premises	802	814	(12)	(1.5)%
Furniture and equipment expenses	693	631	62	9.8%
Advertising expense	250	157	93	59.2%
Data processing	1,201	1,168	33	2.8%
FDIC insurance	522	472	50	10.6%
Professional fees	488	526	(38)	(7.2)%
State franchise tax	1,329	1,238	91	7.4%
Bank insurance	127	120	7	5.8%
Vendor services	303	339	(36)	(10.6)%
Supplies, printing, and postage	58	61	(3)	(4.9)%
Director costs	364	339	25	7.4%
Other operating expenses	499	419	80	19.1%
Total non-interest expense	$18,413	$16,561	$1,852	11.2%

Non-interest expense increased $1.9 million or 11.2% during the six months ended June 30, 2026 compared to the same period in 2025. The increase was primarily due to a $1.5 million increase in salaries and employee benefits, as a result of increases in incentive compensation tied to performance, higher mark-to-market adjustments on the Company’s non-qualified deferred compensation plan and the impact of the annual salary merit increase.  Incentive compensation accruals can fluctuate materially from period to period, based upon the Company’s financial performance and conditions measured against, among other evaluation criteria, our strategic plan and budget. At the end of each year, the ultimate determination of the incentive compensation is approved by the Board of Directors. Advertising expense increased $93 thousand mainly due to various public relations and advertising initiatives. State franchise taxes increased $91 thousand due to a higher assessment base, mainly a result of the growth of the Company’s shareholder’s equity during the period.

Income Taxes

Income tax expense increased $902 thousand or 31.6% to $3.8 million for the six months ended June 30, 2026 compared to $2.9 million for the six months ended June 30, 2025. Our effective tax rate for the six months ended June 30, 2026 was 22.3% compared to 22.4% for the same period ended June 30, 2025.

Results of Operations – Three Months Ended June 30, 2026 and June 30, 2025

Overview

The Company reported net income of $7.0 million for the three months ended June 30, 2026, an increase of $1.9 million or 37.5% when compared to $5.1 million for the three months ended June 30, 2025. Diluted earnings per common share were $0.50 for the three months ended June 30, 2026, compared to diluted earnings per common share of $0.36 for the three months ended June 30, 2025, an increase of 38.9%.

Net interest income for the three months ended June 30, 2026 increased $2.4 million or 16.1% to $17.3 million compared to $14.9 million for the three months ended June 30, 2025, as a result of higher average balances and yields of loans coupled with the lower cost of interest-bearing deposits. During the same period, interest income increased $1.9 million or 6.8%, driven by higher interest income on loans, while interest expense declined by $0.5 million or 3.9%, predominantly due to lower interest expense on interest-bearing deposit categories. The annualized net interest margin for the three months ended June 30, 2026 was 2.99% as compared to 2.69% for the same period in 2025.

The Company recorded a $258 thousand provision for credit losses for the three months ended June 30, 2026 compared to $537 thousand for the three months ended June 30, 2025. Additional discussion of the provision for credit losses is included below under the heading Provision for Credit Losses.

Non-interest income increased $936 thousand or 184.6% during the second quarter of 2026 compared to the second quarter of 2025, which was primarily attributable to a $835 thousand gain as a result of the sale of an unaffiliated company in which the Company held an equity investment unit. Excluding this gain, non-interest income increased $101 thousand or 19.9% during the most recent quarter as compared to the prior year quarter, as a result of a $80 thousand increase in mark-to-market adjustments on investments related to the Company’s non-qualified deferred compensation plan, a $50 thousand increase in other fee income due to higher early termination fees on customers’ time deposits, and a $43 thousand increase in other income, as a result of receipt of a class action settlement claim from a health insurance carrier. These increases were partially offset by a $61 thousand decrease in gain on sale of SBA 7(a) loans.

Non-interest expense increased $1.2 million or 14.2% during the second quarter of 2026 compared to the second quarter of 2025 primarily resulting from an increase in salaries and employee benefits and higher marketing expense. Salaries and employee benefits increased $979 thousand, as a result of increases in incentive compensation, higher mark-to-market adjustments on the Company’s non-qualified deferred compensation plan and the impact of the annual salary merit increase. Marketing expense increased $130 thousand mainly due to various public relations and advertising initiatives.

The ROAA for the three months ended June 30, 2026 and June 30, 2025 were 1.20% and 0.91%, respectively. The ROAE for the three months ended June 30, 2026 and June 30, 2025 were 10.34% and 8.06%, respectively.

Net Interest Income and Net Interest Margin

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the three months ended June 30, 2026 and June 30, 2025.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

	For the Three Months Ended			For the Three Months Ended
	June 30, 2026			June 30, 2025
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$226,316	$1,387	2.46%	$227,792	$1,192	2.10%
Tax-exempt(1)	1,377	11	3.20%	1,379	11	3.20%
Total securities	$227,693	$1,398	2.46%	$229,171	$1,203	2.11%
Loans, net of unearned income(2):
Taxable	1,959,821	27,045	5.54%	1,851,793	25,092	5.43%
Tax-exempt(1)	18,985	227	4.80%	16,497	163	3.96%
Total loans, net of unearned income	$1,978,806	$27,272	5.53%	$1,868,290	$25,255	5.42%
Interest-bearing deposits in other banks	$121,274	$1,129	3.73%	$127,345	$1,422	4.48%
Total interest-earning assets	$2,327,773	$29,799	5.13%	$2,224,806	$27,880	5.03%
Total non-interest earning assets	11,809			14,149
Total assets	$2,339,582			$2,238,955
Liabilities & Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$343,551	$1,793	2.09%	$330,306	$1,834	2.23%
Money market accounts	364,861	2,178	2.39%	348,321	2,318	2.67%
Savings accounts	33,141	69	0.84%	42,092	107	1.02%
Time deposits	766,465	7,477	3.91%	728,908	7,742	4.26%
Total interest-bearing deposits	$1,508,018	$11,517	3.06%	$1,449,627	$12,001	3.32%
Federal funds purchased	440	4	3.65%	182	2	4.41%
Subordinated debt	24,904	349	5.62%	24,820	349	5.64%
Federal Home Loan Bank advances	56,440	545	3.87%	56,182	565	4.03%
Total interest-bearing liabilities	$1,589,802	$12,415	3.13%	$1,530,811	$12,917	3.38%
Demand deposits	460,863			433,798
Other liabilities	16,571			20,275
Total liabilities	$2,067,236			$1,984,884
Shareholders’ equity	$272,346			$254,071
Total liabilities and shareholders’ equity	$2,339,582			$2,238,955
Tax-equivalent net interest income and spread (Non-GAAP)(1)		$17,384	2.00%		$14,963	1.65%
Less: tax-equivalent adjustment		50			37
Net interest income and spread (GAAP)		$17,334	2.00%		$14,926	1.64%

Interest income/earnings assets			5.13%			5.02%
Interest expense/earning assets			2.14%			2.33%
Net interest margin			2.99%			2.69%
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)	Non-accrual loans are included in the average balances.

Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The following table, “Tax-Equivalent Net Interest Income,” reconciles net interest income to tax-equivalent net interest income, which is a non-GAAP measure.

Tax-Equivalent Net Interest Income

	Three months ended
	June 30,
(Dollars in thousands)	2026	2025
GAAP Financial Measurements:
Interest Income - Loans	$27,224	$25,220
Interest Income - Securities and Other Interest-Earning Assets	2,525	2,623
Interest Expense - Deposits	11,517	12,001
Interest Expense - Borrowings	898	916
Total Net Interest Income (GAAP)	$17,334	$14,926

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	48	35
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	2	2
Total Tax Benefit on Tax-Exempt Interest Income (1)	$50	$37
Tax-Equivalent Net Interest Income (Non-GAAP)	$17,384	$14,963

(1) Tax benefit was calculated using the federal statutory tax rate of 21%.

Tax-equivalent net interest income increased $2.4 million or 16.1% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, driven primarily by higher average balances and yields of the loan portfolio coupled with the lower rates on interest-bearing deposits.

The net interest margin was 2.99% for the three months ended June 30, 2026, compared to 2.69% for the three months ended June 30, 2025. The 30 basis point increase in net interest margin was primarily due to a 26 basis point reduction in rates on interest-bearing deposits and an 11 basis point increase in yields on the Company’s loans. In addition, average loans increased $110.5 million between the three months ended June 30, 2025 and the three months ended June 30, 2026, which was primarily attributable to origination volume in the construction & development and residential mortgage loan portfolios subsequent to June 30, 2025.

The loan portfolio’s yield for the three months ended June 30, 2026 was 5.53% compared to 5.42% for the three months ended June 30, 2025. The increase of 11 basis points was primarily attributable to an increase in yield on the Company’s commercial real estate portfolio along with higher average loan balances.

The yield on interest-bearing deposits due from banks for the three months ended June 30, 2026 was 3.73% compared to 4.48% for the three months ended June 30, 2025. The decrease of 75 basis points was directly attributable to three fed funds rate cuts totaling 75 basis points over the preceding twelve months.

The cost of interest-bearing liabilities was 3.13% for the three months ended June 30, 2026 compared to 3.38% for the three months ended June 30, 2025. Rates declined across all deposit categories, most notably in time deposits, money market accounts, and savings accounts, which declined by 35 basis points, 28 basis points, and 18 basis points, respectively.

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

Rate/Volume Analysis

	For the Three Months Ended June 30,
	2026 and 2025
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$(11)	$206	$195
Tax-exempt(1)	—	—	—
Total securities	$(11)	$206	$195
Loans, net of unearned income:
Taxable	1,490	463	1,953
Tax-exempt(1)	29	35	64
Total loans, net of unearned income	$1,519	$498	$2,017
Interest-bearing deposits in other banks	$(59)	$(234)	$(293)
Total interest-earning assets	$1,449	$470	$1,919
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$45	$(86)	$(41)
Money market accounts	95	(235)	(140)
Savings accounts	(19)	(19)	(38)
Time deposits	358	(623)	(265)
Total interest-bearing deposits	$479	$(963)	$(484)
Federal funds purchased	2	—	2
Subordinated debt	—	—	—
Federal Home Loan Bank advances	—	(20)	(20)
Total interest-bearing liabilities	$481	$(983)	$(502)
Change in tax-equivalent net interest income (Non-GAAP)	$968	$1,453	$2,421

(1) Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

Interest Income

Interest income increased $1.9 million or 6.9% to $29.8 million on a fully tax-equivalent basis for the three months ended June 30, 2026 compared to $27.9 million for the three months ended June 30, 2025, driven primarily by higher average balances and yields on the Company’s loan portfolio.

Fully tax-equivalent interest income on loans increased $2.0 million or 8.0% as a result of volume and rates increases. Average loans increased $110.5 million between the three months ended June 30, 2026 and the three months ended June 30, 2025, which was primarily attributable to origination volume in the construction & development and residential mortgage loan portfolios subsequent to June 30, 2025.

Fully tax-equivalent interest income on investment securities increased $195 thousand or 16.2% primarily as a result of an increase in rates. The yield on investment securities increased to 2.46% at June 30, 2026 from 2.11% at June 30, 2025.

Interest income on interest-bearing deposits in other banks decreased $293 thousand or 20.6% as a result of a decreases in rates and average balances.  The yield on interest-bearing deposits in other banks decreased from 4.48% to 3.73% between June 30, 2025 and June 30, 2026 and average balances declined $6.1 million during the same period.

Interest Expense

Interest expense decreased $502 thousand or 3.9% to $12.4 million for the three months ended June 30, 2026 compared to $12.9 million for the three months ended June 30, 2025, primarily due to a decrease in rates on interest-bearing deposits, partially offset by an increase in volume of interest-bearing deposits. The decrease in rates on deposits was mainly a result of the repricing of the Company’s deposit accounts in conjunction with the decrease in federal funds benchmark interest rates that took place starting in September of 2025.

Provision for Credit Losses

The Company recorded a $258 thousand provision for credit losses for the three months ended June 30, 2026 compared to $537 thousand for the three months ended June 30, 2025. The provision for credit losses for the three months ended June 30, 2026 that is directly attributable to the funded loan portfolio was $385 thousand, while provision for credit losses on unfunded loan commitments was a recovery of $127 thousand.

The provision for credit losses on funded loans during the most recent quarter reflected the growth of the Company’s loan portfolio, and the related change in the portfolio mix, in combination with the impact of charge-offs of three commercial SBA 7(a) loans during the three months ended June 30, 2026. Recovery of the provision for credit losses on unfunded loan commitments was due to lower amount of available loan commitments at June 30, 2026 as compared to December 31, 2025.

See “Asset Quality” section below for additional information on the credit quality of the loan portfolio.

Non-interest Income

The following table summarizes non-interest income for the three months ended June 30, 2026 and June 30, 2025.

	Three months ended
	June 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Service charges on deposit accounts
Overdrawn account fees	$17	$23	$(6)	(26.1)%
Account service fees	69	63	6	9.5%
Other service charges and fees
Interchange income	75	87	(12)	(13.8)%
Other charges and fees	109	54	55	101.9%
Gain on sale of other assets	835	—	835	N/M
Insurance commissions	29	33	(4)	(12.1)%
Gain on sale of government guaranteed loans	—	61	(61)	(100.0)%
Non-qualified deferred compensation plan asset gains/ (losses), net	262	182	80	44.0%
Other operating income	47	4	43	N/M
Total non-interest income	$1,443	$507	$936	184.6%

N/M – Not meaningful

Non-interest income was $1.4 million for the three months ended June 30, 2026 compared to $507 thousand for the same period in the prior year.  The $936 thousand increase in non-interest income was primarily attributable to a $835 thousand gain as a result of the sale of an unaffiliated company in which the Company held an equity investment unit. Excluding this gain, non-interest income increased $101 thousand or 19.9% during the most recent quarter as compared to the prior year quarter, as a result of an $80 thousand increase in mark-to-market adjustments on investments related to the Company’s non-qualified deferred compensation plan, a $55 thousand increase in other charges and fees due to higher early termination fees on customers’ time deposits, and a $43 thousand increase in other income, as a result of receipt of a class action settlement claim from a health insurance carrier. These increases were partially offset by a $61 thousand decrease in gain on sale of SBA 7(a) loans, due to lower sales volume.

Non-interest Expense

The following table summarizes non-interest expense for the three months ended June 30, 2026 and June 30, 2025.

	Three months ended
	June 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Salaries and employee benefits expense	$6,157	$5,178	$979	18.9%
Occupancy expense of premises	396	407	(11)	(2.7)%
Furniture and equipment expenses	347	315	32	10.2%
Advertising expense	125	(5)	130	N/M
Data processing	606	579	27	4.7%
FDIC insurance	246	225	21	9.3%
Professional fees	235	305	(70)	(23.0)%
State franchise tax	662	641	21	3.3%
Bank insurance	65	60	5	8.3%
Vendor services	151	175	(24)	(13.7)%
Supplies, printing, and postage	38	37	1	2.7%
Director costs	185	170	15	8.8%
Other operating expenses	277	226	51	22.6%
Total non-interest expense	$9,490	$8,313	$1,177	14.2%

Non-interest expense increased $1.2 million or 14.2% during the second quarter of 2026 compared to the second quarter of 2025 primarily resulting from an increase in salaries and employee benefits and higher marketing expense. Salaries and employee benefits increased $979 thousand, as a result of increases in incentive compensation, higher mark-to-market adjustments on the Company’s non-qualified deferred compensation plan and the impact of the annual salary merit increase. Incentive compensation accruals can fluctuate materially from quarter to quarter, based upon the Company’s financial performance and conditions measured against, among other evaluation criteria, our strategic plan and budget. At the end of each year, the ultimate determination of the incentive compensation is approved by the Board of Directors. Marketing expense increased $130 thousand mainly due to various public relations and advertising initiatives. These increases were partially offset by a $70 thousand decrease in professional fees as the Company incurred additional expenses related to the use of external advisors to assist the Company with various regulatory filings during the three months ended June 30, 2025.

Income Taxes

Income tax expense increased $530 thousand to $2.0 million for the three months ended June 30, 2026 compared to $1.5 million for the three months ended June 30, 2025. Our effective tax rate for the three months ended June 30, 2026 was 22.3% compared to 22.5% for the same period ended June 30, 2025.

Discussion and Analysis of Financial Condition

Assets, Liabilities, and Shareholders’ Equity

The Company’s total assets increased $69.9 million or 3.0% to $2.40 billion at June 30, 2026 compared to $2.33 billion at December 31, 2025. The increase in total assets was predominantly attributable to an increase in the Company’s loan portfolio and interest-bearing deposits in banks, which grew by $39.6 million and $29.1 million, respectively. All other asset categories stayed relatively unchanged since December 31, 2025.

The Company’s total liabilities increased $61.7 million or 3.0% to $2.13 billion at June 30, 2026 compared to $2.07 billion at December 31, 2025. The increase in total liabilities was due to a combination of a $40.0 million increase in federal funds purchased and a $20.7 million increase in deposits, driven by an $18.8 million increase in non-interest bearing deposits.

Shareholders’ equity increased $8.1 million or 3.0% to $273.8 million at June 30, 2026 compared to $265.6 million at December 31, 2025. The increase in shareholders’ equity was primarily attributable to net income earned during the current year, partially offset by cash dividends paid and a reduction of additional paid-in capital due to the Company’s share repurchases during the six months ended June 30, 2026. Book value per share was $19.40 as of June 30, 2026 compared to $18.69 as of December 31, 2025, an increase of 3.8%. During the six months ended June 30, 2026, the Company repurchased 103,507 shares of its common stock at a weighted average price of $19.69.

Investment Securities

The Company maintains a primarily fixed income investment securities portfolio that had a total carrying value of $213.7 million at June 30, 2026 and $212.3 million at December 31, 2025. The investment portfolio provides liquidity, interest income, credit risk diversification, means to manage interest rate sensitivity and collateral for secured public funds and secured credit lines. Investment securities are classified as available-for-sale or held-to-maturity based on management’s investment strategy and management’s assessment of the intent and ability to hold the securities until maturity. Investment securities that we may sell prior to maturity in response to changes in management’s investment strategy, liquidity needs, interest rate risk profile or for other reasons are classified as available-for-sale. The Company also had restricted stock and equity securities within its investment securities portfolio with total carrying values of $7.7 million and $3.1 million, respectively, at June 30, 2026 compared to $7.6 million and $2.8 million, respectively, at December 31, 2025.

During the six months ended June 30, 2026, the Company purchased 16 agency mortgage-backed fixed income securities, designated as available-for-sale, with the total carrying amount of $32.7 million and a weighted average purchase yield of 4.25%. The Company did not sell any fixed income investment securities during the six months ended June 30, 2026. The Company had $30.7 million in maturities and principal repayments on securities during the six months ended June 30, 2026, which were comprised of $13.3 million of U.S. Treasuries, $12.1 million of U.S. agency mortgage-backed securities, $3.3 million of U.S. agency collateralized mortgage obligation securities and $2.0 million of U.S. government and federal agencies securities.

The following table summarizes the amortized cost and fair value of the Company’s fixed income investment portfolio as of June 30, 2026 and December 31, 2025, respectively.

	June 30, 2026		December 31, 2025
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Held-to-maturity
U.S. Treasuries	$6,003	$5,704	$6,002	$5,694
U.S. government and federal agencies	35,297	32,236	35,314	32,380
U.S. agency collateralized mortgage obligations	15,453	12,332	16,163	13,157
Taxable municipal	6,016	5,280	6,024	5,270
U.S. agency mortgage-backed	24,023	20,182	24,918	21,074
Total Held-to-maturity Securities	$86,792	$75,734	$88,421	$77,575
Available-for-sale
U.S. Treasuries	$—	$—	$13,244	$13,132
U.S. government and federal agencies	4,991	4,800	6,976	6,820
Corporate bonds	3,000	2,881	3,000	2,820
U.S. agency collateralized mortgage obligations	28,440	22,966	31,019	25,693
Tax-exempt municipal	1,378	1,228	1,378	1,236
U.S. agency mortgage-backed	98,932	94,998	77,306	74,151
Total Available-for-sale Securities	$136,741	$126,873	$132,923	$123,852

In the prevailing rate environments as of June 30, 2026 and December 31, 2025, the Company’s fixed income investment portfolio had an estimated weighted average remaining life of approximately 4.0 years and 3.9 years, respectively. The available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 3.5 years and 3.1 years at June 30, 2026 and December 31, 2025, respectively. The held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 4.9 years and 5.2 years as of June 30, 2026 and December 31, 2025, respectively.

The following table summarizes the maturity composition of our fixed income investment securities as of June 30, 2026, including the weighted average yield of each maturity band. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

	June 30, 2026
	Amortized	Fair	Weighted-Average
(Dollars in thousands)	Cost	Value	Yield
Held-to-maturity
Due in one year or less	$—	$—	—
Due after one year through five years	41,898	38,875	1.28%
Due after five years through ten years	8,011	6,862	2.02%
Due after ten years	36,883	29,997	1.45%
Total Held-to-maturity Securities	$86,792	$75,734	1.42%
Available-for-sale
Due in one year or less	$1,031	$1,030	3.66%
Due after one year through five years	26,015	25,162	2.76%
Due after five years through ten years	63,997	61,922	3.63%
Due after ten years	45,698	38,759	2.11%
Total Available-for-sale Securities	$136,741	$126,873	2.96%

Loan Portfolio

Gross loans, net of unearned income, increased $39.6 million to $2.01 billion as of June 30, 2026 compared to $1.98 billion as of December 31, 2025. An increase in loans from December 31, 2025, was primarily attributable to growth in commercial real estate and residential real estate loans. The Company continues to maintain its disciplined underwriting standards while prudently pursuing loan growth opportunities that provide acceptable risk-adjusted returns.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial	$1,196,490	59.55%	$1,173,617	59.57%
Construction and land development	227,132	11.30%	222,659	11.30%
Residential	534,000	26.58%	522,990	26.54%
Commercial - Non Real Estate:
Commercial loans	51,062	2.54%	49,967	2.54%
Consumer - Non-Real Estate:
Consumer loans	663	0.03%	1,043	0.05%
Total Gross Loans	$2,009,347	100.00%	$1,970,276	100.00%
Allowance for loan credit losses	(20,196)		(19,805)
Net deferred loan costs	5,592		5,084
Total net loans	$1,994,743		$1,955,555

Asset Quality

The Company maintains policies and procedures to promote sound underwriting and to mitigate credit risk. The Chief Credit Officer is responsible for establishing credit risk policies and procedures, including underwriting and hold guidelines and credit approval authority, and monitoring credit exposure and performance of the Company’s lending-related transactions.

The Company’s asset quality remained strong during the quarter ended June 30, 2026. The Company did not have any non-accrual loans and had no other real estate owned assets as of June 30, 2026. A commercial SBA 7(a) loan previously designated as non-accrual at March 31, 2026, was paid in full by the SBA on June 2, 2026. A loan is placed on nonaccrual status when (i) the Company is advised by the borrower that scheduled principal or interest payments cannot be met, (ii) when management’s best judgment indicates that payment in full of principal and interest can no longer be expected, or (iii) when any such loan or obligation becomes delinquent for 90 days, unless it is both well-secured and in the process of collection.

During the six months ended June 30, 2026, the Company charged-off three commercial SBA 7(a) loans in the total amount of $172 thousand. These charge-offs represented the unguaranteed portions of the loans and we expect the SBA to fully pay the guaranteed portions.

The following table summarizes the Company’s asset quality as of June 30, 2026 and December 31, 2025.

(Dollars in thousands)	June 30, 2026		December 31, 2025
Nonaccrual loans	$—		$—
Loans past due 90 days and accruing interest	267		1,084
Other real estate owned and repossessed assets	—		—
Total nonperforming assets	$267		$1,084

Allowance for loan credit losses to nonperforming assets	75.6	x	18.3	x
Nonaccrual loans to total loans	0.00%		0.00%
Nonperforming loans to total loans	0.01%		0.05%

Allowance for Loan Credit Losses

Refer to the discussion in Note 1 of the audited financial statements and notes for the year ended December 31, 2025 contained in the Company’s 2025 Annual Report on Form 10-K for management’s approach to estimating the allowance for loan credit losses.

The Company recorded $172 thousand and $137 thousand of net charge-offs during the three and six months ended June 30, 2026, respectively, and had no net charge-offs or recoveries during the three or six months ended June 30, 2025. At June 30, 2026, the allowance for loan credit losses was $20.2 million or 1.00% of outstanding loans, net of unearned income, compared to $19.8 million or 1.00% of outstanding loans, net of unearned income, at December 31, 2025. The increase in the allowance for credit losses during the most recent quarter was predominantly driven by loan portfolio growth and the associated change in the portfolio mix.  Management believes the current allowance for credit losses is appropriate given the composition and performance of the loan portfolio.

The following table summarizes the Company’s loan loss experience by loan portfolio for the three and six months ended June 30, 2026 and June 30, 2025.

	Three Months Ended
	June 30, 2026		June 30, 2025
	Net	Net	Net	Net
	(charge-offs)	(charge-off)	(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)	recoveries	recovery rate (1)
Real estate loans:
Commercial	$—	—	$—	—
Construction and land development	—	—	—	—
Residential	—	—	—	—
Commercial loans	(172)	(1.38)%	—	—
Consumer loans	—	—	—	—
Total	$(172)		$—

Average loans outstanding during the period	$1,978,806		$1,868,290
Allowance coverage ratio (2)		1.00%		1.01%
Total net charge-off rate (annualized)		(0.03)%		—%
Allowance to nonaccrual loans ratio(3)		N/M		N/M

N/M – Not meaningful

(1)

The net (charge-off) recovery rate is calculated by dividing annualized total net (charge-offs) recoveries during the period by average gross loans, net of unearned income, outstanding during the period.

(2)	The allowance coverage ratio is calculated by dividing the allowance for loan credit losses at the end of the period by loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan credit losses at the end of the period by nonaccrual loans at the end of the period.

	Six Months Ended
	June 30, 2026		June 30, 2025
	Net	Net	Net	Net
	(charge-offs)	(charge-off)	(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)	recoveries	recovery rate (1)
Real estate loans:
Commercial	$—	—	$—	—
Construction and land development	—	—	—	—
Residential	—	—	—	—
Commercial loans	(137)	(0.57)%	—	—
Consumer loans	—	—	—	—
Total	$(137)		$—

Average loans outstanding during the period	$1,976,498		$1,868,296
Allowance coverage ratio (2)		1.00%		1.01%
Total net charge-off rate (annualized)		(0.01)%		—%
Allowance to nonaccrual loans ratio (3)		N/M		N/M

N/M – Not meaningful

(1)

The net (charge-off) recovery rate is calculated by dividing annualized total net (charge-offs) recoveries during the period by average gross loans, net of unearned income, outstanding during the period.

(2)	The allowance coverage ratio is calculated by dividing the allowance for loan credit losses at the end of the period by gross loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan credit losses at the end of the period by nonaccrual loans at the end of the period.

The following tables summarize the allowance for loan credit losses by portfolio with a comparison of the percentage composition in relation to total allowance for loan credit losses and total loans as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan Credit	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$11,016	54.55%	59.55%
Construction and land development	2,928	14.50%	11.30%
Residential	5,569	27.57%	26.58%
Commercial - Non-Real Estate:
Commercial loans	679	3.36%	2.54%
Consumer - Non-Real Estate:
Consumer loans	4	0.02%	0.03%
Total	$20,196	100.00%	100.00%

	December 31, 2025
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan Credit	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$11,177	56.43%	59.57%
Construction and land development	3,014	15.22%	11.30%
Residential	5,018	25.34%	26.54%
Commercial - Non-Real Estate:
Commercial loans	564	2.85%	2.54%
Consumer - Non-Real Estate:
Consumer loans	32	0.16%	0.05%
Total	$19,805	100.00%	100.00%

Management believes that the allowance for loan credit losses is adequate to absorb lifetime expected credit losses inherent in the portfolio as of June 30, 2026. There can be no assurance, however, that adjustments to the provision for (recovery of) credit losses will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; or changes in the circumstances of particular borrowers are criteria that could change and make adjustments to the provision for (recovery of) credit losses necessary.

Deposits

Total deposits increased $20.7 million or 1.0% to $1.99 billion as of June 30, 2026 compared to $1.97 billion as of December 31, 2025.

Non-interest bearing demand deposits increased $18.8 million or 4.3% to $451.5 million as of June 30, 2026 compared to $432.7 million at December 31, 2025. Non-interest bearing demand deposits represented 22.7% and 21.9% of total deposits at June 30, 2026 and December 31, 2025, respectively.

Interest-bearing deposits, which include NOW accounts, regular savings accounts, money market accounts, and time deposits, increased $1.9 million or 0.1% to $1.54 billion as of June 30, 2026 compared to $1.54 billion as of December 31, 2025. Interest-bearing deposits represented 77.3% and 78.1% of total deposits at June 30, 2026 and December 31, 2025, respectively.

The Company focuses on funding asset growth with deposit accounts, with an emphasis on core deposit growth, as its primary source of deposits. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, time deposits, reciprocal IntraFi Demand® deposits, reciprocal IntraFi Money Market® deposits and reciprocal IntraFi CD® deposits. Core deposits totaled $1.67 billion or 83.9% of total deposits and $1.67 billion or 84.7% of total deposits at June 30, 2026 and December 31, 2025, respectively.

The following table sets forth the average balances of deposits and the average interest rates paid for the three months ended June 30, 2026 and 2025.

	June 30, 2026		June 30, 2025
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$460,863		$433,798
Interest bearing:
NOW accounts	343,551	2.09%	330,306	2.23%
Money market accounts	364,861	2.39%	348,321	2.67%
Savings accounts	33,141	0.84%	42,092	1.02%
Time deposits	766,465	3.91%	728,908	4.26%
Total interest-bearing	1,508,018	3.06%	1,449,627	3.32%
Total	$1,968,881	2.35%	$1,883,425	2.56%

The following table sets forth the average balances of deposits and the average interest rates paid for the six months ended June 30, 2026 and 2025.

	June 30, 2026		June 30, 2025
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$450,336		$429,322
Interest bearing:
NOW accounts	357,407	2.10%	343,682	2.32%
Money market accounts	369,827	2.38%	343,810	2.70%
Savings accounts	34,051	0.82%	42,574	1.00%
Time deposits	761,456	3.96%	724,806	4.32%
Total interest-bearing	1,522,741	3.07%	1,454,872	3.37%
Total	$1,973,077	2.37%	$1,884,194	2.60%

The following table sets forth the maturity ranges of certificates of deposit with balances of $250,000 or more as of June 30, 2026.

	June 30, 2026
(Dollars in thousands)	Total	Uninsured
Three months or less	$47,825	$32,825
Over three through 6 months	33,514	20,514
Over 6 through 12 months	188,969	152,719
Over 12 months	100,739	93,989
Total	$371,047	$300,047

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $893.0 million at June 30, 2026 and $853.4 million at December 31, 2025. Included in these amounts were $189.2 million and $161.8 million of public fund deposits that are collateralized as of June 30, 2026 and December 31, 2025, respectively. Deposits that were not insured or not collateralized represented 35.2% and 35.1% of total deposits at June 30, 2026 and December 31, 2025, respectively.

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

Shareholders’ equity increased $8.1 million or 3.1% to $273.8 million at June 30, 2026 compared to $265.6 million at December 31, 2025. During the six months ended June 30, 2026, the increase in shareholders’ equity was primarily attributable to a $10.6 million increase in retained earnings, partially offset by a $1.8 million decrease in additional paid-in capital due to the Company’s share repurchases coupled with a $0.6 million increase in accumulated other comprehensive loss on the Company’s available-for-sale securities. Book value per share was $19.40 as of June 30, 2026 compared to $18.69 as of December 31, 2025.

In August of 2025, the Company’s Board of Directors authorized the extension of the Company’s stock repurchase program that was originally adopted in August of 2021. Under the stock repurchase program, the Company may repurchase up to 700,000 shares of its common stock, par value of $0.01 per share, or approximately 5% of its outstanding shares of common stock. The stock repurchase program will expire on August 31, 2026, or earlier if all the authorized shares have been repurchased.  The Company did not repurchase any shares of its outstanding common stock during the three months ended June 30, 2026 and repurchased 103,507 shares of its outstanding common stock during the six months ended June 30, 2026.

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

In addition to the liquidity provided by balance sheet cash flows, the Company supplements its liquidity with additional sources such as secured borrowing credit lines with the FHLB and the Federal Reserve Bank. Specifically, the Company has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and commercial loans to the Federal Reserve Bank. Based on collateral pledged as of June 30, 2026, the remaining FHLB available borrowing capacity was $469.0 million. Additional borrowing capacity with the Federal Reserve Bank was approximately $125.1 million as of June 30, 2026.

At June 30, 2026, the Company had three outstanding FHLB advances totaling $56.0 million with interest rates ranging from 3.61% to 3.98%.

Total liquidity, defined as cash and cash equivalents, unencumbered securities at fair value, and available secured borrowing capacity, was $827.2 million at June 30, 2026 compared to $827.0 million at December 31, 2025.

In addition to available secured borrowing capacity, the Company had available federal funds lines with correspondent banks of $70.0 million at June 30, 2026.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second fiscal quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Issuer purchases of Registered Equity Securities:

On August 18, 2021, the Company’s Board of Directors approved a share repurchase plan (the “Plan”) of up to 5% of outstanding common stock. As announced in a Current Report of Form 8-K filed with the SEC on August 19, 2025, the  Plan, which was set to expire on August 31, 2025, was extended to August 31, 2026. The first repurchase under the Plan occurred in May 2024. The following table reflects share repurchase activity during the three months ended June 30, 2026:

	Total Number of Shares Repurchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 2026	—	$—	—	457,850
May 2026	—	—	—	457,850
June 2026	—	—	—	457,850
	—	$—	—

(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)

During the fiscal quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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

101.0†

Interactive data files formatted in Inline eXtensible Business Reporting Language pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2026 and June 30, 2025 (unaudited), (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and June 30, 2025  (unaudited), (iv) the Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2026 and June 30, 2025 (unaudited), (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and June 30, 2025 (unaudited) and (vi) the Notes to the Consolidated Financial Statements.

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.0)

†Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2026

JOHN MARSHALL BANCORP, INC.

By:	/s/ Christopher W. Bergstrom
Name:	Christopher W. Bergstrom
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kent D. Carstater
Name:	Kent D. Carstater
Title:	Senior Executive Vice President, Chief Financial Officer
(Principal Financial Officer)