Form 10-Q
period 2026-09-30
John Marshall Bancorp, Inc.
filed 2026-11-06
CIK 1710482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 30, 2026, there were 14,111,934 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN MARSHALL BANCORP, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets		*
Cash and due from banks	$5,570	$6,492
Interest-bearing deposits in other banks	185,523	123,482
Total cash and cash equivalents	191,093	129,974
Securities available-for-sale, at fair value	133,407	123,852
Securities held-to-maturity at amortized cost, fair value of $72,700 and $77,575 as of September 30, 2026 and December 31, 2025, respectively	85,818	88,421
Restricted securities, at cost	7,725	7,644
Equity securities, at fair value	2,990	2,843
Loans, net of unearned income	2,011,096	1,975,360
Less: Allowance for loan credit losses	(19,799)	(19,805)
Loans, net	1,991,297	1,955,555
Bank premises and equipment, net	1,011	1,315
Accrued interest receivable	6,418	5,890
Right of use assets	4,159	4,551
Other assets	12,968	12,505
Total assets	$2,436,886	$2,332,550
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand deposits	$471,670	$432,733
Interest-bearing demand deposits	745,423	745,323
Savings deposits	29,708	34,683
Time deposits	817,463	759,546
Total deposits	2,064,264	1,972,285
Federal Home Loan Bank advances	56,000	56,000
Subordinated debt	24,937	24,875
Accrued interest payable	1,809	2,124
Lease liabilities	4,387	4,819
Other liabilities	8,364	6,809
Total liabilities	$2,159,761	$2,066,912
Commitments and contingencies (Note 7)
Shareholders’ Equity
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued	$—	$—
Common stock, nonvoting, par value $0.01 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, voting, par value $0.01 per share; authorized 30,000,000 shares; issued and outstanding, 14,111,934 shares at September 30, 2026, including 67,271 unvested shares, 14,214,603 shares at December 31, 2025, including 68,547 unvested shares	140	141
Additional paid-in capital	94,059	95,699
Retained earnings	193,615	176,913
Accumulated other comprehensive loss	(10,689)	(7,115)
Total shareholders’ equity	$277,125	$265,638
Total liabilities and shareholders’ equity	$2,436,886	$2,332,550

*Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest and Dividend Income
Interest and fees on loans	$28,060	$26,191	$81,871	$76,218
Interest on investment securities, taxable	1,369	1,043	3,802	3,145
Interest on investment securities, tax-exempt	9	9	27	27
Dividends	117	119	352	363
Interest on deposits in banks	1,741	1,583	4,075	4,339
Total interest and dividend income	$31,296	$28,945	$90,127	$84,092
Interest Expense
Deposits	$12,606	$12,424	$35,796	$36,725
Federal funds purchased	—	—	4	2
Federal Home Loan Bank advances	553	572	1,649	1,696
Subordinated debt	349	349	1,047	1,047
Total interest expense	$13,508	$13,345	$38,496	$39,470
Net Interest Income	$17,788	$15,600	$51,631	$44,622
Provision for (recovery of) credit losses	(318)	356	(38)	1,064
Net interest income after provision for (recovery of) credit losses	$18,106	$15,244	$51,669	$43,558
Non-interest Income
Service charges on deposit accounts	$85	$87	$256	$255
Other service charges and fees	144	135	466	429
Gain on sale of other assets	—	—	835	—
Insurance commissions	—	58	93	304
Gain on sale of government guaranteed loans	24	106	30	203
Non-qualified deferred compensation plan asset gains, net	17	158	266	364
Other income (loss)	(2)	109	50	110
Total non-interest income	$268	$653	$1,996	$1,665
Non-interest Expenses
Salaries and employee benefits	$5,151	$5,693	$16,928	$15,971
Occupancy expense of premises	389	405	1,191	1,218
Furniture and equipment expenses	344	329	1,037	959
Merger and acquisition expenses	332	—	332	—
Other operating expenses	2,463	2,607	7,605	7,446
Total non-interest expenses	$8,679	$9,034	$27,093	$25,594
Income before income taxes	$9,695	$6,863	$26,572	$19,629
Income Tax Expense	2,154	1,459	5,910	4,312
Net income	$7,541	$5,404	$20,662	$15,317
Earnings per share, basic	$0.53	$0.38	$1.46	$1.07
Earnings per share, diluted	$0.53	$0.38	$1.46	$1.07

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Income	$7,541	$5,404	$20,662	$15,317
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net of tax of $(777) and $196 for the three months ended September 30, 2026 and September 30, 2025, respectively. Unrealized (loss) gain on available-for-sale securities, net of tax of $(944) and $775 for the nine months ended September 30, 2026 and September 30, 2025, respectively.	(2,924)	736	(3,554)	2,914
Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax of $(2) and $(2) for the three months ended September 30, 2026 and September 30, 2025, respectively. Amortization of unrealized gains on securities transferred to held-to-maturity, net of tax of $(5) and $(6) for the nine months ended September 30, 2026 and September 30, 2025, respectively.	(6)	(6)	(20)	(21)
Total other comprehensive (loss) income	$(2,930)	$730	$(3,574)	$2,893
Total comprehensive income	$4,611	$6,134	$17,088	$18,210

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended September 30, 2026 and 2025

(In thousands, except share and per share data)

(Unaudited)

					Accumulated
					Other	Total
			Additional Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	(Loss)	Equity
Balance, June 30, 2025	14,181,356	$142	$96,485	$165,594	$(8,489)	$253,732
Net income	—	—	—	5,404	—	5,404
Other comprehensive income	—	—	—	—	730	730
Repurchase of common stock	(15,660)	—	(294)	—	—	(294)
Share-based compensation	—	—	120	—	—	120
Balance, September 30, 2025	14,165,696	$142	$96,311	$170,998	$(7,759)	$259,692

Balance, June 30, 2026	14,044,402	$140	$93,918	$187,485	$(7,759)	$273,784
Net income	—	—	—	7,541	—	7,541
Other comprehensive loss	—	—	—	—	(2,930)	(2,930)
Quarterly dividend declared on common stock ($0.10 per share)	—	—	—	(1,411)	—	(1,411)
Restricted stock vesting, net of 89 shares surrendered	261	—	(1)	—	—	(1)
Share-based compensation	—	—	142	—	—	142
Balance, September 30, 2026	14,044,663	$140	$94,059	$193,615	$(10,689)	$277,125

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2026 and 2025

(In thousands, except share and per share data)

(Unaudited)

					Accumulated
					Other	Total
			Additional Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Common Stock	Capital	Earnings	(Loss)	Equity
Balance, December 31, 2024	14,215,081	$142	$97,173	$159,951	$(10,652)	$246,614
Net income	—	—	—	15,317	—	15,317
Other comprehensive income	—	—	—	—	2,893	2,893
Repurchase of common stock	(95,103)	—	(1,651)	—	—	(1,651)
Annual dividend declared on common stock ($0.30 per share)	—	—	—	(4,270)	—	(4,270)
Exercise of stock options, net of 12,683 shares surrendered	43,541	—	446	—	—	446
Restricted stock vesting, net of 798 shares surrendered	2,177	—	(15)	—	—	(15)
Share-based compensation	—	—	358	—	—	358
Balance, September 30, 2025	14,165,696	$142	$96,311	$170,998	$(7,759)	$259,692

Balance, December 31, 2025	14,146,056	$141	$95,699	$176,913	$(7,115)	$265,638
Net income	—	—	—	20,662	—	20,662
Other comprehensive loss	—	—	—	—	(3,574)	(3,574)
Repurchase of common stock	(103,507)	(1)	(2,042)	—	—	(2,043)
Excise tax payment on repurchases of common stock	—	—	(18)	—	—	(18)
Quarterly dividend declared on common stock ($0.28 per share)	—	—	—	(3,960)	—	(3,960)
Restricted stock vesting, net of 212 shares surrendered	2,114	—	(4)	—	—	(4)
Share-based compensation	—	—	424	—	—	424
Balance, September 30, 2026	14,044,663	$140	$94,059	$193,615	$(10,689)	$277,125

The accompanying notes are an integral part of these consolidated financial statements.

JOHN MARSHALL BANCORP, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$20,662	$15,317
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	349	380
Right of use asset amortization	794	780
Provision for (recovery of) credit losses	(38)	1,064
Share-based compensation expense	424	358
Net accretion of securities	(275)	(146)
Fair value adjustment on equity securities	(266)	(364)
Amortization of debt issuance costs	62	63
Net loss on premises and equipment	3	3
Gain on sale of other assets	(835)	—
Deferred tax expense (benefit)	58	(337)
Gain on sale of government guaranteed loans	(30)	(203)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(528)	177
Increase in other assets	(2)	(1,009)
Decrease in accrued interest payable	(315)	(525)
Increase in other liabilities	889	152
Net cash provided by operating activities	$20,952	$15,710
Cash Flows from Investing Activities
Net increase in loans	$(36,219)	$(68,379)
Proceeds from sale of government guaranteed loans originally classified as held for investment	377	2,649
Purchase of available-for-sale securities	(51,187)	(13,987)
Proceeds from maturities, calls and principal repayments of available-for-sale securities	37,462	31,755
Proceeds from maturities, calls and principal repayments of held-to-maturity securities	2,525	2,637
Net purchases of restricted securities	(81)	(6)
Redemptions of equity securities	119	363
Proceeds from sale of other assets	1,265	—
Proceeds from sale of premises and equipment	—	47
Purchases of bank premises and equipment	(48)	(536)
Net cash used in investing activities	$(45,787)	$(45,457)
Cash Flows from Financing Activities
Net increase in deposits	$91,979	$76,413
Cash dividends paid	(3,960)	(4,270)
Issuance of common stock for share options exercised	—	446
Repurchase of shares for tax withholding on share-based compensation	(4)	(15)
Repurchase of common stock	(2,043)	(1,651)
Excise tax payment on repurchases of common stock	(18)	—
Net cash provided by financing activities	$85,954	$70,923
Net increase in cash and cash equivalents	$61,119	$41,176
Cash and cash equivalents, beginning of period	129,974	122,469
Cash and cash equivalents, end of period	$191,093	$163,645
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$38,749	$39,932
Total income taxes paid	5,332	4,157
Supplemental Disclosures of Noncash Transactions
Unrealized (loss) gain on securities available-for-sale	$(4,498)	$3,690
Right of use asset obtained in exchange for new operating lease liability	402	350

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for any other interim period or for the full year. All amounts and disclosures included in this quarterly report as of December 31, 2025, were derived from the Company’s audited consolidated financial statements.

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

Recent Accounting Pronouncements

ASU 2024-03: In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

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

Agreement and Plan of Merger

On September 7, 2026, the Company entered into an Agreement and Plan of Merger (the “merger agreement”) with Eagle Financial Services, Inc. (“Eagle”) and George Sub, Inc., a newly formed Virginia corporation and a wholly owned subsidiary of the Company. The merger agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Eagle (the “First Merger”), with Eagle continuing as the surviving corporation in the First Merger (the “Intermediate Surviving Corporation”), and immediately thereafter the Intermediate Surviving Corporation will merge with and into the Company, with the Company as the surviving corporation. Simultaneously with the First Merger, Eagle’s wholly owned bank subsidiary, Bank of Clarke, will merge with and into the Bank, with the Bank continuing as the surviving bank. The merger agreement was unanimously approved by the board of directors of the Company and unanimously approved by all present directors of the board of directors of Eagle.

Subject to the terms and conditions of the merger agreement, at the effective time of the First Merger, each outstanding share of common stock, par value $2.50 per share, of Eagle will be converted into the right to receive 2.00 shares of common stock, par value $0.01 per share, of the Company, with cash to be paid in lieu of any fractional shares. In connection with entering into the merger agreement, each director and certain executive officers of Eagle and each director and certain executive officers of the Company have entered into voting agreements with the Company and Eagle, pursuant to which each such director and certain executive officers have agreed, among other things, to vote his or her shares of Eagle common stock or Company common stock, as applicable, in favor of the approval the merger agreement and the transactions contemplated thereby, and against any action or agreement that could result in a material breach of any covenant, representation or warranty or other obligation of Eagle or the Company, as applicable, under the merger agreement, against any alternative acquisition proposal, and against any action or agreement that could reasonably be expected to impede, interfere with, prevent, delay, postpone, discourage, frustrate the purposes of or adversely affect the transactions contemplated by the merger agreement.

The transaction is expected to close early in the first quarter of 2027, subject to satisfaction of customary closing conditions, including receipt of required regulatory approvals and approval by the shareholders of both the Company and Eagle.

Note 2— Investment Securities

Available-for-Sale

Each of the securities in the Company’s available-for-sale investment portfolio is either covered by the explicit or implied guarantee of the United States government or one of its agencies or rated investment grade or higher. All available-for-sale securities were current with no securities past due or on nonaccrual as of September 30, 2026 or December 31, 2025.

The following tables summarize the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses at September 30, 2026 and December 31, 2025.

	September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$2,000	$—	$(22)	$1,978
U.S. government and federal agencies	4,997	—	(262)	4,735
Corporate bonds	2,000	—	(84)	1,916
U.S. agency collateralized mortgage obligations	27,590	—	(6,339)	21,251
Tax-exempt municipal	1,377	—	(261)	1,116
U.S. agency mortgage-backed	109,012	—	(6,601)	102,411
Total Available-for-sale Securities	$146,976	$—	$(13,569)	$133,407

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available-for-sale
U.S. Treasuries	$13,244	$—	$(112)	$13,132
U.S. government and federal agencies	6,976	2	(158)	6,820
Corporate bonds	3,000	—	(180)	2,820
U.S. agency collateralized mortgage obligations	31,019	7	(5,333)	25,693
Tax-exempt municipal	1,378	—	(142)	1,236
U.S. agency mortgage-backed	77,306	136	(3,291)	74,151
Total Available-for-sale Securities	$132,923	$145	$(9,216)	$123,852

The Company did not sell or recognize any gain or loss for any securities for the three and nine months ended September 30, 2026 and 2025.

Available-for-sale securities having a market value of $86.0 million and $54.8 million at September 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits. These securities had an amortized cost of $95.9 million and $58.6 million at September 30, 2026 and December 31, 2025, respectively.

The following tables summarize the fair value of securities available-for-sale at September 30, 2026 and December 31, 2025 and the corresponding amounts of gross unrealized losses. Management uses the valuations as of month-end in determining when securities are in an unrealized loss position. Therefore, a security’s market value could have exceeded its amortized cost on other days during the prior twelve-month period.

	September 30, 2026
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$1,978	$(22)	$—	$—	$1,978	$(22)
U.S. government and federal agencies	996	(1)	3,739	(261)	4,735	(262)
Corporate bonds	—	—	1,916	(84)	1,916	(84)
U.S. agency collateralized mortgage obligations	548	(4)	20,703	(6,335)	21,251	(6,339)
Tax-exempt municipal	—	—	1,116	(261)	1,116	(261)
U.S. agency mortgage-backed	66,633	(2,545)	35,778	(4,056)	102,411	(6,601)
Total Available-for-sale Securities	$70,155	$(2,572)	$63,252	$(10,997)	$133,407	$(13,569)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$—	$—	$13,132	$(112)	$13,132	$(112)
U.S. government and federal agencies	—	—	5,838	(158)	5,838	(158)
Corporate bonds	—	—	2,820	(180)	2,820	(180)
U.S. agency collateralized mortgage obligations	—	—	24,930	(5,333)	24,930	(5,333)
Tax-exempt municipal	—	—	1,236	(142)	1,236	(142)
U.S. agency mortgage-backed	11,214	(28)	46,318	(3,263)	57,532	(3,291)
Total Available-for-sale Securities	$11,214	$(28)	$94,274	$(9,188)	$105,488	$(9,216)

The Company had 160 and 137 securities in an unrealized loss position as of September 30, 2026 and December 31, 2025, respectively. The Company has evaluated available-for-sale securities in an unrealized loss position for credit related impairment at September 30, 2026 and December 31, 2025 and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no allowance for credit losses on available-for-sale securities at September 30, 2026.

The table below summarizes the contractual maturities of our available-for-sale investment securities as of September 30, 2026. Issuers may have the right to call or prepay certain obligations, and as such, the expected maturities of our securities may occur sooner than the scheduled contractual maturities presented below.

	September 30, 2026
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Available-for-sale
Due in one year or less	$1,060	$1,059
Due after one year through five years	27,552	26,394
Due after five years through ten years	64,193	60,457
Due after ten years	54,171	45,497
Total Available-for-sale Securities	$146,976	$133,407

In the prevailing rate environments as of both September 30, 2026 and December 31, 2025, the Company’s available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 3.5 years and 3.1 years, respectively.

Held-to-Maturity

Each of the securities in the Company’s held-to-maturity investment portfolio is either covered by the explicit or implied guarantee of the United States government or one of its agencies or rated investment grade or higher. All held-to-maturity securities were current with no securities past due or on nonaccrual as of September 30, 2026 or December 31, 2025.

The following tables summarize the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized losses at September 30, 2026 and December 31, 2025, respectively.

	September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,003	$—	$(302)	$5,701
U.S. government and federal agencies	35,288	—	(3,698)	31,590
U.S. agency collateralized mortgage obligations	15,025	—	(3,569)	11,456
Taxable municipal	6,011	—	(934)	5,077
U.S. agency mortgage-backed	23,491	—	(4,615)	18,876
Total Held-to-maturity Securities	$85,818	$—	$(13,118)	$72,700

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
U.S. Treasuries	$6,002	$—	$(308)	$5,694
U.S. government and federal agencies	35,314	—	(2,934)	32,380
U.S. agency collateralized mortgage obligations	16,163	—	(3,006)	13,157
Taxable municipal	6,024	—	(754)	5,270
U.S. agency mortgage-backed	24,918	—	(3,844)	21,074
Total Held-to-maturity Securities	$88,421	$—	$(10,846)	$77,575

Held-to-maturity securities having a market value of $52.4 million and $45.2 million at September 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits. These securities had an amortized cost of $60.0 million and $49.8 million at September 30, 2026 and December 31, 2025, respectively.

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

The Company’s held-to-maturity securities with credit risk were comprised of municipal bonds and had a credit rating of AA or better as of September 30, 2026. All other held-to-maturity securities are covered by the explicit or implied guarantee of the United States government or one of its agencies. The Company did not have an allowance for credit losses on held-to-maturity securities as of September 30, 2026 or December 31, 2025.

The table below summarizes the contractual maturities of our held-to-maturity investment securities as of September 30, 2026. Issuers may have the right to call or prepay certain obligations and as such, the expected maturities of our securities may occur sooner than the scheduled contractual maturities presented below.

	September 30, 2026
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Held-to-maturity
Due in one year or less	$999	$963
Due after one year through five years	40,879	37,397
Due after five years through ten years	8,006	6,502
Due after ten years	35,934	27,838
Total Held-to-maturity Securities	$85,818	$72,700

In the prevailing rate environments as of September 30, 2026 and December 31, 2025, the Company’s held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 4.7 years and 5.2 years, respectively.

Restricted Securities

The table below summarizes the carrying amounts of restricted securities as of September 30, 2026 and December 31, 2025.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Federal Reserve Bank Stock	$3,355	$3,342
Federal Home Loan Bank Stock	4,310	4,242
Community Bankers’ Bank Stock	60	60
Total Restricted Securities	$7,725	$7,644

Equity Securities

The Company held equity securities with readily determinable fair values totaling $3.0 million and $2.8 million at September 30, 2026 and December 31, 2025, respectively. These securities consist of mutual funds held in a trust and were obtained for the purpose of economically hedging changes in the Company’s nonqualified deferred compensation liability. Changes in the fair value of these securities are reflected in earnings. Gains of $17 thousand and $158 thousand were recorded in non-interest income in the Consolidated Statements of Income for the three months ended September 30, 2026 and September 30, 2025, respectively.  Gains of $266 thousand and $364 thousand were recorded in non-interest income in the Consolidated Statements of Income for the nine months ended September 30, 2026 and September 30, 2025, respectively.

Note 3— Loans

The following table presents the composition of the Company’s loan portfolio as of September 30, 2026 and December 31, 2025.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Real Estate Loans:
Commercial	$1,214,744	$1,173,617
Construction and land development	199,882	222,659
Residential	541,314	522,990
Commercial - Non-Real Estate:
Commercial loans	48,591	49,967
Consumer - Non-Real Estate:
Consumer loans	705	1,043
Total Gross Loans	$2,005,236	$1,970,276
Allowance for loan credit losses	(19,799)	(19,805)
Net deferred loan costs	5,860	5,084
Total net loans	$1,991,297	$1,955,555

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

The carrying value of loan servicing rights is periodically evaluated for impairment by comparing actual cash flows and estimated future cash flows from the loan servicing assets to those estimated at the time that the loan servicing assets were originated. Fair values are estimated using discounted expected future cash flows based on current market rates of interest. For purposes of measuring impairment, the loan servicing rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies its capitalized loan servicing rights based on product type and term of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the loan servicing rights exceeds their carrying value. Impairment, if deemed temporary, is recognized through a valuation allowance to the extent that fair value is less than the recorded amount.

At September 30, 2026 and December 31, 2025, the total outstanding principal balance of the Bank’s SBA 7(a) loan servicing portfolio, which is not included in the Company’s consolidated financial statements, totaled $9.2 million and $9.8 million, respectively. At September 30, 2026 and December 31, 2025, SBA servicing rights of $112 thousand and $138 thousand were recorded in other assets in the Consolidated Balance Sheets, respectively. There was no valuation allowance on loan servicing rights at September 30, 2026 or December 31, 2025.

Note 4— Allowance for Loan Credit Losses

The following tables present the activity in the allowance for loan credit losses for the nine months ended September 30, 2026 and 2025.

	September 30, 2026
	Real Estate
		Construction &
		Land
Dollars in thousands	Commercial	Development	Residential	Commercial	Consumer	Total
Beginning balance, December 31, 2025	$11,177	$3,014	$5,018	$564	$32	$19,805
Charge-offs	—	—	—	(172)	—	(172)
Recoveries	—	—	—	36	—	36
Provision for (recovery of) credit losses	(206)	(501)	641	226	(30)	130
Ending balance, September 30, 2026	$10,971	$2,513	$5,659	$654	$2	$19,799

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

There was one individually evaluated loan as of September 30, 2026. This loan was a commercial business SBA 7(a) loan with a total outstanding principal amount of $267 thousand, which was fully guaranteed by the SBA. As such, no individual reserve was required. There were no collateral dependent or individually evaluated loans as of December 31, 2025 or September 30, 2025.

Delinquency Information

The following tables present a summary of past due and nonaccrual loans by segment as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	30-59 Days	60-89 Days	90 Days or More		Total Past
	Past	Past	Past Due and	Nonaccrual	Due and		Total
(Dollars in thousands)	Due	Due	Still Accruing	Loans	Nonaccrual Loans	Current	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$—	$1,214,744	$1,214,744
Construction and land development	—	—	—	—	—	199,882	199,882
Residential	—	—	—	—	—	541,314	541,314
Commercial	—	—	—	267	267	48,324	48,591
Consumer	—	—	—	—	—	705	705
Total Loans	$—	$—	$—	$267	$267	$2,004,969	$2,005,236

	December 31, 2025
	30-59 Days	60-89 Days	90 Days or More		Total Past
	Past	Past	Past Due and	Nonaccrual	Due and		Total
(Dollars in thousands)	Due	Due	Still Accruing	Loans	Nonaccrual Loans	Current	Loans
Real Estate Loans
Commercial	$—	$—	$—	$—	$—	$1,173,617	$1,173,617
Construction and land development	—	—	—	—	—	222,659	222,659
Residential	370	756	—	—	1,126	521,864	522,990
Commercial	—	—	1,084	—	1,084	48,883	49,967
Consumer	—	—	—	—	—	1,043	1,043
Total Loans	$370	$756	$1,084	$—	$2,210	$1,968,066	$1,970,276

During the quarter ended September 30, 2026, the Company designated a commercial business SBA 7(a) loan as nonaccrual in the total amount of $267 thousand, representing the Company’s only nonaccrual loan as of September 30, 2026. This represented the guaranteed portion of a commercial business SBA 7(a) loan. The Company charged off the unguaranteed portion of the loan, in the total amount of $89 thousand, during the second quarter of 2026 and submitted a reimbursement claim to the SBA for the guaranteed portion. The Company had no other real estate owned assets as of September 30, 2026.

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

Internal
Days Past Due	Risk Rating
0 - 29 days	Pass
30-59 days	Special Mention
60-89 days	Substandard
90-119 days	Doubtful
120+ days	Loss

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of September 30, 2026.

	Term Loans by Year of Origination
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Total
Real Estate Loans - Commercial
Pass	$67,033	$113,755	$153,077	$78,263	$244,510	$539,080	$6,479	$1,202,197
Special mention	—	—	—	—	12,547	—	—	12,547
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Commercial	$67,033	$113,755	$153,077	$78,263	$257,057	$539,080	$6,479	$1,214,744

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Construction and land development
Pass	$36,306	$83,902	$25,029	$4,967	$10,014	$4,250	$35,414	$199,882
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Construction and land development	$36,306	$83,902	$25,029	$4,967	$10,014	$4,250	$35,414	$199,882

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Residential
Pass	$65,658	$81,002	$22,797	$49,148	$93,172	$199,954	$29,145	$540,876
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	438	—	438
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Residential	$65,658	$81,002	$22,797	$49,148	$93,172	$200,392	$29,145	$541,314

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$9,151	$8,115	$3,684	$2,500	$2,313	$5,688	$16,873	$48,324
Special mention	—	—	—	—	—	—	—	—
Substandard	—	267	—	—	—	—	—	267
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial Loans	$9,151	$8,382	$3,684	$2,500	$2,313	$5,688	$16,873	$48,591

Current period gross write-offs	$—	$172	$—	$—	$—	$—	$—	$172

Consumer Loans
Pass	$133	$15	$515	$27	$—	$—	$15	$705
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer Loans	$133	$15	$515	$27	$—	$—	$15	$705

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of December 31, 2025.

	Term Loans by Year of Origination
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Real Estate Loans - Commercial
Pass	$108,904	$146,921	$67,298	$259,998	$152,295	$420,305	$5,224	$1,160,945
Special mention	—	—	—	12,672	—	—	—	12,672
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Commercial	$108,904	$146,921	$67,298	$272,670	$152,295	$420,305	$5,224	$1,173,617

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Construction and land development
Pass	$72,568	$66,800	$22,339	$14,925	$773	$13,355	$30,815	$221,575
Special mention	—	—	—	—	—	1,084	—	1,084
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Construction and land development	$72,568	$66,800	$22,339	$14,925	$773	$14,439	$30,815	$222,659

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Loans - Residential
Pass	$92,918	$27,336	$59,483	$99,049	$109,931	$107,162	$26,355	$522,234
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	756	—	756
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Real Estate Loans - Residential	$92,918	$27,336	$59,483	$99,049	$109,931	$107,918	$26,355	$522,990

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$9,952	$4,277	$3,254	$2,948	$618	$6,202	$21,632	$48,883
Special mention	—	—	—	1,084	—	—	—	1,084
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial Loans	$9,952	$4,277	$3,254	$4,032	$618	$6,202	$21,632	$49,967

Current period gross write-offs	$—	$—	$—	$361	$—	$—	$—	$361

Consumer Loans
Pass	$463	$529	$36	$—	$—	$—	$15	$1,043
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer Loans	$463	$529	$36	$—	$—	$—	$15	$1,043

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Revolving loans that are converted to term loans are treated as new originations in both tables above and are presented by year of origination.

Modifications with Borrowers Experiencing Financial Difficulty

The allowance for loan credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination. The starting point for the estimate of the allowance for loan credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company may provide concessions to borrowers experiencing financial difficulty to minimize the economic loss and improve long-term loan performance and collectability. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. The Company did not make any loan modifications to borrowers experiencing financial difficulty during the nine months ended September 30, 2026 and 2025. There were also no instances of defaults on loans that occurred during the nine months ended September 30, 2026 and 2025 for loans that had been modified during the previous 12 months. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance because of the measurement methodologies used to estimate the allowance, a change to the allowance is generally not recorded upon modification.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $1.2 million and $1.3 million at September 30, 2026 and December 31, 2025, respectively, is separately classified within Other Liabilities on the Consolidated Balance Sheets. The recovery of the provision for credit losses recorded during the nine months ended September 30, 2026 was primarily due to a decrease in unfunded commitments.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the nine months ended September 30, 2026 and 2025.

Allowance for Credit Losses
(Dollars in thousands)	Unfunded Commitments
Beginning balance, December 31, 2025	$1,321
Recovery of credit losses	(168)
Ending balance, September 30, 2026	$1,153

Allowance for Credit Losses
(Dollars in thousands)	Unfunded Commitments
Beginning balance, December 31, 2024	$1,083
Provision for credit losses	67
Ending balance, September 30, 2025	$1,150

Note 5— Derivatives

The Company enters into interest rate swap agreements (“swaps”) with commercial loan customers to provide a facility for customers to manage their interest rate risk. These swaps are matched in exact offsetting terms with swaps that the Company enters into with an independent third party. These swaps qualify as derivatives, but are not designated as hedging instruments.

The following tables summarize the Company’s swaps at September 30, 2026 and December 31, 2025.

	September 30, 2026
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$5,537	$230	3.5 years	6.50%	5.16%
Pay variable/receive fixed swaps	5,537	(230)	3.5 years	5.16%	6.50%
Total interest rate swap agreements	$11,074	$—	3.5 years	5.83%	5.83%

	December 31, 2025
		Estimated	Weighted Average
	Notional	Fair	Years to	Receive	Pay
(Dollars in thousands)	Amount	Value	Maturity	Rate	Rate
Interest rate swap agreements:
Pay fixed/receive variable swaps	$22,823	$(175)	4.3 years	6.00%	6.26%
Pay variable/receive fixed swaps	22,823	175	4.3 years	6.26%	6.00%
Total interest rate swap agreements	$45,646	$—	4.3 years	6.13%	6.13%

The estimated fair value of the swaps at September 30, 2026 and December 31, 2025 was recorded in other assets and liabilities in the Consolidated Balance Sheets. The associated net gains and losses on the swaps are recorded in other income in the Consolidated Statements of Income.

Note 6— Deposits and Borrowings

The following table shows the components of the Company’s funding sources.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Deposits:
Non-interest bearing demand deposits(1)	$471,670	$432,733
Interest-bearing demand deposits(1)	745,423	745,323
Savings deposits	29,708	34,683
Time deposits(2)	817,463	759,546
Total Deposits	$2,064,264	$1,972,285

(1)	Overdraft demand deposits reclassified to loans totaled $1 thousand at September 30, 2026 and $118 thousand at December 31, 2025.
(2)	The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was $387.6 million and $337.6 million at September 30, 2026 and December 31, 2025, respectively.

The Company obtains certain deposits through the efforts of third-party brokers. Brokered deposits totaled $309.6 million and $301.9 million at September 30, 2026 and December 31, 2025, respectively, and were included in time deposits on the Company’s Consolidated Balance Sheets. At September 30, 2026, there were no depositors that represented 5% or more of the Company’s total deposits.

The following table presents the carrying value and interest rate ranges for the Company’s long-term debt as of September 30, 2026 and December 31, 2025.

			September 30, 2026	December 31, 2025
(Dollars in thousands)	Stated Interest Rate Range	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term Debt:
Federal Home Loan Bank advances	3.61% - 4.07%	3.89%	$56,000	$56,000
Subordinated debt	5.25%	5.25%	24,937	24,875
Total Long-term Debt			$80,937	$80,875

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

The Company, from time to time, uses Federal Home Loan Bank of Atlanta (“FHLB”) advances as a source of funding and to manage interest rate risk. FHLB advances are secured by a blanket floating lien on all real estate mortgage loans secured by 1-to-4 family residential, multi-family and commercial real estate properties. The interest rates on three outstanding advances range from 3.61% to 4.07%.  At September 30, 2026, these three outstanding FHLB advances totaled $56.0 million.  Available FHLB borrowing capacity based on collateral value amounted to approximately $437.2 million as of September 30, 2026.

The Company also has the capacity to borrow up to $112.0 million at the Federal Reserve discount window of which none had been drawn upon at September 30, 2026. The Bank had loans pledged at the Federal Reserve discount window totaling $155.6 million as of September 30, 2026.

The Company also has unsecured federal funds lines of credit with correspondent banks available for overnight borrowing of $110 million as of September 30, 2026. None of the federal funds lines of credit were drawn upon as of September 30, 2026.

The following table shows the carrying amount of the Company’s time deposits by contractual maturity as of September 30, 2026.

(Dollars in thousands)	September 30, 2026
Remainder of 2026	$122,106
2027	503,086
2028	187,959
2029	1,950
2030	1,994
Thereafter	368
Total	$817,463

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

The following table summarizes the contract or notional amount of the Company’s exposure to off-balance sheet risk as of September 30, 2026 and December 31, 2025.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Commitments to extend credit	$311,893	$343,944
Standby letters of credit	$11,250	$10,073

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

The vendor utilizes proprietary valuation matrices for valuing all municipal securities. The initial curves for determining the price, movement, and yield relationships within the municipal matrices are derived from industry benchmark curves or sourced from a municipal trading desk. The securities are further broken down according to issuer, credit support, state of issuance and rating to incorporate additional spreads to the industry benchmark curves.

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

The following tables summarize the fair value of assets measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

		Fair Value Measurements at September 30, 2026 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	September 30, 2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$1,978	$—	$1,978	$—
U.S. government and federal agencies	4,735	—	4,735	—
Corporate bonds	1,916	—	1,916	—
U.S. agency collateralized mortgage obligations	21,251	—	21,251	—
Tax-exempt municipal	1,116	—	1,116	—
U.S. agency mortgage-backed	102,411	—	102,411	—
Equity securities, at fair value	2,990	2,990	—	—
Interest rate swap agreements	230	—	230	—
Total assets at fair value	$136,627	$2,990	$133,637	$—

Liabilities:
Interest rate swap agreements	$230	$—	$230	$—
Total liabilities at fair value	$230	$—	$230	$—

		Fair Value Measurements at December 31, 2025 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. Treasuries	$13,132	$—	$13,132	$—
U.S. government and federal agencies	6,820	—	6,820	—
Corporate bonds	2,820	—	2,820	—
Collateralized mortgage obligations	25,693	—	25,693	—
Tax-exempt municipal	1,236	—	1,236	—
Mortgage-backed	74,151	—	74,151	—
Equity securities, at fair value	2,843	2,843	—	—
Interest rate swap agreements	175	—	175	—
Total assets at fair value	$126,870	$2,843	$124,027	$—

Liabilities:
Interest rate swap agreements	$175	$—	$175	$—
Total liabilities at fair value	$175	$—	$175	$—

Assets Measured at Fair Value on a Non-recurring Basis

Under certain circumstances, the Company makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a non-recurring basis in the financial statements:

Collateral Dependent Loans

In accordance with ASC 326, loans that do not share risk characteristics are evaluated on an individual basis. The Company designates individually evaluated loans on nonaccrual status as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk and loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. The measurement of loss associated with collateral dependent loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if an appraisal of the property is more than one year old and not solely based on observable market comparables, or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income. As of September 30, 2026 and December 31, 2025, there were no collateral dependent loans evaluated for the allowance of credit losses on an individual basis.

Other Real Estate Owned (“OREO”)

OREO is carried at the lower of cost or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value using observable market data, the Company records the property as Level 2. When an appraised value using observable market data is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the property as Level 3 valuation. Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The Company had no OREO as of September 30, 2026 or December 31, 2025.

The following tables present the carrying value and estimated fair value, including the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2026 and December 31, 2025.

		Fair Value Measurements at September 30, 2026 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	September 30, 2026	(Level 1)	(Level 2)	(Level 3)	September 30, 2026
Assets:
Cash and cash equivalents	$191,093	$191,093	$—	$—	$191,093
Securities:
Available-for-sale	133,407	—	133,407	—	133,407
Held-to-maturity	85,818	—	72,700	—	72,700
Equity securities, at fair value	2,990	2,990	—	—	2,990
Restricted securities, at cost	7,725	—	7,725	—	7,725
Loans, net of allowance	1,991,297	—	—	1,925,480	1,925,480
Interest rate swap agreements	230	—	230	—	230
Accrued interest receivable	6,418	—	6,418	—	6,418
Liabilities:
Time deposits	$817,463	$—	$816,285	$—	$816,285
Other deposits	1,246,801	1,246,801	—	—	1,246,801
Federal Home Loan Bank advances	56,000	—	56,449	—	56,449
Subordinated debt	24,937	—	—	24,051	24,051
Interest rate swap agreements	230	—	230	—	230
Accrued interest payable	1,809	—	1,809	—	1,809

		Fair Value Measurements at December 31, 2025 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying Value as of	Assets	Observable Inputs	Inputs	Fair Value as of
(Dollars in thousands)	December 31, 2025	(Level 1)	(Level 2)	(Level 3)	December 31, 2025
Assets:
Cash and cash equivalents	$129,974	$129,974	$—	$—	$129,974
Securities:
Available-for-sale	123,852	—	123,852	—	123,852
Held-to-maturity	88,421	—	77,575	—	77,575
Equity securities, at fair value	2,843	2,843	—	—	2,843
Restricted securities, at cost	7,644	—	7,644	—	7,644
Loans, net of allowance	1,955,555	—	—	1,889,187	1,889,187
Interest rate swap agreements	175	—	175	—	175
Accrued interest receivable	5,890	—	5,890	—	5,890
Liabilities:
Time deposits	$759,546	$—	$762,056	$—	$762,056
Other deposits	1,212,739	1,212,739	—	—	1,212,739
Federal Home Loan Bank advances	56,000	—	55,922	—	55,922
Subordinated debt	24,875	—	—	23,142	23,142
Interest rate swap agreements	175	—	175	—	175
Accrued interest payable	2,124	—	2,124	—	2,124

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

The following table summarizes the computation of earnings per share for the three and nine months ended September 30, 2026 and 2025.

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Earnings per common share - basic:
Income available to common shareholders (in thousands):
Net income	$7,541	$5,404	$20,662	$15,317
Less: Income attributable to unvested restricted stock awards	(36)	(19)	(99)	(55)
Net income available to common shareholders	$7,505	$5,385	$20,563	$15,262

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,112,126	14,223,765	14,138,945	14,256,539
Less: Unvested restricted stock	(67,588)	(50,812)	(67,750)	(51,182)
Weighted-average common shares outstanding - basic	14,044,538	14,172,953	14,071,195	14,205,357

Earnings per common share - basic	$0.53	$0.38	$1.46	$1.07

Earnings per common share - diluted:
Income available to common shareholders (in thousands):
Net income	$7,541	$5,404	$20,662	$15,317
Less: Income attributable to unvested restricted stock awards	(36)	(19)	(99)	(55)
Net income available to common shareholders	$7,505	$5,385	$20,563	$15,262

Weighted average shares outstanding:
Common shares outstanding, including unvested restricted stock	14,112,126	14,223,765	14,138,945	14,256,539
Less: Unvested restricted stock	(67,588)	(50,812)	(67,750)	(51,182)
Plus: Effect of dilutive options	—	—	—	6,525
Weighted-average common shares outstanding - diluted	14,044,538	14,172,953	14,071,195	14,211,882

Earnings per common share - diluted	$0.53	$0.38	$1.46	$1.07

The Company had no outstanding stock options during the three and nine months ended September 30, 2026. All stock options outstanding during the three and nine months ended September 30, 2025 were included in computing diluted earnings per share for the three and nine months ended September 30, 2025, as none had anti-dilutive effects.

Note 10— Stock Based Compensation Plan

The Company’s share-based compensation plan, approved by stockholders on June 17, 2025 (“2025 Plan”), provides for the grant of share-based awards in the form of incentive stock options, non-incentive stock options, restricted stock awards and restricted stock units to directors and employees. The Company reserved 425,000 shares of voting common stock for issuance under the 2025 Plan, of which 381,863 were available for grant in future periods as of September 30, 2026. Stock options to be granted under the 2025 Plan typically vest over five years and expire 10 years from the grant date. Under the 2025 Plan, the exercise price of options may not be less than

100% of fair market value at the grant date with a maximum term for an option award of 10 years from the grant date. The Company’s Compensation Committee administers the 2025 Plan and has the authority to determine the terms and conditions of each award thereunder.

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

There were no options granted during the nine months ended September 30, 2026 and September 30, 2025. The Company had no outstanding options as of September 30, 2026.

The Company did not record any share-based compensation expense applicable to the Company’s share-based compensation plans for stock options during the three and nine months ended September 30, 2026 and September 30, 2025.

The table below provides a summary of the restricted stock award activity for the nine months ended September 30, 2026.

	September 30, 2026
		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at January 1, 2026	68,547	$21.28
Granted	1,250	19.72
Vested	(2,326)	16.86
Forfeited	(200)	18.60
Nonvested at September 30, 2026	67,271	21.41

Compensation expense for restricted stock grants is recognized over the vesting period of the awards based on the fair value of the Company’s voting common stock at issue date. The fair value of the stock was determined using the closing stock price on the day of grant. The restricted stock grants vest over two to five years. The Company awarded restricted stock grants for 3,000 shares of common stock during the nine months ended September 30, 2025.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $142 thousand and $120 thousand for the three months ended September 30, 2026 and September 30, 2025, respectively. The total fair value of the shares, which vested during the three months ended September 30, 2026 and September 30, 2025, was $8 thousand and $0 thousand, respectively.

Share-based compensation expense applicable to the Company’s share-based compensation plans for restricted stock grants was $424 thousand and $358 thousand for the nine months ended September 30, 2026 and 2025, respectively. The total fair value of the shares, which vested during the nine months ended September 30, 2026 and 2025 was $48 thousand and $56 thousand, respectively.

Unrecognized share-based compensation expense related to nonvested restricted stock grants amounted to $1.0 million as of September 30, 2026. This amount is expected to be recognized over a weighted-average period of 1.85 years.

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

The Bank is subject to capital adequacy standards adopted by the Federal Reserve, including the capital rules that implemented the Basel III regulatory capital reforms developed by the Basel Committee on Banking Supervision. Failure to meet minimum capital requirements can initiate certain mandatory – possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that the Bank met all capital adequacy requirements to which it was subject as of September 30, 2026 and December 31, 2025.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, common equity Tier 1 to risk-weighted assets, and Tier 1 capital to average assets.

In addition to the minimum regulatory capital required for capital adequacy purposes, the Bank is required to maintain a minimum capital conservation buffer above those minimums in the form of common equity. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. The capital conservation buffer was 2.5% at September 30, 2026, and is applicable for the common equity Tier 1, Tier 1, and total capital ratios.

As of September 30, 2026, the most recent notification from the Federal Reserve Bank of Richmond (“Federal Reserve Bank”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institution must maintain minimum total risk-based, common equity Tier 1, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The table below provides a summary of the Bank’s capital ratios as of September 30, 2026 and December 31, 2025.

					Minimum To Be Well
			Minimum		Capitalized Under Prompt
			Capital Requirement(1)		Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2026
Total capital (to risk weighted assets)	$329,982	17.1%	$203,135	10.5%	$193,462	10.0%
Tier 1 capital (to risk weighted assets)	309,030	16.0%	164,443	8.5%	154,770	8.0%
Common equity tier 1 capital (to risk weighted assets)	309,030	16.0%	135,424	7.0%	125,750	6.5%
Tier 1 capital (to average assets)	309,030	12.7%	97,251	4.0%	121,563	5.0%

As of December 31, 2025
Total capital (to risk weighted assets)	$311,288	16.3%	$201,106	10.5%	$191,529	10.0%
Tier 1 capital (to risk weighted assets)	290,735	15.2%	162,800	8.5%	153,224	8.0%
Common equity tier 1 capital (to risk weighted assets)	290,735	15.2%	134,071	7.0%	124,494	6.5%
Tier 1 capital (to average assets)	290,735	12.5%	93,144	4.0%	116,430	5.0%

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

The following table shows the components of non-interest income for the three and nine months ended September 30, 2026 and 2025.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025
Service charges on deposit accounts (1)
Overdrawn account fees	$19	$24	$50	$65
Account service fees	66	63	206	190
Other service charges and fees (1)
Interchange income	76	82	218	249
Other charges and fees	68	53	248	180
Gain on sale of other assets	—	—	835	—
Net loss on premises and equipment (1)	(3)	—	(3)	(3)
Insurance commissions (1)	—	58	93	304
Gain on sale of government guaranteed loans	24	106	30	203
Non-qualified deferred compensation plan asset gains, net	17	158	266	364
Other operating income (2)	1	109	53	113
Total non-interest income	$268	$653	$1,996	$1,665
(1)	Income within the scope of ASC 606.
(2)

Includes other operating income within the scope of ASC 606 amounting to $1 thousand and $53 thousand for the three and nine months ended September 30, 2026, respectively. Includes no other operating income related to swap fee income on back-to-back loan swaps for the three and nine months ended September 30, 2026. Includes other operating income within the scope of ASC 606 amounting to $8 thousand and $12 thousand for the three and nine months ended September 30, 2025, respectively. Includes $101 thousand and $101 thousand other operating income related to swap fee income on back-to-back loan swaps for the three and nine months ended September 30, 2025, respectively.

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

Note 13— Other Operating Expenses

The following table shows the components of other operating expenses for the three and nine months ended September 30, 2026 and September 30, 2025.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025
Advertising expense	$98	$154	$348	$311
Data processing	601	566	1,803	1,734
FDIC insurance	252	250	774	722
Professional fees	231	280	720	806
State franchise tax	662	641	1,991	1,879
Director costs	186	169	550	508
Other operating expenses	433	547	1,419	1,486
Total other operating expenses	$2,463	$2,607	$7,605	$7,446

Note 14— Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax for the nine months ended September 30, 2026 and 2025.

	September 30, 2026
		Unrealized Gains on
		Securities Transferred from
	Unrealized Loss on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Loss
Beginning balance, January 1, 2026	$(7,166)	$51	$(7,115)
Net change during the period	(3,554)	(20)	(3,574)
Ending Balance, September 30, 2026	$(10,720)	$31	$(10,689)

	September 30, 2025
		Unrealized Gains on
		Securities Transferred from
	Unrealized Loss on	Available-for-sale to	Accumulated Other
(Dollars in thousands)	Available-for-sale Securities	Held-to-maturity	Comprehensive Loss
Beginning balance, January 1, 2025	$(10,732)	$80	$(10,652)
Net change during the period	2,914	(21)	2,893
Ending Balance, September 30, 2025	$(7,818)	$59	$(7,759)

The Company did not have any items reclassified out of accumulated other comprehensive income (loss) to net income during the nine months ended September 30, 2026 and 2025.

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

Non-GAAP measures used in this report consist of the following:

●	Core net income, core net income available to common shareholders, core earnings per common share - diluted, core ROAA, and core ROAE, reflecting adjustments related to merger and acquisition expenses incurred as a result of the pending merger with Eagle Financial Services, Inc. (“Eagle”), as well as a gain on sale of the Company’s equity investment unit in Bearing Insurance.
●	Core non-interest expenses, core total revenues, core non-interest expense to average assets, and core efficiency ratio reflecting adjustments related to merger and acquisition expenses incurred as a result of the pending merger with Eagle, as well as a gain on sale of the Company’s equity investment unit in Bearing Insurance.
●	Tax-equivalent net interest income.

These disclosures should not be viewed as a substitute for or more important than financial results in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures which may be presented by other companies. Where the non-GAAP financial measure is used, the comparable GAAP financial measure, as well as reconciliation to that comparable GAAP financial measure, as well as a statement of the company’s reasons for utilizing the non-GAAP financial measure, can be found within this discussion and analysis. Please refer to the table below for a reconciliation of these non-GAAP to comparable GAAP financial measures.

John Marshall Bancorp, Inc.

Reconciliation of Certain Non-GAAP Financial Measures (Unaudited)
(Dollar amounts in thousands, except share and per share data)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income (GAAP)	$7,541	$7,019	$5,404	$20,662	$15,317
Less: Gain on sale of other assets, net of tax (1)	-	(660)	-	(660)	-
Add: Merger and acquisition expenses, net of tax (1)	262	-	-	262	-
Core net income (Non-GAAP)	$7,803	$6,359	$5,404	$20,264	$15,317

Net income available to common shareholders (GAAP)	$7,505	$6,985	$5,385	$20,563	$15,262
Less: Gain on sale of other assets, net of tax (1)	-	(660)	-	(660)	-
Add: Merger and acquisition expenses, net of tax (1)	262	-	-	262	-
Core net income available to common shareholders (Non-GAAP)	$7,767	$6,325	$5,385	$20,165	$15,262

Total non-interest expenses (GAAP)	$8,679	$9,490	$9,034	$27,093	$25,594
Less: Merger and acquisition expenses	332	-	-	332	-
Core non-interest expenses (Non-GAAP)	$8,347	$9,490	$9,034	$26,761	$25,594

Net interest income (GAAP)	$17,788	$17,334	$15,600	$51,631	$44,622
Total non-interest income (GAAP)	268	1,443	653	1,996	1,665
Total revenues (GAAP)	18,056	18,777	16,253	53,627	46,287
Less: Gain on sale of other assets	-	(835)	-	(835)	-
Core total revenues (Non-GAAP)	18,056	17,942	16,253	52,792	46,287

Average assets (GAAP)	$2,435,078	$2,339,582	$2,289,352	$2,373,041	$2,254,226
Average equity (GAAP)	$277,572	$272,346	$257,993	$273,112	$254,484
Weighted-average common shares outstanding - diluted (GAAP)	14,044,538	14,044,290	14,172,953	14,071,195	14,211,882

Return on average assets (annualized) (GAAP)	1.23%	1.20%	0.94%	1.16%	0.91%
Core return on average assets (annualized) (Non-GAAP)	1.27%	1.09%	0.94%	1.14%	0.91%
Return on average equity (annualized) (GAAP)	10.78%	10.34%	8.31%	10.11%	8.05%
Core return on average equity (annualized) (Non-GAAP)	11.15%	9.37%	8.31%	9.92%	8.05%
Earnings per common share - diluted (GAAP)	$0.53	$0.50	$0.38	$1.46	$1.07
Core earnings per common share - diluted (Non-GAAP)	$0.55	$0.45	$0.38	$1.43	$1.07

Non-interest expense to average assets (annualized) (GAAP)	1.41%	1.63%	1.57%	1.53%	1.52%
Core non-interest expense to average assets (annualized) (Non-GAAP)	1.36%	1.63%	1.57%	1.51%	1.52%
Efficiency ratio (GAAP)	48.1%	50.5%	55.6%	50.5%	55.3%
Core efficiency ratio (Non-GAAP)	46.2%	52.9%	55.6%	50.7%	55.3%

Cautionary Note on Forward-Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on certain assumptions and describe future plans, strategies and expectations of the Company, Eagle, the combined company or otherwise relating to the proposed transaction of the Company and Eagle (the “proposed transaction”). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions or expressions of confidence. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those indicated in or implied by such forward-looking statements as a result of a variety of factors, many of which are beyond the control of the Company, Eagle and the combined company. Caution should be exercised against placing undue reliance on forward-looking statements. Factors which could cause actual results to differ materially include, but are not limited to, the following:

•	the occurrence of any event, change or other circumstances that could give rise to the right of the Company or Eagle to terminate the merger agreement;
•	the outcome of any legal proceedings or governmental inquiries or actions that may be instituted against the Company, Eagle or the combined company;
•	the possibility that the proposed transaction will not close when expected or at all because required regulatory, shareholder or other approvals or consents are not received or other conditions to the closing are not satisfied on a timely basis or at all, or are obtained subject to conditions that are not anticipated (and the risk that required regulatory approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed transaction);
•	the ability of the Company and Eagle to meet expectations regarding the timing, completion and accounting and tax treatments of the proposed transaction;
•	any changes of, including the risk that any announcements relating to the proposed transaction could have adverse effects on, the market price of the common stock of the Company or Eagle;
•	the possibility that the anticipated benefits or synergies of the proposed transaction will not be realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where the Company and Eagle do business, and such integration may be more difficult, time-consuming or costly than expected and may result in unexpected liabilities or operational disruptions;
•	certain restrictions during the pendency of the proposed transaction that may impact the Company’s and Eagle’s ability to pursue certain business opportunities or strategic transactions;
•	the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•	diversion of the Company management’s or Eagle management’s attention from ongoing business operations and opportunities;
•	revenues following the proposed transaction may be lower than expected;
•	the concentration of the Company’s business in the Washington, D.C. metropolitan area and the effect of changes in the economic, political and environmental conditions on this market, including shutdowns and potential reductions in spending by the United States government, and related reductions in the federal workforce;
•	adequacy of allowance for loan credit losses, allowance for unfunded commitments credit losses, and allowance for credit losses associated with the Company’s held-to-maturity and available-for-sale securities portfolios;
•	deterioration of the Company’s or Eagle’s asset quality;
•	future performance of the Company’s or Eagle’s loan portfolio with respect to recently originated loans;
•	the level of prepayments on loans and mortgage-backed securities;
•	liquidity, market volatility, interest rate and operational risks;
•	changes in the financial condition or results of operations that reduce capital of the Company, Eagle or the combined company;
•	the ability of the Company, Eagle or the combined company to maintain existing deposit relationships or attract new deposit relationships;
•	changes in consumer spending, borrowing, investment, repayment and savings habits;
•	inflation, recession and changes in interest rates (which, among other things, may reduce our margins or reduce the fair value of financial instruments);
•	changes in the monetary and fiscal policies of the United States government, including policies of the U.S. Treasury and the Federal Reserve;
•	risks related to new lines of business, products, product enhancements or services;
•	increased competition with other financial institutions and fintech companies;

•	adverse changes in the securities markets;
•	the dilution caused by the Company’s issuance of additional shares of its capital stock in connection with the proposed transaction;
•	changes in the financial condition or future prospects of issuers of securities that we own;
•	the Company’s and Eagle’s ability to maintain an effective risk management framework;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory structure and in regulatory fees and capital requirements;
•	compliance with legislative or regulatory requirements;
•	results of examination of the Company, Eagle or the combined company by regulators, including the possibility of requirements to increase allowance for credit losses or to write-down assets or take similar actions;
•	potential claims, damages, and fines related to litigation or government actions;
•	the effectiveness of the Company’s or Eagle’s internal controls over financial reporting and their ability to remediate any future material weakness in internal controls over financial reporting;
•	geopolitical conditions, including trade restrictions and tariffs, and acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to trade restrictions and tariffs, and acts or threats of terrorism and/or military conflicts, negatively impacting business and economic conditions in the U.S. and abroad;
•	the effects of weather-related or natural disasters, which may negatively affect the operations and/or loan portfolio and increase cost of conducting business of the Company or Eagle;
•	public health events (such as the COVID-19 pandemic) and governmental and societal responses thereto;
•	technological risks and developments, data privacy and security risks, and cyber threats, attacks, or events;
•	changes in accounting policies and practices;
•	the ability of the Company, Eagle or the combined company to successfully capitalize on growth opportunities;
•	the ability of the Company, Eagle or the combined company to retain or hire key employees or to maintain relationships with customers, suppliers or other business partners, including in connection with the announcement, pendency or completion of the proposed transaction;
•	risks related to the potential impact of general economic, political and market conditions, either nationally or in the relevant market area, including higher unemployment and lower real estate values;
•	implications of the Company’s status as a smaller reporting company and as an emerging growth company; and
•	other factors discussed in the Company’s and Eagle’s reports (such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K) filed with the SEC.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made and are based on information available at that time; and neither the Company nor Eagle undertakes, and each of them specifically disclaims, any obligation or duty to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or otherwise update such forward-looking statements, whether written or oral, except as required by applicable securities laws. The foregoing list of factors is not exhaustive, and other factors that may affect actual results or future events may emerge from time to time. Annualized, pro forma, projected and estimated numbers are used for illustrative purposes only, are not forecasts and may not reflect actual results.

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

As of September 30, 2026, the Company had total consolidated assets of $2.44 billion, total loans net of unearned income of $2.01 billion, total deposits of $2.06 billion and total shareholders’ equity of $277.1 million.

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

Selected Financial Data

The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of September 30, 2026 and 2025 and the selected income statement data for the three and nine months ended September 30, 2026 and September 30, 2025 have been derived from our consolidated financial statements.

As of or for the Three Months Ended	As of or for the Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Balance Sheet Data:
Loans, net of unearned income	$2,011,096	$1,938,108	$2,011,096	$1,938,108
Allowance for loan credit losses	19,799	19,714	19,799	19,714
Total assets	2,436,886	2,324,544	2,436,886	2,324,544
Deposits	2,064,264	1,968,828	2,064,264	1,968,828
Shareholders’ equity	277,125	259,692	277,125	259,692
Asset Quality Data:
Net charge-offs to average total loans, net of unearned income	0.00%	0.00%	0.01%	0.00%
Allowance for loan credit losses to nonperforming assets	74.2	x	N/M	74.2	x	N/M
Allowance for loan credit losses to total gross loans net of unearned income	0.98%	1.02%	0.98%	1.02%
Nonperforming assets to total assets	0.01%	0.00%	0.01%	0.00%
Nonperforming loans to total loans	0.01%	0.00%	0.01%	0.00%
Capital Ratios (Bank level):
Equity-to-total assets ratio	12.3%	12.1%	12.3%	12.1%
Total risk-based capital ratio	17.1%	16.6%	17.1%	16.6%
Tier 1 risk-based capital ratio	16.0%	15.5%	16.0%	15.5%
Common equity tier 1 ratio	16.0%	15.5%	16.0%	15.5%
Leverage ratio	12.7%	12.7%	12.7%	12.7%
Income Statement Data:
Interest and dividend income	$31,296	$28,945	$90,127	$84,092
Interest expense	13,508	13,345	38,496	39,470
Net interest income	$17,788	$15,600	$51,631	$44,622
Provision for credit losses	(318)	356	(38)	1,064
Non-interest income	268	653	1,996	1,665
Non-interest expense	8,679	9,034	27,093	25,594
Income before taxes	$9,695	$6,863	$26,572	$19,629
Income tax expense	2,154	1,459	5,910	4,312
Net income	$7,541	$5,404	$20,662	$15,317
Per Share Data and Shares Outstanding:
Weighted average common shares (basic)	14,044,538	14,172,953	14,071,195	14,205,357
Weighted average common shares (diluted)	14,044,538	14,172,953	14,071,195	14,211,882
Common shares outstanding	14,111,934	14,216,781	14,111,934	14,216,781
Earnings per share, basic	$0.53	$0.38	$1.46	$1.07
Earnings per share, diluted	$0.53	$0.38	$1.46	$1.07
Book value per share	$19.64	$18.27	$19.64	$18.27
Performance Ratios:
Return on average assets ("ROAA") (1)	1.23%	0.94%	1.16%	0.91%
Return on average equity ("ROAE") (2)	10.78%	8.31%	10.11%	8.05%
Net interest margin	2.91%	2.72%	2.92%	2.66%
Non-interest expense to average assets(3)	1.41%	1.57%	1.53%	1.52%
Efficiency ratio(4)	48.1%	55.6%	50.5%	55.3%

N/M – Not meaningful

(1)	ROAA is calculated by dividing year-to-date net income annualized by year-to-date average assets.
(2)	ROAE is calculated by dividing year-to-date net income annualized by year-to-date average equity.
(3)	Non-interest expense to average assets is calculated by dividing year-to-date annualized non-interest expense by year-to-date average assets.
(4)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

Results of Operations - Nine months ended September 30, 2026 and September 30, 2025

Pending Merger with Eagle Financial Services, Inc.

On September 8, 2026, the Company and Eagle, parent company of Bank of Clarke, jointly announced the signing of a definitive merger agreement. Under the terms of the agreement, among other things at closing, Eagle will merge with and into a wholly-owned subsidiary of the Company.  In the merger, each share of common stock, par value $2.50 per share, of Eagle, excluding certain specified shares owned by the Company, Eagle or their respective subsidiaries, that is issued and outstanding immediately prior to the completion of the merger, will be converted into the right to receive 2.00 shares of common stock, par value $0.01 per share, of the Company, with cash paid in lieu of fractional shares in accordance with the terms of the definitive merger agreement. Following the merger, the Company is projected to have approximately $4.3 billion in assets and 23 banking offices. The transaction is expected to close during the first quarter of 2027, subject to satisfaction of customary closing conditions, including regulatory and shareholder approvals.

Overview

The Company reported net income of $20.7 million for the nine months ended September 30, 2026, an increase of $5.3 million or 34.9% when compared to the nine months ended September 30, 2025. Adjusted for merger and acquisition expenses and a gain on sale of the Bearing Insurance investment unit recognized during the period, core net income (Non-GAAP) was $20.3 million, an increase of $4.9 million or 32.3%.

Diluted earnings per common share were $1.46 for the nine months ended September 30, 2026, compared to diluted earnings per common share of $1.07 for the nine months ended September 30, 2025, representing a 36.4% increase. Adjusted for merger and acquisition expenses and a gain on sale of the Bearing Insurance investment unit recognized during the period, core earnings per diluted common share (Non-GAAP) increased over the same period from $1.07 to $1.43, an increase of 33.6%.

Net interest income for the nine months ended September 30, 2026 increased $7.0 million or 15.7% compared to the same period of 2025, driven primarily by the increases in average balances and yields of the loan portfolio in combination with the decrease in rates of interest-bearing deposits. The annualized net interest margin for the nine months ended September 30, 2026 was 2.92% as compared to 2.66% for the same period in the prior year.

The Company recorded a $38 thousand recovery of provision for credit losses for the nine months ended September 30, 2026 compared to a $1.1 million provision for credit losses for the nine months ended September 30, 2025. Additional discussion of the provision for credit losses is included below under the heading Provision for Credit Losses.

Non-interest income increased $331 thousand or 19.9% during the nine months ended September 30, 2026 compared to the same period of 2025.  The increase was primarily driven by an $835 thousand gain recognized during the second quarter of 2026 as a result of the sale of Bearing Insurance in which the Company held an equity investment unit. This increase was partially offset by a $211 thousand decrease in bankers’ insurance commission due to the sale of the Bearing Insurance investment unit, a $173 thousand decline in the gain on sale of SBA 7(a) loans, a $101 decrease in swap fee income, and a $98 thousand decrease in mark-to-market adjustments on investments related to the Company’s non-qualified deferred compensation plan.

Non-interest expense increased $1.5 million or 5.9% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 predominantly due to a $957 thousand or 6.0% increase in salaries and employee benefits, as a result of increases in incentive compensation, the impact of the annual salary merit increase and higher cost of the healthcare insurance benefits. Additionally, the period included merger and acquisition expenses of $332 thousand coupled with a $159 thousand or 2.1% increase in other expenses driven by higher state franchise tax and FDIC insurance, due to an increase in respective assessment bases. Core non-interest expense (Non-GAAP) increased $1.2 million or 4.6% during the nine months ended September 30, 2026 compared to the same period in 2025.

For the nine months ended September 30, 2026, annualized non-interest expense to average assets was 1.53% compared to 1.52% for the nine months ended September 30, 2025. Adjusted for merger and acquisition expenses incurred during the period, annualized core non-interest expense to average assets (Non-GAAP) was 1.51%.

For the nine months ended September 30, 2026, the efficiency ratio declined to 50.5% compared to 55.3% for the nine months ended September 30, 2025. The improvement in the efficiency ratio was due to a 15.9% growth in total revenue, which outpaced a 5.9% growth in non-interest expense over the period. Adjusted for merger and acquisition expenses and the gain on sale of the Bearing Insurance equity investment unit recognized during the period, core efficiency ratio (Non-GAAP) for the nine months ended September 30, 2026 was 50.7%.

Annualized ROAA for the nine months ended September 30, 2026 and 2025 was 1.16% and 0.91%, respectively. Annualized ROAE for the nine months ended September 30, 2026 and 2025 was 10.11% and 8.05%, respectively. Adjusted for the previously mentioned non-recurring items incurred during the period, annualized core ROAA (Non-GAAP) and annualized core ROAE (Non-GAAP) were 1.14% and 9.92%, respectively.

Net Interest Income and Net Interest Margin

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the nine months ended September 30, 2026 and 2025.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2026			September 30, 2025
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$226,034	$4,154	2.46%	$226,070	$3,508	2.07%
Tax-exempt(1)	1,378	34	3.30%	1,379	34	3.30%
Total securities	$227,412	$4,188	2.46%	$227,449	$3,542	2.08%
Loans, net of unearned income(2):
Taxable	1,968,842	81,320	5.52%	1,866,217	75,818	5.43%
Tax-exempt(1)	19,602	697	4.75%	16,900	507	4.01%
Total loans, net of unearned income	$1,988,444	$82,017	5.51%	$1,883,117	$76,325	5.42%
Interest-bearing deposits in other banks	$145,889	$4,075	3.73%	$129,942	$4,339	4.46%
Total interest-earning assets	$2,361,745	$90,280	5.11%	$2,240,508	$84,206	5.03%
Total non-interest earning assets	11,296			13,718
Total assets	$2,373,041			$2,254,226
Liabilities & Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$356,190	$5,693	2.14%	$347,468	$6,018	2.32%
Money market accounts	375,042	6,832	2.44%	346,041	7,018	2.71%
Savings accounts	33,854	215	0.85%	42,853	331	1.03%
Time deposits	782,150	23,056	3.94%	730,532	23,358	4.27%
Total interest-bearing deposits	$1,547,236	$35,796	3.09%	$1,466,894	$36,725	3.35%
Federal funds purchased	147	4	3.64%	61	2	4.38%
Subordinated debt	24,904	1,047	5.62%	24,820	1,047	5.64%
Federal Home Loan Bank advances	55,945	1,649	3.94%	56,000	1,696	4.05%
Total interest-bearing liabilities	$1,628,232	$38,496	3.16%	$1,547,775	$39,470	3.41%
Demand deposits	455,071			434,238
Other liabilities	16,626			17,729
Total liabilities	$2,099,929			$1,999,742
Shareholders’ equity	$273,112			$254,484
Total liabilities and shareholders’ equity	$2,373,041			$2,254,226
Tax-equivalent net interest income and spread (Non-GAAP)(1)		$51,784	1.95%		$44,736	1.62%
Less: tax-equivalent adjustment		153			114
Net interest income and spread (GAAP)		$51,631	1.94%		$44,622	1.61%

Interest income/earnings assets			5.10%			5.02%
Interest expense/earning assets			2.18%			2.36%
Net interest margin			2.92%			2.66%
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)	Nonaccrual loans are included in the average balances.

Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The following table, “Tax-Equivalent Net Interest Income,” reconciles net interest income to tax-equivalent net interest income, which is a non-GAAP measure.

Tax-Equivalent Net Interest Income

	Nine months ended
	September 30,
(Dollars in thousands)	2026	2025
GAAP Financial Measurements:
Interest Income - Loans	$81,871	$76,218
Interest Income - Securities and Other Interest-Earning Assets	8,256	7,874
Interest Expense - Deposits	35,796	36,725
Interest Expense - Borrowings	2,700	2,745
Total Net Interest Income (GAAP)	$51,631	$44,622

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	146	107
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	7	7
Total Tax Benefit on Tax-Exempt Interest Income (1)	$153	$114
Tax-Equivalent Net Interest Income (Non-GAAP)	$51,784	$44,736

(1)Tax benefit was calculated using the federal statutory tax rate of 21%.

Tax-equivalent net interest income increased $7.0 million or 15.8% for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in fully tax-equivalent net interest income was driven by the increase in average balances and yields of the loan portfolio in combination with a decrease in the cost of interest-bearing deposits.

The net interest margin was 2.92% for the nine months ended September 30, 2026, compared to 2.66% for the nine months ended September 30, 2025. The 26 basis point increase in net interest margin was due to a combination of a 25 basis point decrease in the cost of interest-bearing liabilities and an eight basis point increase in yields in interest-earning assets coupled with higher average loan balances.

The cost of interest-bearing liabilities was 3.16% for the nine months ended September 30, 2026 compared to 3.41% for the nine months ended September 30, 2025.  Rates declined across all deposit categories, most notably in time deposits, money market accounts, and NOW deposit accounts, which declined 33 basis points, 27 basis points, and 18 basis points, respectively. Total cost of borrowings declined from 4.54% in the prior year period to 4.46% in the current year period, mainly as a result of an 11 basis point decline in the rate of Federal Home Loan Bank advances.

The loan portfolio’s yield for the nine months ended September 30, 2026 was 5.51% compared to 5.42% for the nine months ended September 30, 2025, as variable rate loans repriced at higher prevailing rates subsequent to the third quarter of 2025. Average loans increased $105.3 million between the nine months ended September 30, 2026 and 2025, which was primarily attributable to origination volume in the residential mortgage, commercial investor real estate and construction & development loan portfolios subsequent to September 30, 2025.

The yield on interest-bearing deposits due from banks for the nine months ended September 30, 2026 was 3.73% compared to 4.46% for the nine months ended September 30, 2025. The decrease of 73 basis points was due to a declining federal funds rate since September 30, 2025.

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

Rate/Volume Analysis

	For the Nine Months Ended September 30,
	2026 and 2025
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$(5)	$651	$646
Tax-exempt(1)	—	—	—
Total securities	$(5)	$651	$646
Loans, net of unearned income:
Taxable	4,239	1,263	5,502
Tax-exempt(1)	96	94	190
Total loans, net of unearned income	$4,335	$1,357	$5,692
Interest-bearing deposits in other banks	$445	$(709)	$(264)
Total interest-earning assets	$4,775	$1,299	$6,074
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$38	$(363)	$(325)
Money market accounts	493	(679)	(186)
Savings accounts	(56)	(60)	(116)
Time deposits	1,503	(1,805)	(302)
Total interest-bearing deposits	$1,978	$(2,907)	$(929)
Federal funds purchased	2	—	2
Subordinated debt	4	(4)	—
Federal Reserve Bank borrowings	—	—	—
Federal Home Loan Bank advances	(2)	(45)	(47)
Total interest-bearing liabilities	$1,982	$(2,956)	$(974)
Change in tax-equivalent net interest income (Non-GAAP)	$2,793	$4,255	$7,048
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

Interest Income

Interest income increased by $6.1 million or 7.2% to $90.3 million on a fully tax-equivalent basis for the nine months ended September 30, 2026 compared to $84.2 million for the nine months ended September 30, 2025, driven by both an increase in rates and volume on interest-earning assets, primarily attributable to the Company’s loan portfolio.

Fully tax-equivalent interest income on loans increased $5.7 million or 7.5% as a result of increases in rates and volume. Average loans increased $105.3 million between the nine months ended September 30, 2026 and 2025, which was primarily attributable to origination volume in the residential mortgage, commercial investor real estate and construction & development loan portfolios subsequent to September 30, 2025.

Fully tax-equivalent interest income on investment securities increased $646 thousand or 18.2%, as a result of higher securities rates. The yield on investment securities increased to 2.46% for the nine months ended September 30, 2026 as compared to 2.08% for the nine months ended September 30, 2025.

Interest income on interest-bearing deposits in other banks decreased $264 thousand or 6.1% as a result of a 73 basis point decline in yield, which was directly related to a declining federal funds rate since September 30, 2025.

Interest Expense

Interest expense decreased $974 thousand to $38.5 million for the nine months ended September 30, 2026 compared to $39.5 million for the nine months ended September 30, 2025, primarily due to a decrease in rates on interest-bearing deposits, partially offset by an increase in volume of interest-bearing deposits. The decrease in rates on deposits was mainly a result of the repricing of the Company’s interest-bearing deposit accounts in conjunction with the decrease in federal funds benchmark interest rates that took place subsequent to September of 2025.

Provision for Credit Losses

The Company recorded a $38 thousand recovery of provision for credit losses for the nine months ended September 30, 2026 compared to a $1.1 million provision for credit losses for the nine months ended September 30, 2025. The provision for credit losses for the nine months ended September 30, 2026 that is directly attributable to the funded loan portfolio was $130 thousand, while unfunded commitments provision was a recovery of $168 thousand.

The provision for credit losses during the nine months ended September 30, 2026 was primarily a result of changes in the composition and volume of the loan portfolio in combination with the impact of charge-offs of three commercial SBA 7(a) loans recorded during the second quarter of 2026, partially offset by the improving forecasted economic variables during the period.  See “Asset Quality” below for additional information on the credit quality of the loan portfolio.

Non-interest Income

The Company’s recurring sources of non-interest income consist primarily of interchange income, gains on sale of government guaranteed loans, service charges on deposit accounts and insurance commissions. Generally speaking, loan fees are included in interest income on the loan portfolio and not reported as non-interest income.

The following table summarizes non-interest income for the nine months ended September 30, 2026 and 2025.

	Nine months ended
	September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Service charges on deposit accounts
Overdrawn account fees	$50	$65	$(15)	(23.1)%
Account service fees	206	190	16	8.4%
Other service charges and fees
Interchange income	218	249	(31)	(12.4)%
Other charges and fees	248	180	68	37.8%
Gain on sale of other assets	835	—	835	N/M
Net gain (loss) on premises and equipment	(3)	(3)	—	—%
Insurance commissions	93	304	(211)	(69.4)%
Gain on sale of government guaranteed loans	30	203	(173)	(85.2)%
Non-qualified deferred compensation plan asset gains, net	266	364	(98)	(26.9)%
Other operating income	53	113	(60)	(53.1)%
Total non-interest income	$1,996	$1,665	$331	19.9%

N/M – Not meaningful

Non-interest income increased $331 thousand or 19.9% during the nine months ended September 30, 2026 compared to the same period of 2025.  The increase was primarily attributable to an $835 thousand gain as a result of the sale of Bearing Insurance in which the Company held an equity investment unit coupled with a $68 thousand increase in other charges and fees due to higher early termination fees on customers’ time deposits. These increases were partially offset by a $211 thousand decrease in bankers’ insurance commission due to the sale of Bearing Insurance investment unit, a $173 thousand decline in gain on sale of SBA 7(a) loans, due to lower sales volume, a $101 decline in swap fee income, and a $98 thousand decrease in mark-to-market adjustments on investments related to the Company’s non-qualified deferred compensation plan.

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

The following table summarizes non-interest expense for the nine months ended September 30, 2026 and 2025.

	Nine months ended
	September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Salaries and employee benefits expense	$16,928	$15,971	$957	6.0%
Occupancy expense of premises	1,191	1,218	(27)	(2.2)%
Furniture and equipment expenses	1,037	959	78	8.1%
Advertising expense	348	311	37	11.9%
Data processing	1,803	1,734	69	4.0%
FDIC insurance	774	722	52	7.2%
Professional fees	720	806	(86)	(10.7)%
State franchise tax	1,991	1,879	112	6.0%
Bank insurance	188	183	5	2.7%
Vendor services	453	490	(37)	(7.6)%
Supplies, printing, and postage	91	106	(15)	(14.2)%
Director costs	550	508	42	8.3%
Merger and acquisition expenses	332	—	332	N/M
Other operating expenses	687	707	(20)	(2.8)%
Total non-interest expense	$27,093	$25,594	$1,499	5.9%

Non-interest expense increased $1.5 million or 5.9% during the nine months ended September 30, 2026 compared to the same period in 2025. The increase was primarily due to a $957 thousand increase in salaries and employee benefits, as a result of increases in incentive compensation tied to performance, the impact of the annual salary merit increase and higher cost of the healthcare insurance benefits.  Incentive compensation accruals can fluctuate materially from period to period, based upon the Company’s financial performance and conditions measured against, among other evaluation criteria, our strategic plan and budget. At the end of each year, the ultimate determination of the incentive compensation is approved by the Board of Directors. During the period, the Company incurred $332 thousand in merger and acquisition expenses associated with the pending merger with Eagle. State franchise taxes and FDIC insurance increased $112 thousand and $52 thousand, respectively, due to an increase in respective assessment bases.

Income Taxes

Income tax expense increased $1.6 million or 37.1% to $5.9 million for the nine months ended September 30, 2026 compared to $4.3 million for the nine months ended September 30, 2025. Our effective tax rate for the nine months ended September 30, 2026 was 22.2% compared to 22.0% for the same period ended September 30, 2025.

Results of Operations – Three Months Ended September 30, 2026 and September 30, 2025

Overview

The Company reported net income of $7.5 million for the three months ended September 30, 2026, an increase of $2.1 million or 39.5% when compared to $5.4 million for the three months ended September 30, 2025. During the most recent quarter, the Company incurred $332 thousand of merger and acquisition expenses associated with the pending Eagle acquisition. Adjusting for these expenses, core net income (Non-GAAP) was $7.8 million, representing a 44.4% year-over-year increase.

Diluted earnings per common share were $0.53 for the three months ended September 30, 2026, compared to diluted earnings per common share of $0.38 for the three months ended September 30, 2025, an increase of 39.5%. Adjusted for merger and acquisition expenses recognized during the period, core earnings per diluted common share (Non-GAAP) increased over the same period from $0.38 to $0.55, an increase of 44.7%.

Net interest income for the three months ended September 30, 2026 increased $2.2 million or 14.0% to $17.8 million compared to $15.6 million for the three months ended September 30, 2025, as a result of higher average balances and yields of loans coupled with the lower cost of interest-bearing deposits. During the same period, interest income grew $2.4 million or 8.1%, driven by higher interest income on loans, while interest expense increased by $0.2 million or 1.2%, predominantly due to higher interest expense on interest-bearing deposit categories. The annualized net interest margin for the three months ended September 30, 2026 was 2.91% compared to 2.72% for the same period in 2025.

The Company recorded a $318 thousand recovery of provision for credit losses for the three months ended September 30, 2026 compared to a provision expense of $356 thousand for the three months ended September 30, 2025. Additional discussion of the provision for credit losses is included below under the heading Provision for Credit Losses.

Non-interest income decreased $385 thousand or 59.0% during the third quarter of 2026 compared to the third quarter of 2025. The main drivers of this decrease were a $141 thousand decrease in mark-to-market adjustments on investments related to the Company’s non-qualified deferred compensation plan, a $101 thousand decrease in swap fee income, an $82 thousand decrease in the gain on sale of SBA 7(a) loans, and a $58 thousand decrease in bankers’ insurance commission due to a sale of Bearing Insurance investment unit during the second quarter of 2026.

Non-interest expense decreased $355 thousand or 3.9% during the third quarter of 2026 compared to the third quarter of 2025, primarily resulting from a $542 thousand decrease in salaries and employee benefits due to a lower incentive compensation accrual, a decrease in mark-to-market adjustments on the Company’s non-qualified deferred compensation plan and higher commercial loan originations costs due to higher loan origination volume since the prior year period. These decreases were partially offset by the previously mentioned merger and acquisition expenses, incurred during the most recent quarter, related to the pending Eagle acquisition. Core non-interest expense (Non-GAAP) decreased $687 thousand or 7.6% during the three months ended September 30, 2026 compared to the same period in 2025.

For the three months ended September 30, 2026, annualized non-interest expense to average assets was 1.41% compared to 1.57% for the three months ended September 30, 2025.  This decrease was due to a decline in non-interest expense in combination with the growth in average assets during the period. Adjusted for merger and acquisition expenses incurred during the most recent quarter, annualized core non-interest expense to average assets (Non-GAAP) was 1.36%.

For the three months ended September 30, 2026, the efficiency ratio declined to 48.1% compared to 55.6% for the three months ended September 30, 2025. The improvement in the efficiency ratio was due to an 11.1% growth in total revenue coupled with a 3.9% decrease in non-interest expense over the period. Adjusted for merger and acquisition expenses incurred during the most recent quarter, core efficiency ratio (Non-GAAP) was 46.2%.

Annualized ROAA for the three months ended September 30, 2026 and September 30, 2025 was 1.23% and 0.94%, respectively. Annualized ROAE for the three months ended September 30, 2026 and September 30, 2025 was 10.78% and 8.31%, respectively. Adjusted for the merger and acquisition expenses incurred during the most recent quarter, annualized core ROAA (Non-GAAP) and annualized core ROAE (Non-GAAP) were 1.27% and 11.15%, respectively.

Net Interest Income and Net Interest Margin

The following table presents the average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the three months ended September 30, 2026 and September 30, 2025.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

	For the Three Months Ended			For the Three Months Ended
	September 30, 2026			September 30, 2025
		Interest Income /	Average		Interest Income /	Average
(Dollars in thousands)	Average Balance	Expense	Rate	Average Balance	Expense	Rate
Assets:
Securities:
Taxable	$227,233	$1,486	2.59%	$220,424	$1,162	2.09%
Tax-exempt(1)	1,377	11	3.17%	1,378	11	3.17%
Total securities	$228,610	$1,497	2.60%	$221,802	$1,173	2.10%
Loans, net of unearned income(2):
Taxable	1,992,518	27,872	5.55%	1,894,756	26,047	5.45%
Tax-exempt(1)	19,427	238	4.86%	17,519	182	4.12%
Total loans, net of unearned income	$2,011,945	$28,110	5.54%	$1,912,275	$26,229	5.44%
Interest-bearing deposits in other banks	$184,075	$1,741	3.75%	$141,309	$1,583	4.44%
Total interest-earning assets	$2,424,630	$31,348	5.13%	$2,275,386	$28,985	5.06%
Total non-interest earning assets	10,448			13,966
Total assets	$2,435,078			$2,289,352
Liabilities & Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$353,795	$1,973	2.21%	$354,918	$2,057	2.30%
Money market accounts	385,302	2,471	2.54%	350,431	2,418	2.74%
Savings accounts	33,468	77	0.91%	43,401	120	1.10%
Time deposits	822,864	8,085	3.90%	741,797	7,829	4.19%
Total interest-bearing deposits	$1,595,429	$12,606	3.13%	$1,490,547	$12,424	3.31%
Federal funds purchased	1	—	—%	1	—	N/M
Subordinated debt	24,924	349	5.56%	24,841	349	5.57%
Federal Home Loan Bank advances	56,001	553	3.92%	56,001	572	4.05%
Total interest-bearing liabilities	$1,676,355	$13,508	3.20%	$1,571,390	$13,345	3.37%
Demand deposits	464,386			443,909
Other liabilities	16,765			16,060
Total liabilities	$2,157,506			$2,031,359
Shareholders’ equity	$277,572			$257,993
Total liabilities and shareholders’ equity	$2,435,078			$2,289,352
Tax-equivalent net interest income and spread (Non-GAAP)(1)		$17,840	1.93%		$15,640	1.69%
Less: tax-equivalent adjustment		52			40
Net interest income and spread (GAAP)		$17,788	1.92%		$15,600	1.68%

Interest income/earnings assets			5.12%			5.05%
Interest expense/earning assets			2.21%			2.33%
Net interest margin			2.91%			2.72%
(1)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.
(2)	Nonaccrual loans are included in the average balances.

Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The following table, “Tax-Equivalent Net Interest Income,” reconciles net interest income to tax-equivalent net interest income, which is a non-GAAP measure.

Tax-Equivalent Net Interest Income

	Three months ended
	September 30,
(Dollars in thousands)	2026	2025
GAAP Financial Measurements:
Interest Income - Loans	$28,060	$26,191
Interest Income - Securities and Other Interest-Earning Assets	3,236	2,754
Interest Expense - Deposits	12,606	12,424
Interest Expense - Borrowings	902	921
Total Net Interest Income (GAAP)	$17,788	$15,600

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	50	38
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	2	2
Total Tax Benefit on Tax-Exempt Interest Income (1)	$52	$40
Tax-Equivalent Net Interest Income (Non-GAAP)	$17,840	$15,640

(1) Tax benefit was calculated using the federal statutory tax rate of 21%.

Tax-equivalent net interest income increased $2.2 million or 14.1% for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, driven primarily by higher average balances and yields of the loan portfolio coupled with the lower rates on interest-bearing deposits.

The net interest margin was 2.91% for the three months ended September 30, 2026, compared to 2.72% for the three months ended September 30, 2025. The 19 basis point increase in net interest margin was primarily due to an 18 basis point reduction in rates on interest-bearing deposits and a 10 basis point increase in yields on the Company’s loans. In addition, average loans increased $99.7 million between the three months ended September 30, 2026 and 2025, which was primarily attributable to origination volume in the residential mortgage, commercial investor real estate and construction & development loan portfolios subsequent to September 30, 2025.

The loan portfolio’s yield for the three months ended September 30, 2026 was 5.54% compared to 5.44% for the three months ended September 30, 2025. The increase of 10 basis points was primarily attributable to an increase in yields on the Company’s residential mortgage and commercial real estate portfolios along with higher average loan balances.

The yield on interest-bearing deposits due from banks for the three months ended September 30, 2026 was 3.75% compared to 4.44% for the three months ended September 30, 2025. The decrease of 69 basis points was directly attributable to the declining federal funds rate over the preceding twelve months.

The cost of interest-bearing liabilities was 3.20% for the three months ended September 30, 2026 compared to 3.37% for the three months ended September 30, 2025. Rates declined across all deposit categories, most notably in time deposits, money market accounts, and NOW accounts, which declined by 29 basis points, 20 basis points, and nine basis points, respectively.

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

Rate/Volume Analysis

	For the Three Months Ended September 30,
	2026 and 2025
	Increase
	(Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning Assets:
Securities:
Taxable	$42	$282	$324
Tax-exempt(1)	—	—	—
Total securities	$42	$282	$324
Loans, net of unearned income:
Taxable	1,368	457	1,825
Tax-exempt(1)	23	33	56
Total loans, net of unearned income	$1,391	$490	$1,881
Interest-bearing deposits in other banks	$402	$(244)	$158
Total interest-earning assets	$1,835	$528	$2,363
Interest-bearing Liabilities:
Interest-bearing deposits:
NOW accounts	$(42)	$(42)	$(84)
Money market accounts	209	(156)	53
Savings accounts	(23)	(20)	(43)
Time deposits	789	(533)	256
Total interest-bearing deposits	$933	$(751)	$182
Federal funds purchased	—	—	—
Subordinated debt	—	—	—
Federal Home Loan Bank advances	—	(19)	(19)
Total interest-bearing liabilities	$933	$(770)	$163
Change in tax-equivalent net interest income (Non-GAAP)	$902	$1,298	$2,200

(1) Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%.

Interest Income

Interest income increased $2.4 million or 8.2% to $31.3 million on a fully tax-equivalent basis for the three months ended September 30, 2026 compared to $29.0 million for the three months ended September 30, 2025, driven primarily by higher average balances and yields on the Company’s loan portfolio.

Fully tax-equivalent interest income on loans increased $1.9 million or 7.2% as a result of volume and rates increases. Average loans increased $99.7 million between the three months ended September 30, 2026 and the three months ended September 30, 2025, which was primarily attributable to origination volume in the residential mortgage, commercial investor real estate and construction & development loan portfolios subsequent to September 30, 2025.

Fully tax-equivalent interest income on investment securities increased $324 thousand or 27.6% primarily as a result of an increase in rates. The yield on investment securities increased to 2.60% for the three months ended September 30, 2026 from 2.10% for the three months ended September 30, 2025.

Interest income on interest-bearing deposits in other banks increased $158 thousand or 10.0% as a result of higher average balances, partially offset by lower yield.  Average balances of interest-bearing deposits in other banks increased by $42.8 million or 30.3% to

$184.1 million between September 30, 2025 and September 30, 2026, while the yield decreased from 4.44% to 3.75% during the same period.

Interest Expense

Interest expense increased $163 thousand or 1.2% to $13.5 million for the three months ended September 30, 2026 compared to $13.3 million for the three months ended September 30, 2025, primarily due to an increase in volume of interest-bearing deposits, partially offset by a decrease in rates on interest-bearing deposits. The decrease in rates on deposits was mainly a result of the repricing of the Company’s deposit accounts in conjunction with the decrease in federal funds benchmark interest rates that took place subsequent to September of 2025.

Provision for Credit Losses

The Company recorded a $318 thousand recovery of provision for credit losses for the three months ended September 30, 2026 compared to a provision expense of $356 thousand for the three months ended September 30, 2025. The provision for credit losses for the three months ended September 30, 2026 that is directly attributable to the funded loan portfolio was a recovery of $397 thousand, while provision for credit losses on unfunded loan commitments was an expense of $79 thousand.

The recovery of provision for credit losses on funded loans during the most recent quarter reflected a change in the loan portfolio mix in combination with the improved forecasts of unemployment rate and gross domestic product. See “Asset Quality” section below for additional information on the credit quality of the loan portfolio.

Non-interest Income

The following table summarizes non-interest income for the three months ended September 30, 2026 and September 30, 2025.

	Three months ended
	September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Service charges on deposit accounts
Overdrawn account fees	$19	$24	$(5)	(20.8)%
Account service fees	66	63	3	4.8%
Other service charges and fees
Interchange income	76	82	(6)	(7.3)%
Other charges and fees	68	53	15	28.3%
Net losses on premises and equipment	(3)	—	(3)	N/M
Insurance commissions	—	58	(58)	(100.0)%
Gain on sale of government guaranteed loans	24	106	(82)	(77.4)%
Non-qualified deferred compensation plan asset gains/ (losses), net	17	158	(141)	(89.2)%
Other operating income	1	109	(108)	(99.1)%
Total non-interest income	$268	$653	$(385)	(59.0)%

N/M – Not meaningful

Non-interest income was $268 thousand for the three months ended September 30, 2026 compared to $653 thousand for the same period in the prior year.  The main drivers of this $385 thousand decrease were a $141 thousand decrease in mark-to-market adjustments on investments related to the Company’s non-qualified deferred compensation plan, a $101 thousand decrease in swap fee income, an $82 thousand decrease in the gain on sale of SBA 7(a) loans due to lower sales volume, and a $58 thousand decrease in bankers’ insurance commission due to the sale of Bearing Insurance investment unit during the second quarter of 2026.

Non-interest Expense

The following table summarizes non-interest expense for the three months ended September 30, 2026 and September 30, 2025.

	Three months ended
	September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Salaries and employee benefits expense	$5,151	$5,693	$(542)	(9.5)%
Occupancy expense of premises	389	405	(16)	(4.0)%
Furniture and equipment expenses	344	329	15	4.6%
Advertising expense	98	154	(56)	(36.4)%
Data processing	601	566	35	6.2%
FDIC insurance	252	250	2	0.8%
Professional fees	231	280	(49)	(17.5)%
State franchise tax	662	641	21	3.3%
Bank insurance	61	63	(2)	(3.2)%
Vendor services	150	151	(1)	(0.7)%
Supplies, printing, and postage	33	45	(12)	(26.7)%
Director costs	186	169	17	10.1%
Merger and acquisition expense	332	—	332	N/M
Other operating expenses	189	288	(99)	(34.4)%
Total non-interest expense	$8,679	$9,034	$(355)	(3.9)%

Non-interest expense decreased $355 thousand or 3.9% during the third quarter of 2026 compared to the third quarter of 2025, primarily resulting from a $542 thousand decrease in salaries and employee benefits due to a lower incentive compensation accrual, a decrease in mark-to-market adjustments on the Company’s non-qualified deferred compensation plan and higher commercial loan origination costs due to higher loan origination volume since the prior year period. These decreases were partially offset by the previously mentioned merger and acquisition expenses, incurred during the most recent quarter, related to the pending acquisition of Eagle.

Income Taxes

Income tax expense increased $695 thousand to $2.2 million for the three months ended September 30, 2026 compared to $1.5 million for the three months ended September 30, 2025. Our effective tax rate for the three months ended September 30, 2026 was 22.2% compared to 21.3% for the same period ended September 30, 2025.

Discussion and Analysis of Financial Condition

Assets, Liabilities, and Shareholders’ Equity

The Company’s total assets increased $104.3 million or 4.5% to $2.44 billion at September 30, 2026 compared to $2.33 billion at December 31, 2025. The increase in total assets was predominantly attributable to a $62.0 million increase in interest-bearing deposits in banks, along with increases in the Company’s loan and available-for-sale investment securities portfolios, which grew by $35.7 million and $9.6 million, respectively. All other asset categories stayed relatively unchanged since December 31, 2025.

The Company’s total liabilities increased $92.8 million or 4.5% to $2.16 billion at September 30, 2026 compared to $2.07 billion at December 31, 2025. The increase in total liabilities was due to a $92.0 million increase in total deposits. Interest-bearing deposits grew $53.0 million, while non-interest bearing deposits increased $38.9 million during the period.

Shareholders’ equity increased $11.5 million or 4.3% to $277.1 million at September 30, 2026 compared to $265.6 million at December 31, 2025. The increase in shareholders’ equity was primarily attributable to net income earned during the current year, partially offset by an increase in accumulated other comprehensive loss, resulting from a decrease in the market value of our available-for-sale investment portfolio, along with cash dividends paid and a reduction of additional paid-in capital due to the Company’s share repurchases during the nine months ended September 30, 2026. Book value per share was $19.64 as of September 30, 2026 compared to $18.69 as of December 31, 2025, an increase of 5.1%. During the nine months ended September 30, 2026, the Company repurchased 103,507 shares of its common stock at a weighted average price of $19.69.

Investment Securities

The Company maintains a primarily fixed income investment securities portfolio that had a total carrying value of $219.2 million at September 30, 2026 and $212.3 million at December 31, 2025. The investment portfolio provides liquidity, interest income, credit risk diversification, means to manage interest rate sensitivity and collateral for secured public funds and secured credit lines. Investment securities are classified as available-for-sale or held-to-maturity based on management’s investment strategy and management’s assessment of the intent and ability to hold the securities until maturity. Investment securities that we may sell prior to maturity in response to changes in management’s investment strategy, liquidity needs, interest rate risk profile or for other reasons are classified as available-for-sale. The Company also had restricted stock and equity securities within its investment securities portfolio with total carrying values of $7.7 million and $3.0 million, respectively, at September 30, 2026 compared to $7.6 million and $2.8 million, respectively, at December 31, 2025.

During the nine months ended September 30, 2026, the Company purchased 24 agency mortgage-backed fixed income securities and one U.S. Treasury security, designated as available-for-sale, with the total carrying amount of $51.2 million and a weighted average purchase yield of 4.40%. The Company did not sell any fixed income investment securities during the nine months ended September 30, 2026. The Company had $40.0 million in maturities and principal repayments on securities during the nine months ended September 30, 2026, which were comprised of $19.2 million of U.S. agency mortgage-backed securities, $13.3 million of U.S. Treasuries, $4.5 million of U.S. agency collateralized mortgage obligation securities, $2.0 million of U.S. government and federal agencies securities, and $1.0 million of corporate securities.

The following table summarizes the amortized cost and fair value of the Company’s fixed income investment portfolio as of September 30, 2026 and December 31, 2025, respectively.

	September 30, 2026		December 31, 2025
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Held-to-maturity
U.S. Treasuries	$6,003	$5,701	$6,002	$5,694
U.S. government and federal agencies	35,288	31,590	35,314	32,380
U.S. agency collateralized mortgage obligations	15,025	11,456	16,163	13,157
Taxable municipal	6,011	5,077	6,024	5,270
U.S. agency mortgage-backed	23,491	18,876	24,918	21,074
Total Held-to-maturity Securities	$85,818	$72,700	$88,421	$77,575
Available-for-sale
U.S. Treasuries	$2,000	$1,978	$13,244	$13,132
U.S. government and federal agencies	4,997	4,735	6,976	6,820
Corporate bonds	2,000	1,916	3,000	2,820
U.S. agency collateralized mortgage obligations	27,590	21,251	31,019	25,693
Tax-exempt municipal	1,377	1,116	1,378	1,236
U.S. agency mortgage-backed	109,012	102,411	77,306	74,151
Total Available-for-sale Securities	$146,976	$133,407	$132,923	$123,852

In the prevailing rate environments as of both September 30, 2026 and December 31, 2025, the Company’s fixed income investment portfolio had an estimated weighted average remaining life of approximately 3.9 years. The available-for-sale investment portfolio had an estimated weighted average remaining life of approximately 3.5 years and 3.1 years at September 30, 2026 and December 31, 2025, respectively. The held-to-maturity investment portfolio had an estimated weighted average remaining life of approximately 4.7 years and 5.2 years as of September 30, 2026 and December 31, 2025, respectively.

The following table summarizes the maturity composition of our fixed income investment securities as of September 30, 2026, including the weighted average yield of each maturity band. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

	September 30, 2026
	Amortized	Fair	Weighted-Average
(Dollars in thousands)	Cost	Value	Yield
Held-to-maturity
Due in one year or less	$999	$963	0.90%
Due after one year through five years	40,879	37,397	1.36%
Due after five years through ten years	8,006	6,502	2.02%
Due after ten years	35,934	27,838	1.45%
Total Held-to-maturity Securities	$85,818	$72,700	1.45%
Available-for-sale
Due in one year or less	$1,060	$1,059	3.62%
Due after one year through five years	27,552	26,394	2.85%
Due after five years through ten years	64,193	60,457	3.73%
Due after ten years	54,171	45,497	2.58%
Total Available-for-sale Securities	$146,976	$133,407	3.14%

Loan Portfolio

Gross loans, net of unearned income, increased $35.7 million to $2.01 billion as of September 30, 2026 compared to $1.98 billion as of December 31, 2025. The increase in loans from December 31, 2025, was primarily attributable to growth in commercial real estate and residential real estate loans. The Company continues to maintain its disciplined underwriting standards while prudently pursuing loan growth opportunities that provide acceptable risk-adjusted returns.

The following table presents the Company’s composition of loans held for investment in dollar amounts and as a percentage of total gross loans as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial	$1,214,744	60.58%	$1,173,617	59.57%
Construction and land development	199,882	9.97%	222,659	11.30%
Residential	541,314	27.00%	522,990	26.54%
Commercial - Non Real Estate:
Commercial loans	48,591	2.42%	49,967	2.54%
Consumer - Non-Real Estate:
Consumer loans	705	0.03%	1,043	0.05%
Total Gross Loans	$2,005,236	100.00%	$1,970,276	100.00%
Allowance for loan credit losses	(19,799)		(19,805)
Net deferred loan costs	5,860		5,084
Total net loans	$1,991,297		$1,955,555

Asset Quality

The Company maintains policies and procedures to promote sound underwriting and to mitigate credit risk. The Chief Credit Officer is responsible for establishing credit risk policies and procedures, including underwriting and hold guidelines and credit approval authority, and monitoring credit exposure and performance of the Company’s lending-related transactions.

During the quarter ended September 30, 2026, the Company designated one commercial business SBA 7(a) loan as nonaccrual. As of September 30, 2026, the total outstanding principal amount of the loan was $267 thousand and is fully guaranteed by the SBA. The Company charged off the unguaranteed portion of the loan, in the total amount of $89 thousand, during the second quarter of 2026 and submitted a reimbursement claim to the SBA for the guaranteed portion. We expect the SBA to pay its guarantee and resolve our one nonaccruing loan. A loan is placed on nonaccrual status when (i) the Company is advised by the borrower that scheduled principal or interest payments cannot be met, (ii) when management’s best judgment indicates that payment in full of principal and interest can no longer be expected, or (iii) when any such loan or obligation becomes delinquent for 90 days, unless it is both well-secured and in the process of collection.

During the nine months ended September 30, 2026, the Company charged off three commercial SBA 7(a) loans in the total amount of $172 thousand. These charge-offs represented the unguaranteed portions of the loans.

The following table summarizes the Company’s asset quality as of September 30, 2026 and December 31, 2025.

(Dollars in thousands)	September 30, 2026		December 31, 2025
Nonaccrual loans	$267		$—
Loans past due 90 days and accruing interest	—		1,084
Other real estate owned and repossessed assets	—		—
Total nonperforming assets	$267		$1,084

Allowance for loan credit losses to nonperforming assets	74.2	x	18.3	x
Nonaccrual loans to total loans	0.01%		0.00%
Nonperforming loans to total loans	0.01%		0.05%

Allowance for Loan Credit Losses

Refer to the discussion in Note 1 of the audited financial statements and notes for the year ended December 31, 2025 contained in the Company’s 2025 Annual Report on Form 10-K for management’s approach to estimating the allowance for loan credit losses.

The Company recorded $1 thousand of net recoveries and $136 thousand of net charge-offs during the three months ended and nine months ended September 30, 2026, respectively. The Company recorded $1 thousand and $2 thousand of net recoveries during the three and nine months ended September 30, 2025, respectively. At September 30, 2026, the allowance for loan credit losses was $19.8 million or 0.98% of outstanding loans, net of unearned income, compared to $19.8 million or 1.00% of outstanding loans, net of unearned income, at December 31, 2025. Management believes the current allowance for credit losses is appropriate given the composition and performance of the loan portfolio.

The following table summarizes the Company’s loan loss experience by loan portfolio for the three and nine months ended September 30, 2026 and September 30, 2025.

	Three Months Ended
	September 30, 2026			September 30, 2025
	Net	Net		Net	Net
	(charge-offs)	(charge-off)		(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)		recoveries	recovery rate (1)
Real estate loans:
Commercial	$—	—		$—	—
Construction and land development	—	—		—	—
Residential	—	—		—	—
Commercial loans	1	0.01%		1	0.01%
Consumer loans	—	—		—	—
Total	$1			$1

Average loans outstanding during the period	$2,011,945			$1,912,275
Allowance coverage ratio (2)		0.98%			1.02%
Total net (charge-off) recovery rate (annualized)		0.00%			0.00%
Allowance to nonaccrual loans ratio(3)		74.2	x		N/M

N/M – Not meaningful

(1)

The net (charge-off) recovery rate is calculated by dividing annualized total net (charge-offs) recoveries during the period by average gross loans, net of unearned income, outstanding during the period.

(2)	The allowance coverage ratio is calculated by dividing the allowance for loan credit losses at the end of the period by loans, net of unearned income at the end of the period.
(3)	The allowance to nonaccrual loans ratio is calculated by dividing the allowance for loan credit losses at the end of the period by nonaccrual loans at the end of the period.

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Net	Net		Net	Net
	(charge-offs)	(charge-off)		(charge-offs)	(charge-off)
(Dollars in thousands)	recoveries	recovery rate (1)		recoveries	recovery rate (1)
Real estate loans:
Commercial	$—	—		$—	—
Construction and land development	—	—		—	—
Residential	—	—		—	—
Commercial loans	(136)	(0.37)%		2	0.01%
Consumer loans	—	—		—	—
Total	$(136)			$2

Average loans outstanding during the period	$1,988,444			$1,883,117
Allowance coverage ratio (2)		0.98%			1.02%
Total net (charge-off) recovery rate (annualized)		(0.01)%			0.00%
Allowance to nonaccrual loans ratio (3)		74.2	x		N/M

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

The following tables summarize the allowance for loan credit losses by portfolio with a comparison of the percentage composition in relation to total allowance for loan credit losses and total loans as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan Credit	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$10,971	55.42%	60.58%
Construction and land development	2,513	12.69%	9.97%
Residential	5,659	28.58%	27.00%
Commercial - Non-Real Estate:
Commercial loans	654	3.30%	2.42%
Consumer - Non-Real Estate:
Consumer loans	2	0.01%	0.03%
Total	$19,799	100.00%	100.00%

	December 31, 2025
	Allowance	Percent of Allowance	Percent of Loans in
	for Loan Credit	in Each Category to	Each Category to Total
(Dollars in thousands)	Losses	Total Allocated Allowance	Loans
Real Estate Loans:
Commercial	$11,177	56.43%	59.57%
Construction and land development	3,014	15.22%	11.30%
Residential	5,018	25.34%	26.54%
Commercial - Non-Real Estate:
Commercial loans	564	2.85%	2.54%
Consumer - Non-Real Estate:
Consumer loans	32	0.16%	0.05%
Total	$19,805	100.00%	100.00%

Management believes that the allowance for loan credit losses is adequate to absorb lifetime expected credit losses inherent in the portfolio as of September 30, 2026. There can be no assurance, however, that adjustments to the provision for (recovery of) credit losses will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; or changes in the circumstances of particular borrowers are criteria that could change and make adjustments to the provision for (recovery of) credit losses necessary.

Deposits

Total deposits increased $92.0 million or 4.7% to $2.06 billion as of September 30, 2026 compared to $1.97 billion as of December 31, 2025.

Non-interest bearing demand deposits increased $38.9 million or 9.0% to $471.7 million as of September 30, 2026 compared to $432.7 million at December 31, 2025. Non-interest bearing demand deposits represented 22.8% and 21.9% of total deposits at September 30, 2026 and December 31, 2025, respectively.

Interest-bearing deposits, which include NOW accounts, regular savings accounts, money market accounts, and time deposits, increased $53.0 million or 3.4% to $1.59 billion as of September 30, 2026 compared to $1.54 billion as of December 31, 2025. Interest-bearing deposits represented 77.2% and 78.1% of total deposits at September 30, 2026 and December 31, 2025, respectively.

The Company focuses on funding asset growth with deposit accounts, with an emphasis on core deposit growth, as its primary source of deposits. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, time deposits, reciprocal IntraFi Demand® deposits, reciprocal IntraFi Money Market® deposits and reciprocal IntraFi CD® deposits. Core deposits totaled $1.75 billion or 85.0% of total deposits and $1.67 billion or 84.7% of total deposits at September 30, 2026 and December 31, 2025, respectively.

The following table sets forth the average balances of deposits and the average interest rates paid for the three months ended September 30, 2026 and 2025.

	September 30, 2026		September 30, 2025
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$464,386		$443,909
Interest bearing:
NOW accounts	353,795	2.21%	354,918	2.30%
Money market accounts	385,302	2.54%	350,431	2.74%
Savings accounts	33,468	0.91%	43,401	1.10%
Time deposits	822,864	3.90%	741,797	4.19%
Total interest-bearing	1,595,429	3.13%	1,490,547	3.31%
Total	$2,059,815	2.43%	$1,934,456	2.55%

The following table sets forth the average balances of deposits and the average interest rates paid for the nine months ended September 30, 2026 and 2025.

	September 30, 2026		September 30, 2025
	Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Non-interest bearing	$455,071		$434,238
Interest bearing:
NOW accounts	356,190	2.14%	347,468	2.32%
Money market accounts	375,042	2.44%	346,041	2.71%
Savings accounts	33,854	0.85%	42,853	1.03%
Time deposits	782,150	3.94%	730,532	4.27%
Total interest-bearing	1,547,236	3.09%	1,466,894	3.35%
Total	$2,002,307	2.39%	$1,901,132	2.58%

The following table sets forth the maturity ranges of certificates of deposit with balances of $250,000 or more as of September 30, 2026.

	September 30, 2026
(Dollars in thousands)	Total	Uninsured
Three months or less	$33,706	$20,706
Over three through 6 months	108,326	80,576
Over 6 through 12 months	133,451	106,451
Over 12 months	112,123	105,623
Total	$387,606	$313,356

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $960.7 million at September 30, 2026 and $853.4 million at December 31, 2025. Included in these amounts were $200.3 million and $161.8 million of public fund deposits that are collateralized as of September 30, 2026 and December 31, 2025, respectively. Deposits that were not insured or not collateralized represented 36.8% and 35.1% of total deposits at September 30, 2026 and December 31, 2025, respectively.

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

Shareholders’ equity increased $11.5 million or 4.3% to $277.1 million at September 30, 2026 compared to $265.6 million at December 31, 2025. During the nine months ended September 30, 2026, the increase in shareholders’ equity was primarily attributable to a $16.7 million increase in retained earnings, partially offset by a $3.6 million increase in accumulated other comprehensive loss on the Company’s available-for-sale securities coupled with a $1.6 million decrease in additional paid-in capital due to the Company’s share repurchases. Book value per share was $19.64 as of September 30, 2026 compared to $18.69 as of December 31, 2025.

In August of 2026, the Company’s Board of Directors authorized the extension of the Company’s stock repurchase program that was originally adopted in August of 2021. Under the stock repurchase program, the Company may repurchase up to 700,000 shares of its common stock, par value of $0.01 per share, or approximately 5% of its outstanding shares of common stock. The stock repurchase program will expire on August 31, 2027, or earlier if all the authorized shares have been repurchased.  The Company did not repurchase any shares of its outstanding common stock during the three months ended September 30, 2026 and repurchased 103,507 shares of its outstanding common stock during the nine months ended September 30, 2026.

Liquidity

Liquidity reflects a financial institution’s ability to fund assets and meet current and future financial obligations. Liquidity is essential in all banks to meet customer withdrawals, compensate for balance sheet fluctuations, and provide funds for growth. Monitoring and managing liquidity measurements is critical in developing prudent and effective balance sheet management. Management conducts liquidity stress testing on a quarterly basis to prepare for unexpected adverse scenarios and contemporaneously develops mitigating strategies to reduce losses in the event of an economic downturn.

The Company’s principal source of liquidity and funding is its deposit base. The level of deposits necessary to support the Company’s lending and investment activities is determined through monitoring loan demand.

In addition to the liquidity provided by balance sheet cash flows, the Company supplements its liquidity with additional sources such as secured borrowing credit lines with the FHLB and the Federal Reserve Bank. Specifically, the Company has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and commercial loans to the Federal Reserve Bank. Based on collateral pledged as of September 30, 2026, the remaining FHLB available borrowing capacity was $437.2 million. Additional borrowing capacity with the Federal Reserve Bank was approximately $112.0 million as of September 30, 2026.

At September 30, 2026, the Company had three outstanding FHLB advances totaling $56.0 million with interest rates ranging from 3.61% to 4.07%.

Total liquidity, defined as cash and cash equivalents, unencumbered securities at fair value, and available secured borrowing capacity, was $809.9 million at September 30, 2026 compared to $827.0 million at December 31, 2025.

In addition to available secured borrowing capacity, the Company had available federal funds lines with correspondent banks of $110.0 million at September 30, 2026.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of its customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and financial guarantees which would impact the Company’s liquidity and capital resources to the extent customers accept and/or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. With the exception of these off-balance sheet arrangements, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors. For further information, see Note 7 to the Consolidated Financial Statements, included in Item 1 of this Form 10-Q, for further discussion of the nature, business purpose and elements of risk involved with these off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third fiscal quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of our operations, the Company and its subsidiary are parties to various claims and lawsuits. Currently, we are not party to any material legal proceedings, and no such proceedings are, to management’s knowledge, threatened against us.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 13, 2026. Additional risks not presently known, or that are currently deemed immaterial, may also adversely affect the Company’s business, financial condition or results of operations. Except as described below, there have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Risks Related to the Proposed Merger with Eagle

Because the exchange ratio is fixed, the number of shares of the Company’s common stock to be issued in the proposed transaction will not be adjusted for changes in the market price of the Company’s or Eagle’s common stock.

Upon completion of the proposed transaction, each outstanding share of Eagle common stock, except for certain specified shares, will be converted into the right to receive 2.00 shares of the Company’s common stock. There will be no adjustment to the merger consideration based upon changes in the market price of the Company’s common stock or Eagle’s common stock prior to the time the proposed transaction is completed, and the merger agreement cannot be terminated due to a change in the price of the Company’s common stock or Eagle’s common stock. Accordingly, the value of the merger consideration at closing may differ significantly from its value on the date the merger agreement was signed or on the dates of the shareholder meetings. Stock price changes may result from a variety of factors, including general market and economic conditions, such as inflation, trade policies and tariffs, volatility in capital markets, volatility in real estate markets, interest and currency rate fluctuations, labor availability, supply chain disruptions, global pandemics and public health crises and responses thereto, weather catastrophes and geopolitical instability, including shutdowns and threats of shutdowns of the U.S. federal government, political instability and political violence, changes in each company’s respective businesses, operations and prospects, and regulatory considerations, among other things. Many of these factors are beyond the control of the Company and Eagle.

The dilution caused by the issuance of shares of the Company’s common stock in connection with the proposed transaction may adversely affect the market price of the Company’s common stock.

In connection with the proposed transaction, the Company expects to issue approximately 10,823,230 shares of its common stock to Eagle shareholders (assuming that all holders of unvested Eagle restricted stock awards elect to receive shares of the Company’s common stock). The dilution caused by the issuance of these new shares may result in fluctuations in the market price of the Company’s common stock, including a stock price decrease.

The Company’s shareholders will have a reduced ownership and voting interest in the Company after the proposed transaction and will exercise less influence over management.

The Company’s shareholders currently have the right to vote for the election of directors and on other matters affecting the Company. Upon completion of the proposed transaction, each of the Company’s shareholders will hold a smaller percentage ownership of the combined company than such shareholder held prior to the proposed transaction. Based on shares outstanding as of June 30, 2026, and assuming that all holders of unvested restricted stock awards elect to receive shares of the Company’s common stock, it is currently expected that the Company’s existing shareholders as a group will own approximately 56.6% of the combined company’s common stock and former Eagle shareholders as a group will own approximately 43.4%. As a result, the Company’s existing shareholders will have less influence on the management and policies of the combined company than they now have on the management and policies of the Company.

The proposed transaction will result in changes to the boards of directors of the Company and the Bank.

Upon completion of the proposed transaction, the boards of directors of the Company and the Bank will each consist of 12 directors, including six directors designated by Eagle, including Eagle’s current chair, and six directors designated by the Company, with five directors designated by each group being independent under Nasdaq standards. This new composition of the boards of directors may affect the future decisions of the Company and the Bank.

Combining the Company and Eagle may be more difficult, costly or time-consuming than expected, and the anticipated benefits and cost savings of the proposed transaction may not be realized.

The success of the proposed transaction will depend on, among other things, the combined company’s ability to combine the businesses of the Company and Eagle. If the combined company is not able to successfully achieve this objective, the anticipated benefits of the proposed transaction may not be realized fully, or at all, or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the proposed transaction could be less than anticipated, and integration may result in additional unforeseen expenses.

The Company and Eagle have operated and, until the completion of the proposed transaction, will continue to operate, independently. A successful integration of the Company’s business and Eagle’s business will depend on the ability to consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. It is possible that the integration process could result in difficulties, such as the loss of key employees, the disruption of the combined company’s ongoing businesses, the inability to maintain and increase competitive presence, loan and deposit attrition, customer loss and revenue loss, additional costs or unexpected problems with operations, personnel, technology and credit, or inconsistencies in technologies, standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the proposed transaction. The loss of key employees could have an adverse effect on the combined company’s financial results and the value of its common stock. If the combined company experiences difficulties with the integration process, the anticipated benefits of the proposed transaction may not be realized fully, or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause current customers to move their accounts from Eagle or the Company to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources, and any problems with the assimilation of new operations, systems, sites or personnel could divert resources from banking operations. Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit the successful integration of Eagle and the Company. These integration matters could have an adverse effect on each of Eagle and the Company during this transition period and for an undetermined period after consummation of the proposed transaction.

Combining the Company and Eagle may fail to realize the anticipated synergies of the proposed transaction.

The success of the proposed transaction will depend, in part, on the ability to realize the anticipated expense synergies and revenue synergies from combining the businesses of the Company and Eagle. To realize the anticipated synergies from the proposed transaction, the Company and Eagle must integrate and combine their businesses in a manner that permits those synergies to be realized, without adversely affecting current revenues and future growth. If the Company and Eagle are not able to successfully achieve these objectives, the anticipated benefits of the proposed transaction may not be realized fully or at all or may take longer to realize than expected. In addition, the actual expense synergies of the proposed transaction could be less than anticipated, and integration may result in additional and unforeseen delays and expenses.

An inability to realize the full extent of the anticipated benefits of the proposed transaction, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company, which may adversely affect the value of the combined company’s common stock after the completion of the proposed transaction.

The Company and Eagle have incurred, and the combined company following the closing of the proposed transaction expects to incur, substantial expenses related to the proposed transaction and integration.

The Company and Eagle have incurred and expect to incur significant non-recurring costs associated with the proposed transaction. These costs include legal, financial advisory, accounting, consulting and other advisory fees, employee benefit-related costs, public company filing fees and other regulatory fees, printing costs and other related costs. Some of these costs are payable by either the Company or Eagle regardless of whether the proposed transaction is completed and may adversely impact the Company’s and Eagle’s earnings.

The combined company expects to incur substantial expenses in connection with consummation of the proposed transaction and combining the business, operations, networks, systems, technologies, policies and procedures of the two companies, including facilities and systems consolidation costs and employment-related costs. The Company and Eagle may also incur additional costs to retain key employees. Although the Company and Eagle have assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond their control that could affect the total amount or the timing of their combination expenses, and additional unanticipated costs may be incurred in the combination of the businesses of the Company and Eagle. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and combination expenses associated with the proposed transaction could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the consummation of the proposed transaction. As a result of these expenses, both the Company and Eagle expect to take charges against their earnings before and after the completion of the proposed transaction. The charges taken in connection with the proposed transaction are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present. There can be no assurance that the anticipated benefits and cost savings related to the integration of the businesses will be realized to offset these transaction and integration expenses over time.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated, cannot be met, or that could have an adverse effect on the combined company following the consummation of the proposed transaction.

Before the proposed transaction may be completed, various approvals, consents, waivers, and/or non-objections must be obtained from, or notices must be filed with, the Federal Reserve, the Virginia Bureau of Financial Institutions and other regulatory authorities in the United States. In determining whether to grant these approvals, the applicable regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political or regulatory environment generally.

The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business following the proposed transaction or require changes to the terms of the proposed transaction. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of the proposed transaction, imposing additional material costs on or materially limiting the revenues of the combined company following the proposed transaction or otherwise reducing the anticipated benefits of the proposed transaction if the proposed transaction were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the proposed transaction. The completion of the proposed transaction is conditioned on the receipt of the requisite regulatory approvals without the imposition of any condition or restriction that would reasonably be expected to be materially burdensome to the business, operations, capital, financial condition or results of operations of the Company or Eagle following the closing (a “burdensome condition”) and the expiration of all statutory waiting periods. Additionally, the completion of the proposed transaction is conditioned on the absence of certain laws, orders, injunctions or decrees issued by any court or governmental entity of competent jurisdiction that would prevent, prohibit or make illegal the consummation of the proposed transaction or any of the other transactions contemplated by the merger agreement.

If the consummation of the proposed transaction is delayed, including by a delay in receipt of necessary regulatory approvals, a denial of a regulatory application, or the imposition of a burdensome condition, the ongoing business and financial results of each company may also be adversely affected.

Failure to complete the proposed transaction could negatively affect the share prices, future business and financial results of the Company and Eagle.

The completion of the proposed transaction is subject to a number of customary conditions which must be fulfilled in order to complete the proposed transaction. These conditions to the consummation of the proposed transaction may not be fulfilled and, accordingly, the proposed transaction may not be completed. In addition, if the proposed transaction is not completed by September 30, 2027, either the Company or Eagle may choose to terminate the merger agreement at any time after that date if the failure to consummate the transactions contemplated by the merger agreement is not caused by any breach of the merger agreement by the party electing to terminate the merger agreement, before or after shareholder approval. The Company and Eagle may elect to terminate the merger agreement in other circumstances as well. If the merger agreement is terminated under certain circumstances, either the Company or Eagle may be required to pay a termination fee of $10.1 million to the other party.

If the proposed transaction is not consummated, the ongoing business and financial results of each company may be adversely affected and each company will be subject to risks, including significant declines in its share price to the extent that the current market prices reflect an assumption by the market that the proposed transaction will be completed, litigation related to any failure to complete the proposed transaction, and negative reactions from their respective customers and employees. If the consummation of the proposed transaction is delayed, including by the receipt of a competing acquisition proposal, the business, financial condition and results of operations of each company may be adversely affected.

In addition, each company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the proposed transaction is not completed, the companies would have to recognize these expenses without realizing the expected benefits of the proposed transaction. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the proposed transaction, including the diversion of management attention from pursuing other opportunities and the constraints in the merger agreement on the ability to make significant changes to each company’s ongoing business during the pendency of the proposed transaction, could have an adverse effect on each company’s business, financial condition and results of operations.

Additionally, the Company’s or Eagle’s business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the proposed transaction, without realizing any of the anticipated benefits of completing the proposed transaction, and the market price of the Company’s common stock or Eagle’s common stock might decline to the extent that the current market price reflects a market assumption that the proposed transaction will be completed. If the merger agreement is terminated and a company’s board of directors seeks another merger or business combination, such company’s shareholders cannot be certain that such company will be able to find a party willing to engage in a transaction on more attractive terms than the proposed transaction.

The Company will be subject to business uncertainties and contractual restrictions while the proposed transaction is pending.

Uncertainty about the effect of the proposed transaction on counterparties to contracts, employees, customers (including depositors and borrowers), suppliers, vendors and other parties may have an adverse effect on the Company’s business, financial condition and results of operations. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel and customers pending the consummation of the proposed transaction, and could cause those who deal with the Company to seek to change existing business relationships with the Company or fail to extend an existing relationship. In addition, competitors may target the Company’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the proposed transaction.

The pursuit of the proposed transaction and the preparation for the integration of the two companies may place a significant burden on the Company’s management and internal resources. In addition, the merger agreement restricts the Company from taking certain actions without Eagle’s consent while the proposed transaction is pending. These restrictions could have an adverse effect on the Company’s business, financial condition and results of operations.

The merger agreement contains provisions that may discourage other companies from pursuing, announcing or submitting a business combination proposal to the Company that might result in greater value to the Company’s shareholders.

The merger agreement generally prohibits the Company from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding, any acquisition proposal or offers for competing transactions. If the merger agreement is terminated under certain circumstances, the Company may be required to pay Eagle a termination fee of $10.1 million. The Company also has an unqualified obligation to submit the issuance of shares of its common stock in connection with the proposed transaction to a vote of its shareholders, even if the Company receives an unsolicited proposal that its board of directors believes is superior to the proposed transaction. In addition, each member of the Company’s board of directors and certain of its officers, in their capacities as shareholders, have entered into voting agreements that require them, among other things, to vote their shares in favor of the share issuance and against alternative transactions, subject to certain exceptions. These provisions could discourage a potential third party from pursuing, announcing or submitting a business combination proposal that might result in greater value to the Company’s shareholders than the proposed transaction.

Litigation relating to the proposed transaction could result in significant costs, management distraction, and/or a delay of or injunction against the proposed transaction, and/or otherwise negatively impact the business and operations of the Company and Eagle.

While Eagle and the Company believe that any claims that may be asserted by purported shareholder plaintiffs related to the proposed transaction would be without merit, the results of any such potential legal proceedings are difficult to predict and could delay or prevent the proposed transaction from being completed in a timely manner. The existence of litigation related to the proposed transaction could affect the likelihood of obtaining the required approvals from shareholders of Eagle and the Company. Moreover, any litigation could be time-consuming and expensive and divert the attention of management of Eagle and the Company away from their regular business. Further, any lawsuit adversely resolved against Eagle, the Company or members of the Eagle or Company boards of directors could have an adverse effect on each party’s business, financial condition and results of operations.

If any action remains unresolved, it could prevent or delay the completion of the proposed transaction. One of the conditions to the consummation of the proposed transaction is that no law, order, injunction or decree issued by any court or governmental entity of competent jurisdiction that would restrict, prohibit or make illegal the completion of the proposed transaction or any of the other transactions contemplated by the merger agreement be in effect. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a regulatory authority issues an order or other directive restricting, prohibiting or making illegal the consummation of the transactions contemplated by the merger agreement (including the proposed transaction), then such injunctive or other relief may delay or prevent the proposed transaction from becoming effective in a timely manner or at all and could result in significant costs to the Company and/or Eagle, including any cost associated with the indemnification of directors and officers of each company.

Interest rate volatility may adversely impact the fair value adjustments of investments and loans acquired in the proposed transaction.

Upon the closing of the proposed transaction, the combined company will need to adjust the fair value of Eagle’s investment and loan portfolios. Volatility in the interest rate environment could have the effect of increasing the magnitude of the purchase accounting marks relating to such fair value adjustments, thereby increasing initial tangible book value dilution, extending the tangible book value earn-back period, and negatively impacting the combined company’s capital ratios, which may result in the combined company taking steps to strengthen its capital position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities:

On August 18, 2021, the Company’s Board of Directors approved a share repurchase plan (the “Plan”) of up to 700,000 shares of its common stock, par value of $0.01 per share, or approximately 5% of outstanding common stock. As announced in a Current Report on Form 8-K filed with the SEC on August 19, 2026, the  Plan, which was set to expire on August 31, 2026, was extended to August 31,

2027. The first repurchase under the Plan occurred in May 2024. The following table reflects share repurchase activity during the three months ended September 30, 2026:

	Total Number of Shares Repurchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 2026	—	$—	—	457,850
August 2026	—	—	—	457,850
September 2026	—	—	—	457,850
	—	$—	—

(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)

During the fiscal quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
2.1

Agreement and Plan of Merger, by and among John Marshall Bancorp, Inc., George Sub, Inc. and Eagle Financial Services, Inc., dated September 7, 2026 (incorporated by reference to Exhibit 2.1 of John Marshall Bancorp, Inc.’s Current Report on Form 8-K filed on September 8, 2026).*

10.1	Form of Eagle Financial Services, Inc. Voting Agreement (incorporated by reference to Exhibit 10.1 of John Marshall Bancorp, Inc.’s Current Report on Form 8-K filed on September 8, 2026).
10.2	Form of John Marshall Bancorp, Inc. Voting Agreement (incorporated by reference to Exhibit 10.2 of John Marshall Bancorp, Inc.’s Current Report on Form 8-K filed on September 8, 2026).
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0†

Interactive data files formatted in Inline eXtensible Business Reporting Language pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2026 and September 30, 2025 (unaudited), (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and September 30, 2025  (unaudited), (iv) the Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2026 and September 30, 2025 (unaudited), (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and September 30, 2025 (unaudited) and (vi) the Notes to the Consolidated Financial Statements.

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.0)

* Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K, as applicable. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

†Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2026

JOHN MARSHALL BANCORP, INC.

By:	/s/ Christopher W. Bergstrom
Name:	Christopher W. Bergstrom
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kent D. Carstater
Name:	Kent D. Carstater
Title:	Senior Executive Vice President, Chief Financial Officer
(Principal Financial Officer)